Form 10-K
period 2015-12-31
Alphabet Inc.; GOOGLE INC.
filed 2016-02-11
CIK 1652044, 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
___________________________________________

State or Other Jurisdiction of Incorporation	Exact Name of Registrant as specified in its Charter, Address of Principal Executive Offices, Zip Code and Telephone Number (Including Area Code)	Commission File Number	IRS Employer Identification No.
Delaware	Alphabet Inc. 1600 Amphitheatre Parkway Mountain View, CA 94043 (650) 253-0000	001-37580	61-1767919
Delaware	Google Inc. 1600 Amphitheatre Parkway Mountain View, CA 94043 (650) 253-0000	001-36380	77-0493581
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Alphabet Inc.:
Class A Common Stock $0.001 par value	Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Class C Capital Stock $0.001 par value	Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Google Inc.:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Alphabet Inc.:
None
Google Inc.:
None
___________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Alphabet Inc.	Yes	☒	No	☐
Google Inc.	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Alphabet Inc.	Yes	☐	No	☒
Google Inc.	Yes	☒	No	☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Alphabet Inc.	Yes	☒	No	☐
Google Inc.	Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Alphabet Inc.	Yes	☒	No	☐
Google Inc.	Yes	☒	No	☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Alphabet Inc.	☐
Google Inc.	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Alphabet Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Google Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Alphabet Inc.	Yes	☐	No	☒
Google Inc.	Yes	☐	No	☒
As of June 30, 2015, the aggregate market value of shares held by non-affiliates of Google Inc. (the predecessor issuer pursuant to Rule 12g-3(a) under the Securities Exchange Act) (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2015) was approximately $311.0 billion. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
As of February 1, 2016, the following amounts were outstanding for Alphabet Inc. (the successor issuer pursuant to Rule 12g-3(a) under the Exchange Act as of October 2, 2015) (Alphabet): 292,580,627 shares of Alphabet's Class A common stock; 50,199,837 shares of Alphabet’s Class B common stock; and 345,539,303 shares of Alphabet’s Class C capital stock outstanding.
 ____________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

Table of Contents	Alphabet Inc. and Google Inc.

Explanatory Note
This Annual Report on Form 10-K is a combined report being separately filed by Google Inc. ("Google") and Alphabet Inc. ("Alphabet"), the successor issuer to, and parent holding company of, Google. Alphabet owns all of the equity interests in Google, and Google meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing its information within this Form 10-K with the reduced disclosure format. Each of Alphabet and Google is filing on its own behalf the information contained in this report that relates to itself, and neither registrant makes any representation as to information relating to the other registrant. Where information or an explanation is provided that is substantially the same for each registrant, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each registrant, separate information and explanation has been provided. In addition, separate consolidated financial statements for each registrant, along with notes to the consolidated financial statements, are included in this report. Unless indicated otherwise, throughout this Annual Report on Form 10-K, we refer to Alphabet and its consolidated subsidiaries, including Google and its consolidated subsidiaries, as "we," "us," and "our;" Alphabet Inc. and its subsidiaries as "Alphabet;" and Google Inc. and its subsidiaries as "Google."

Table of Contents	Alphabet Inc. and Google Inc.

Alphabet Inc. and Google Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2015

i

Table of Contents	Alphabet Inc. and Google Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success and trends in our business;

•
our plans to continue to invest in new businesses, products and technologies, systems, facilities, and infrastructure, to continue to hire aggressively and provide competitive compensation programs, as well as to continue to invest in acquisitions;

•	seasonal fluctuations in internet usage and advertiser expenditures, traditional retail seasonality and macroeconomic conditions, which are likely to cause fluctuations in our quarterly results;

•	the potential for declines in our revenue growth rate;

•
our expectation that growth in advertising revenues from our websites will continue to exceed that from our Google Network Members' websites, which will have a positive impact on our operating margins;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in the rate of change in revenue and revenue growth, as well as the rate of change in paid clicks and average cost-per-click and various factors contributing to such fluctuations;

•	our belief that our foreign exchange risk management program will not fully offset our net exposure to fluctuations in foreign currency exchange rates;

•	the expected increase of costs related to hedging activities under our foreign exchange risk management program;

•
our expectation that our cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses will increase in dollars and may increase as a percentage of revenues;

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	our continued investments in international markets;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations related to the new operating structure implemented pursuant to the holding company reorganization and the associated disclosure implications;

•	the expected timing and amount of Alphabet Inc.'s stock repurchase;

•	our intention to align our capital structure so that debt is held at the holding company level;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 "Business," Item 1A "Risk Factors," and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "our company," "we," "us," "our," and similar terms refer collectively to Alphabet Inc. and Google Inc., together with their subsidiaries, unless the context indicates otherwise.
"Alphabet," "Google," and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Table of Contents	Alphabet Inc. and Google Inc.

PART I

ITEM 1.	BUSINESS
Overview
As our founders Larry and Sergey wrote in the original founders letter, "Google is not a conventional company. We do not intend to become one." As part of that, they also explained that you could expect us to make "smaller bets in areas that might seem very speculative or even strange when compared to our current businesses." From the start, the company has always strived to do more, and to do important and meaningful things with the resources we have.
To help accelerate this, we announced plans in August 2015 to create a new public holding company, called Alphabet. Alphabet is a collection of businesses -- the largest of which, of course, is Google. It also includes businesses that we combine as Other Bets and generally are pretty far afield of our main Internet products such as Verily, Calico, X, Nest, GV, Google Capital and Access/Google Fiber. Our Alphabet structure is about helping businesses within Alphabet prosper through strong leaders and independence.
At Google, our innovations in search and advertising have made our website widely used and our brand one of the most recognized in the world. We generate revenues primarily by delivering online advertising that consumers find relevant and that advertisers find cost-effective. Google's core products such as Search, Android, Maps, Chrome, YouTube, Google Play and Gmail each have over one billion monthly active users. And we believe we are just beginning to scratch the surface. Google's vision is to remain a place of incredible creativity and innovation that uses our technical expertise to tackle big problems. Our Other Bets are also making important strides in their industries, and our goal is for them to become thriving, successful businesses in the long term.
Serving Our Users
In many ways Google search -- and the clean white page with the blinking cursor -- is a metaphor for how we think about innovation. Imagining the ways things could be -- without constraint -- is the process we use to look for better answers to some of life's everyday problems. It's about starting with the "What if?" and then working relentlessly to see if we can find the answer.
It's been that way from the beginning; providing ways to access knowledge and information has been core to Google and our products have come a long way in the last decade. We used to show just ten blue links in our results. You had to click through to different websites to get your answers, which took time. Now we are increasingly able to provide direct answers -- even if you're speaking your question using Voice Search -- which makes it quicker, easier and more natural to find what you're looking for.
Over time, we have added other services that let you access information quickly and easily. What if we could develop a smarter email service with plenty of storage? That's Gmail. What if we could make a simpler, speedier, safer browser? That's Chrome. What if we could provide easy access to movies, books, music and apps, no matter which device you're on? That's Google Play. What if developers could use Google's infrastructure to easily build and scale applications? And what if people could collaborate and get work done from anywhere on any device? That's cloud and apps.
As devices proliferate, it's more and more important to ensure that you can navigate effortlessly across them -- that the technology gets out of the way, so you can move through this multi-screen world as easily as possible. It's why we're investing so much in platforms like our Chrome browser, Chrome OS and our Android mobile operating system. Ultimately, we want you to have speedy, secure access to whatever you need, wherever you happen to be, and on whatever device you may be using at the time.
Ads as Answers
We asked, what if ads weren't intrusive and annoying? What if we could deliver a relevant ad at just the right time and give people useful commercial information? What if we could provide products that allow for better attribution and measurement across screens so that we show great ads for the right people?
Our advertising solutions help millions of companies grow their businesses, and we offer a wide range of products across screens and devices. We generate revenues primarily by delivering both performance advertising and brand advertising.

•
Performance advertising creates and delivers relevant ads that users will click, leading to direct engagement with advertisers. Most of our performance advertisers pay us when a user engages in their ads. Performance advertising lets our advertisers connect with users while driving measurable results.

Table of Contents	Alphabet Inc. and Google Inc.

For performance advertisers, AdWords, our primary auction-based advertising program, helps create simple text-based ads that appear on Google websites and the websites of Google Network Members, who use our advertising programs to deliver relevant ads alongside their search results and content. In addition, our partners that comprise the Google Network use our AdSense program to deliver relevant ads that generate revenues and enhance the user experience. These programs let both small and large businesses connect with users looking for a specific item, say a pair of shoes or a plane ticket back home. To that end, we continue to invest in our advertising programs and to make significant upgrades, including Estimated Total Conversions, which help advertisers measure the effectiveness of their campaigns in a multi-screen world.

•
Brand advertising helps enhance users' awareness of and affinity with advertisers' products and services, through videos, text, images, and other interactive ads that run across various devices. We help brand advertisers deliver digital videos and other types of ads to specific audiences for their brand-building marketing campaigns and in turn, generate revenue by distributing their ads such as the TrueView ads displayed on our YouTube videos.

We have built a world-class ad technology platform for brand advertisers, agencies, and publishers to power their digital marketing businesses. We aim to ensure great user experiences by serving the right ads at the right time and by building deep partnerships with brands and agencies. We also seek to improve the measurability of the effectiveness of brand advertising.
Furthermore, we have invested significantly in programmatic advertising to help advertisers reach users when and where it matters, giving them access to top-tier inventory across screens and formats, as well as the real-time insights that advertisers need to make their buys count.
We have allocated substantial resources to stopping bad advertising practices and protecting users on the web. We focus on creating the best advertising experiences for our users and advertisers in many ways, ranging from removing hundreds of millions of bad ads from our systems every year to closely monitoring the sites and apps that show our ads and blacklisting them when necessary to ensure that our ads do not fund bad content.
Bringing the Next 5 Billion Online
Fast search and high-quality ads matter only if you have access to the Internet. Right now, only a fraction of the seven billion people in the world are fortunate enough to be able to get online. That leaves out billions of people. With so much useful and life-changing information available today, it is unfortunate that such a significant portion of the world's population lacks even the most basic Internet connection.
Those people will be able to learn and start businesses, to grow and prosper in ways they simply could not without an Internet connection. Creating platforms for other people's success is a huge part of who we are. We want the world to join us online and to be greeted with the best possible experience once they get there. Connection is powerful; and we are working hard to make it a reality for everyone. The opportunities to improve lives on a grand scale are endless.
And there are people around the world whose lives we can improve every day by bringing information into their homes, into their schools, and into their pockets -- showing them just how powerful the simple idea of "getting online" can be.
At Google, we are helping people get online by tailoring hardware and software experiences that suit the needs of emerging markets, primarily through Android and Chrome. We're also making sure our core Google apps are fast and useful, especially for users in areas where speed, size and connectivity are central concerns.
Other Alphabet companies are pursuing initiatives with similar goals too. That's why we're investing in new projects, like Project Loon. We asked, what if we could use a network of balloons that could fly at the edge of space and provide connectivity in rural and remote areas? Loon has helped students in Brazil and farmers in New Zealand experience the power of an internet connection for the first time. And as the program expands, we hope to bring this to more and more people -- creating opportunities that simply did not exist before for millions of people, all around the world.
Moonshots
The idea of trying new things is reflected in some of our new, ambitious projects both within Google and Other Bets. Everything might not fit into a neat little box. We believe that is exactly how to stay relevant. Many companies get comfortable doing what they have always done, making only incremental changes. This incrementalism leads to irrelevance over time, especially in technology, where change tends to be revolutionary, not evolutionary. People thought we were crazy when we acquired YouTube and Android, and when we launched Chrome. But as those efforts have matured into major platforms for digital video and mobile devices, and a safer, popular browser, respectively, we continue to look towards the future and continue to invest for the long-term.

Table of Contents	Alphabet Inc. and Google Inc.

We won't become complacent, relying solely on small tweaks as the years wear on. As we said in the 2004 Founders' IPO Letter, we will not shy away from high-risk, high-reward projects that we believe in because they are the key to our long-term success. We won't stop asking "What if?" and then working hard to find the answer.
As explained in the letter from our CEO in August 2015, our Alphabet reorganization was implemented to better allow us to structure teams in ways that we believe will produce the fastest, most focused innovation possible for moonshot projects.
Research
We continue to invest in our existing products and services, including search and advertising, as well as developing new products and services through research and product development. We often release early-stage products. We then use data and user feedback to decide if and how to invest further in those products.
Our research and development expenses, which includes the vast majority of engineering and technical headcount responsible for research and development, as well as their associated costs, were $7.1 billion, $9.8 billion, and $12.3 billion in 2013, 2014 and 2015, respectively, which included stock-based compensation expense of $1.6 billion, $2.2 billion, and $2.7 billion, respectively. We expect to continue investing in hiring talented employees and building systems to develop new products and services and improve existing ones.
Competition
Our business is characterized by rapid change as well as new and disruptive technologies. We face formidable competition in every aspect of our business, particularly from companies that seek to connect people with online information and provide them with relevant advertising. We face competition from:

•	General purpose search engines and information services, such as Yahoo, Microsoft's Bing, Yandex, Baidu, Naver, WebCrawler, and MyWebSearch.

•
Vertical search engines and e-commerce websites, such as Kayak (travel queries), LinkedIn (job queries), WebMD (health queries), and Amazon and eBay (e-commerce). Some users will navigate directly to such content, websites, and apps rather than go through Google.

•
Social networks, such as Facebook and Twitter. Some users are increasingly relying on social networks for product or service referrals, rather than seeking information through traditional search engines.

•	Other forms of advertising, such as television, radio, newspapers, magazines, billboards, and yellow pages. Our advertisers typically advertise in multiple media, both online and offline.

•	Other online advertising platforms and networks, including Criteo, AppNexus, and Facebook, that compete for advertisers with AdWords, our primary auction-based advertising program.

•	Other operating systems and mobile device companies.

•
Providers of online products and services that provide answers, information, and services. A number of our online products and services, including Gmail, YouTube, and Google Docs, compete directly with new and established companies, which offer communication, information, storage and entertainment services, either on a stand-alone basis or integrated into other offerings.

Competing successfully depends heavily on our ability to rapidly deliver innovative products and technologies to the marketplace so that we can attract and retain:

•
Users, for whom other products and services are literally one click away, primarily on the basis of the relevance and usefulness of our search results and the features, availability, and ease of use of our products and services.

•
Advertisers, primarily based on our ability to generate sales leads, and ultimately customers, and to deliver their advertisements in an efficient and effective manner across a variety of distribution channels.

•
Content providers (Google Network Members, the parties who use our advertising programs to deliver relevant ads alongside their search results and content, as well as other content providers for whom we distribute or license content), primarily based on the quality of our advertiser base, our ability to help these partners generate revenues from advertising, and the terms of our agreements with them.

Intellectual Property
We rely on various intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks service marks, domain names and copyrights. We have also filed patent applications in the U.S. and foreign

Table of Contents	Alphabet Inc. and Google Inc.

countries covering certain of our technology, and acquired patent assets to supplement our portfolio. We have licensed in the past, and expect that we may license in the future, certain of our rights to other parties.
Culture and Employees
We take great pride in our culture. We embrace collaboration and creativity, and encourage the iteration of ideas to address complex technical challenges. Transparency and open dialogue are central to how we work, and we like to ensure that company news reaches our employees first through internal channels.
Despite our rapid growth, we still cherish our roots as a startup and wherever possible empower employees to act on great ideas regardless of their role or function within the company. We strive to hire great employees, with backgrounds and perspectives as diverse as those of our global users. We work to provide an environment where these talented people can have fulfilling careers addressing some of the biggest challenges in technology and society.
Our employees are among our best assets and are critical for our continued success. We expect to continue investing in hiring talented employees and to provide competitive compensation programs to our employees. As of December 31, 2015, we had 61,814 full-time employees: 23,336 in research and development, 19,082 in sales and marketing, 10,944 in operations, and 8,452 in general and administrative functions. Although we have work councils and statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff.
Seasonality
Our business is affected by both seasonal fluctuations in Internet usage and traditional retail seasonality. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year.
Information about Segments and Geographic Areas
Please refer to Note 16 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.
Other Matters
As part of the Alphabet reorganization, we expect to convert Google Inc. into a limited liability company.
Available Information
Our websites are located at www.google.com and www.abc.xyz, and our investor relations website is located at www.abc.xyz/investor. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports that we file or furnish with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Other." The content of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Table of Contents	Alphabet Inc. and Google Inc.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.
Risks Related to Our Businesses and Industries
We face intense competition. If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could be adversely affected.
Our businesses are rapidly evolving, intensely competitive, and subject to changing technologies, shifting user needs, and frequent introductions of new products and services. Competing successfully depends heavily on our ability to deliver innovative products and technologies to the marketplace rapidly and, for Google, provide products and services that make our search results and ads relevant and useful for our users. As our businesses evolve, the competitive pressure to innovate will encompass a wider range of products and services, including products and services that may be outside of our historical core business.
We have many competitors in different industries, including general purpose search engines and information services, vertical search engines and e-commerce websites, social networks, providers of online products and services, other forms of advertising and online advertising platforms and networks, other operating systems, and wireless mobile device companies. Our current and potential domestic and international competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experiences and resources in ways that could affect our competitive position, including by making acquisitions, continuing to invest heavily in research and development, aggressively initiating intellectual property claims (whether or not meritorious), and continuing to compete aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can or may foresee the consumer need for products and services before us.
Our competitors are constantly developing innovations in search, online advertising, wireless mobile devices, operating systems, and many other web-based products and services. The research and development of new, technologically advanced products is also a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology, market trends, and consumer needs. As a result, we must continue to invest significant resources in research and development, including through acquisitions, in order to enhance our search technology and our existing products and services, and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then acceptance rates for our products and services could decline. In addition, these new products and services may present new and difficult technological and legal challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, and Google Network Members, are not appropriately timed with market opportunities, or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer user experiences that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and operating results could be adversely affected.
Our ongoing investment in new businesses and new products, services, and technologies is inherently risky, and could disrupt our ongoing businesses.
We have invested and expect to continue to invest in new businesses, products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations, and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

Table of Contents	Alphabet Inc. and Google Inc.

More people are using devices other than desktop computers to access the Internet and accessing new devices to make search queries. If manufacturers and users do not widely adopt versions of our search technology, products, or operating systems developed for these devices, our business could be adversely affected.
The number of people who access the Internet through devices other than desktop computers, including mobile phones, smartphones, handheld computers such as netbooks and tablets, video game consoles, and television set-top devices, is increasing dramatically. The functionality and user experience associated with some alternative devices may make the use of our products and services through such devices more difficult (or just different) and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices. In addition, search queries are increasingly being undertaken via “apps” tailored to particular devices or social media platforms, which could affect our search and advertising business over time. As new devices and platforms are continually being released, it is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services. We expect to continue to devote significant resources to the creation, support, and maintenance of products and services across multiple platforms and devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, developers, and users to our products and services, or if we are slow to develop products and technologies that are more compatible with alternative devices and platforms, we will fail to capture the opportunities available as consumers and advertisers transition to a dynamic, multi-screen environment.
We generate a significant portion of our revenues from advertising, and reduced spending by advertisers or a loss of partners could seriously harm our business.
We generated 90% of total Google segment revenues from advertising in 2015. Many of our advertisers, companies that distribute our products and services, digital publishers, and content partners can terminate their contracts with us at any time. Those partners may not continue to do business with us if we do not create more value (such as increased numbers of users or customers, new sales leads, increased brand awareness, or more effective monetization) than their available alternatives. If we do not provide superior value or deliver advertisements efficiently and competitively, we could see a decrease in revenue and other adverse impacts to our business. Adverse macroeconomic conditions can also have a material negative impact on advertising revenues, which could adversely affect our revenues and business.
In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.
Our revenue growth rate could decline over time, and we anticipate downward pressure on our operating margin in the future.
Our revenue growth rate could decline over time as a result of a number of factors, including:

•	increasing competition,

•	changes in property mix, platform mix, and geographical mix

•	the challenges in maintaining our growth rate as our revenues increase to higher levels,

•	the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and the other markets in which we participate, and

•	the rate of user adoption of our products, services, and technologies.
We believe our margins could experience downward pressure as a result of increasing competition and increased costs for many aspects of our business. For instance, the margin on revenues we generate from our Google Network Members is significantly less than the margin on revenues we generate from advertising on Google websites. Consequently, our margins will experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network Members' websites compared to revenues generated through ads placed on Google websites. Additionally, the margin we earn on revenues generated from our Google Network Members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network Members.
Additionally, our margins could experience downward pressure because the margin on the sale of digital content and apps, advertising revenues from mobile devices and newer advertising formats are generally less than the margin on revenues we generate from advertising on our websites or traditional formats. Further, our margins could be impacted

Table of Contents	Alphabet Inc. and Google Inc.

adversely if we spend a proportionately larger amount to promote or distribute certain products or if we invest more heavily in our R&D efforts across the Company (such as our Other Bets businesses) than we have historically.
We are subject to increased regulatory scrutiny that may negatively impact our business.
The growth of our company and our expansion into a variety of new fields involves a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. For instance, several regulatory agencies have sought to review our search and other businesses on potential competition concerns. We continue to cooperate with the European Commission (EC) and other regulatory authorities around the world in investigations they are conducting with respect to our business and its impact on competition. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.
We are regularly subject to claims, suits, government investigations, and other proceedings that may result in adverse outcomes.
We are regularly subject to claims, suits, and government investigations involving competition, intellectual property, privacy, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. The sale of hardware products also exposes us to the risk of product liability and other litigation involving assertions about product defects, as well as health and safety, hazardous materials usage, and other environmental concerns. In addition, our businesses face intellectual property litigation, as further discussed later, that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell products and services.
Such claims, suits, and government investigations are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices or product recalls or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect our business and results of operations.
Acquisitions could result in operating difficulties, dilution, and other consequences that may adversely impact our business and results of operations.
Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Failure to successfully further develop the acquired business or technology.

•	Implementation or remediation of controls, procedures, and policies at the acquired company.

•	Integration of the acquired company's accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions.

•	Transition of operations, users, and customers onto our existing platforms.

•
Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or investment.

•
In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.

Table of Contents	Alphabet Inc. and Google Inc.

•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

•
Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, privacy issues, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.
Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefits or value of our acquisitions or investments may not materialize.
Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers, Google Network Members, and other partners.
Our strong Google brand has significantly contributed to the success of our business. Maintaining and enhancing the brands of both Google and Other Bets increases our ability to enter new categories and launch new and innovative products that better serve the needs of our users. Our brands may be negatively impacted by a number of factors, including, among others, reputational issues and product/technical performance failures. Further, if we fail to maintain and enhance equity in the Google brand, our business, operating results, and financial condition may be materially and adversely affected. Maintaining and enhancing our brand will depend largely on our ability to remain a technology leader and continue to provide high-quality, innovative products and services that are truly useful and play a meaningful role in people’s everyday lives.
A variety of new and existing laws could subject us to claims or otherwise harm our business.
We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. For example, current and new patent laws such as U.S. patent laws and European patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement. The costs of compliance with these laws and regulations are high and are likely to increase in the future.
Claims have been, or may be, threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, product liability, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users. Furthermore, many of these laws do not contemplate or address the unique issues raised by a number of our new businesses, products, services and technologies. In addition, the applicability and scope of these laws, as interpreted by the courts, remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad.
In addition, other laws that could subject us to claims or otherwise harm our business include, among others:

•
The Digital Millennium Copyright Act, which has provisions that limit in the U.S., but do not necessarily eliminate, our liability for caching or hosting, or for listing or linking to, third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Any future legislation impacting these safe harbors may adversely impact us.

•
Court decisions such as the ‘right to be forgotten’ ruling issued by the European court, which allows individuals to demand that Google remove search results about them in certain instances, may limit the content we can show to our users.

•
Various U.S. and international laws that restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors.

•	Data protection laws passed by many states that require notification to users when there is a security breach for personal data, such as California’s Information Practices Act.

•	Data localization laws, which generally mandate that certain types of data collected in a particular country be stored and/or processed within that country.

Table of Contents	Alphabet Inc. and Google Inc.

We face risks and costs overseas as our products and services are offered in international markets and may be subject to additional regulations. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.
We are, and may in the future be, subject to intellectual property or other claims, which are costly to defend, could result in significant damage awards, and could limit our ability to use certain technologies in the future.
Internet, technology, media, and other companies own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, patent holding companies may continue to seek to monetize patents they have purchased or otherwise obtained. As we have grown, the intellectual property rights claims against us have increased and may continue to increase as we develop new products, services, and technologies.
We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies infringe the intellectual property rights of others. Third parties have also sought broad injunctive relief against us by filing claims in U.S. and international courts and the U.S. International Trade Commission (ITC) for exclusion and cease and desist orders, which could limit our ability to sell our products or services in the U.S. or elsewhere if our products or services or those of our customers or suppliers are found to infringe the intellectual property subject to the claims. Adverse results in any of these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements (if licenses are available at all), or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.
Furthermore, in connection with our divestitures, we have agreed, and may in the future agree, to provide indemnification for certain potential liabilities. In addition, many of our agreements with our customers and partners, including certain suppliers, require us to indemnify them for certain intellectual property infringement claims against them, which could increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Such customers and partners may also discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business. Moreover, intellectual property indemnities provided to us by our suppliers, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products.
Regardless of the merits of the claims, intellectual property claims are often time consuming, expensive to litigate or settle, and cause significant diversion of management attention. To the extent such intellectual property infringement claims are successful, they may have an adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.
Our patents, trademarks, trade secrets, copyrights, and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.
Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Moreover, we may not have adequate patent or copyright protection for certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.
We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees, which could cause us to lose the competitive advantage resulting from these trade secrets.
We also face risks associated with our trademarks. For example, there is a risk that the word “Google” could become so commonly used that it becomes synonymous with the word “search.” If this happens, we could lose protection for this trademark, which could result in other people using the word “Google” to refer to their own products, thus diminishing our brand.

Table of Contents	Alphabet Inc. and Google Inc.

Any significant impairment of our intellectual property rights could harm our business and our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.
We may be subject to legal liability associated with providing online services or content.
We host and provide a wide variety of services and products that enable users to exchange information, advertise products and services, conduct business, and engage in various online activities both domestically and internationally. The law relating to the liability of providers of these online services and products for activities of their users is still somewhat unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we are and have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates U.S. and non-U.S. law.
We also arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.
Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.
From time to time, concerns have been expressed about whether our products, services, or processes compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results.
In addition, as nearly all of our products and services are web-based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and services we offer, and operate in more countries.
Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, including measures to ensure that our encryption of users’ data does not hinder law enforcement agencies’ access to that data. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of information from Europe to the U.S. A preliminary agreement has been reached between the U.S. and European governments to allow for legal certainty regarding transfers of data. However, given the preliminary nature of the agreement, some uncertainty remains, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.
If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.
Our products and services involve the storage and transmission of users’ and customers’ proprietary information, and security breaches expose us to a risk of loss of this information, litigation, and potential liability. We experience cyber attacks of varying degrees on a regular basis. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our

Table of Contents	Alphabet Inc. and Google Inc.

data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.
We face a number of manufacturing and supply chain risks that, if not properly managed, could adversely impact our financial results and prospects.
We face a number of risks related to manufacturing and supply chain management. For instance, the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. If the quality of our products does not meet our customers' expectations or our products are found to be defective, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.
We rely on third parties to manufacture many of our assemblies and finished products, and we have third-party arrangements for the design of some components and parts. Our business could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other material terms of our arrangements with them.
We have in the past, and may experience in the future, supply shortages and price increases driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters and significant changes in the financial or business condition of our suppliers. Workaround plans to address shortages could entail increased freight costs for expedited shipments. We may experience shortages or other supply chain disruptions in the future that could negatively impact our operations. In addition, some of the components we use in our products are available only from a single source or limited sources, and we may not be able to find replacement vendors on favorable terms or at all in the event of a supply chain disruption.
Additionally, because many of our supply contracts have volume-based pricing or minimum purchase requirements, if the volume of our hardware sales decreases or does not reach projected targets, we could face increased materials and manufacturing costs or other financial liabilities that could make our hardware products more costly per unit to manufacture and therefore less competitive and negatively impact our financial results. Further, certain of our competitors may negotiate more favorable contractual terms based on volume and other commitments that may provide them with competitive advantages and may impact our supply.
We also require our suppliers and business partners to comply with law and company policies regarding workplace and employment practices, data security, environmental compliance and intellectual property licensing, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation. If any of them fails to procure necessary license rights to third-party intellectual property, legal action could ensue that could impact the saleability of our products and expose us to financial obligations to third parties.
The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures pertaining to a manufacturer's efforts regarding the source of such minerals. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the minerals used in our products.
Web spam and content farms could decrease our search quality, which could damage our reputation and deter our current and potential users from using our products and services.
“Web spam” refers to websites that attempt to violate a search engine's quality guidelines or that otherwise seek to rank higher in search results than a search engine's assessment of their relevance and utility would rank them.
Although English-language web spam in our search results has been significantly reduced, and web spam in most other languages is limited, we expect web spammers will continue to seek ways to improve their rankings inappropriately. We continuously combat web spam, including through indexing technology that makes it harder for spam-like, less useful web content to rank highly. We face challenges from low-quality and irrelevant content websites, including “content farms”, which are websites that generate large quantities of low-quality content to help them improve

Table of Contents	Alphabet Inc. and Google Inc.

their search rankings. We are continually launching algorithmic changes focused on low-quality websites. If our search results display an increasing number of web spam and content farms, this could hurt our reputation for delivering relevant information or reduce user traffic to our websites. In addition, as we continue to take actions to improve our search quality and reduce low-quality content, this may in the short run reduce our AdSense revenues, since some of these websites are AdSense partners.
Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.
The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, natural disasters, the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and to potential disruptions if the operators of certain of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using, or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our services or the failure of our systems.
Our international operations expose us to additional risks that could harm our business, operating results, and financial condition.
Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. International revenues accounted for approximately 54% of our consolidated revenues in 2015. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.
In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:

•	Changes in local political, economic, regulatory, tax, social, and labor conditions, which may adversely harm our business.

•	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•
Import and export requirements, tariffs, trade disputes and barriers, and customs classifications that may prevent us from offering products or providing services to a particular market and may increase our operating costs.

•	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.

•	Still developing foreign laws and legal systems.

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of legal precedent.

•
Different employee/employer relationships, existence of workers' councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, privacy and data protection requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international growth efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Table of Contents	Alphabet Inc. and Google Inc.

Finally, since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues and earnings. Additionally, hedging programs are inherently risky and could expose us to additional risks that could adversely affect our financial condition and results of operations.
Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.
Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section in addition to the following factors may affect our operating results:

•	Our ability to continue to attract users to our websites and retain existing users on our websites.

•	Our ability to monetize (or generate revenues from) traffic on Google websites and our Google Network Members' websites both on desktop and mobile devices.

•	Revenue fluctuations caused by changes in property mix, platform mix, and geographical mix.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our acquisitions and our investments in risky projects, including new businesses, products, services, and technologies.

•	Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•	Our ability to generate significant revenues from new products and services in which we have invested considerable time and resources.
Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions, as well as budgeting and buying patterns. Also, user traffic tends to be seasonal. Our rapid growth has tended to mask the cyclicality and seasonality of our business. As our growth rate has slowed, the cyclicality and seasonality in our business has become more pronounced and caused our operating results to fluctuate.
If we were to lose the services of Larry, Sergey, Eric, Sundar, or other key personnel, we may not be able to execute our business strategy.
Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, Larry Page and Sergey Brin are critical to the overall management of Alphabet and its subsidiaries, and they, along with Sundar Pichai, the Chief Executive Officer of Google, play an important role in the development of our technology. Along with our Executive Chairman Eric E. Schmidt, they also play a key role in maintaining our culture and setting our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of key personnel could seriously harm our business.
We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively.
Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Table of Contents	Alphabet Inc. and Google Inc.

In addition, we believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, particularly in light of our holding company reorganization and new operating structure, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.
Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to restrict, block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.
Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. In addition, in some jurisdictions, our products and services have been subject to government-initiated restrictions or blockages. Such interference could result in a loss of existing users and advertisers, and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenues and growth.
New technologies could block online ads, which would harm our Google business.
Technologies have been developed that can block the display of our ads and that provide tools to users to opt out of our advertising products. Most of our Google revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages for our users. As a result, such technologies and tools could adversely affect our operating results.
We are exposed to fluctuations in the market values of our investments.
Given the global nature of our business, we have investments both domestically and internationally. Credit ratings and market values of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, foreign exchange rates, or other factors. As a result, the value or liquidity of our cash equivalents and marketable securities could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results.
We may have exposure to greater than anticipated tax liabilities.
Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. We are subject to regular review and audit by both domestic and foreign tax authorities. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions, including transfer pricing adjustments or permanent establishment. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
Risks Related to Ownership of Our Stock
The trading price for our Class A common stock and non-voting Class C capital stock may continue to be volatile.
The trading price of our stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 1, 2015 through December 31, 2015, the closing price of our Class A common stock ranged from $497.06 per share to $793.96 per share, and the closing price of our Class C capital stock ranged from $492.55 to $776.60 per share.
The trading price of our Class A common stock and Class C capital stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

•	Quarterly variations in our results of operations or those of our competitors.

Table of Contents	Alphabet Inc. and Google Inc.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	Commentary by industry and market professionals about our products, strategies, and other matters affecting our business and results, regardless of its accuracy.

•	The volume of shares of Class A common stock and Class C capital stock available for public sale.

•	Sales of Class A common stock and Class C capital stock by us or by our stockholders (including sales by our directors, executive officers, and other employees).

•	Short sales, hedging, and other derivative transactions on shares of our Class A common stock and Class C capital stock.

•	The perceived values of Class A common stock and Class C capital stock relative to one another.

•	Our stock repurchase program.
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may harm the market price of our Class A common stock and our Class C capital stock regardless of our actual operating performance.
We cannot guarantee that our recently announced stock repurchase program will be fully consummated or that our stock repurchase program will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our stock and could diminish our cash reserves.
In October 2015, our board of directors authorized our company to repurchase up to $5,099,019,513.59 of our Class C capital stock and in January 2016, our board of directors authorized our Company to repurchase an additional amount of approximately 514 thousand shares. The repurchase program does not have an expiration date. Although our board of directors has authorized a stock repurchase program, the share repurchase program does not obligate Alphabet to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock.
The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.
Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share, and our Class C capital stock has no voting rights. As of December 31, 2015, Larry, Sergey, and Eric beneficially owned approximately 92.5% of our outstanding Class B common stock, which represented approximately 58.5% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey’s current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Alphabet (including an acquisition of Alphabet by another company).
This concentrated control limits or severely restricts our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock and our Class C capital stock could be adversely affected.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.
Provisions in Alphabet’s certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

Table of Contents	Alphabet Inc. and Google Inc.

•
Our certificate of incorporation provides for a tri-class capital stock structure. As a result of this structure, Larry, Sergey, and Eric have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change of control transaction that other stockholders may view as beneficial. As noted above, the issuance of the Class C capital stock could have the effect of prolonging the influence of Larry, Sergey, and Eric.

•
Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•
Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders' meeting.

•	Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

•
Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.

•
Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its outstanding voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.
Risks Related to Our Holding Company Reorganization
As a holding company, Alphabet will be dependent on the operations and funds of its subsidiaries.
On October 2, 2015, we completed a reorganization pursuant to which Alphabet became a holding company with no business operations of its own. Alphabet’s only significant assets are the outstanding equity interests in Google and any other future subsidiaries of Alphabet. As a result, we rely on cash flows from subsidiaries to meet our obligations, including to service any debt obligations of Alphabet.
We may not obtain the anticipated benefits of our reorganization into a holding company structure.
We believe that our holding company reorganization and a new operating structure will increase management scale and allow us to focus on running our diverse businesses independently with the goal of maximizing each of the business’ potential. The anticipated benefits of this reorganization may not be obtained if circumstances prevent us from taking advantage of the strategic and business opportunities that we expect it may afford us. As a result, we may incur the costs of a holding company structure without realizing the anticipated benefits, which could adversely affect our reputation, financial condition, and operating results.
Alphabet’s management is dedicating significant effort to the new operating structure. These efforts may divert management’s focus and resources from Alphabet’s business, corporate initiatives, or strategic opportunities, which could have an adverse effect on our businesses, results of operations, financial condition, or prospects. Additionally, our subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to Alphabet, as the new holding company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments at December 31, 2015.

ITEM 2.	PROPERTIES
Our headquarters are located in Mountain View, California, where we own approximately 4.8 million square feet of office and building space and approximately fifteen acres of developable land to accommodate anticipated future growth. In addition, we own and lease office and building space, research and development, and sales and support offices primarily in North America, Europe, South America, and Asia. We operate and own data centers in the U.S.,

Table of Contents	Alphabet Inc. and Google Inc.

Europe, South America, and Asia pursuant to various lease agreements and co-location arrangements. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 11 “Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
During the fourth quarter of 2015, Alphabet Inc. became the successor issuer of Google Inc. pursuant to Rule 12g-3(a) under the Exchange Act as of October 2, 2015.
Price Range of Common Stock and Capital Stock
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “GOOG” since August 19, 2004 and under the symbol "GOOGL" since April 3, 2014. Prior to August 19, 2004, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the Nasdaq Global Select Market.

Fiscal Year 2015 Quarters Ended:	High	Low
March 31, 2015	$581.44	$497.06
June 30, 2015	573.66	532.74
September 30, 2015	699.62	541.70
December 31, 2015	793.96	642.00

Fiscal Year 2014 Quarters Ended:	High	Low
March 31, 2014	$610.70	$551.17
June 30, 2014	585.93	518.00
September 30, 2014	605.40	571.81
December 31, 2014	587.78	498.16
Our Class B common stock is neither listed nor traded.
Our Class C capital stock has been listed on the Nasdaq Global Select Market under the symbol “GOOG” since April 3, 2014. Prior to that time, there was no public market for our Class C capital stock. The following table sets forth for the indicated periods the high and low sales prices per share for our Class C capital stock on the Nasdaq Global Select Market.

Fiscal Year 2015 Quarters Ended:	High	Low
March 31, 2015	$575.33	$492.55
June 30, 2015	565.06	520.51
September 30, 2015	672.93	516.83
December 31, 2015	776.60	611.29

Fiscal Year 2014 Quarters Ended:	High	Low
March 31, 2014	$—	$—
June 30, 2014	578.65	509.96
September 30, 2014	596.08	562.73
December 31, 2014	577.35	495.39

Table of Contents	Alphabet Inc. and Google Inc.

Holders of Record
As of December 31, 2015, there were approximately, 2,279 and 2,173 stockholders of record of our Class A common stock and Class C capital stock, respectively, and the closing prices of our Class A common stock and Class C capital stock were $778.01 and $758.88 per share, respectively, as reported by the NASDAQ Global Select Market. Because many of our shares of Class A common stock and Class C capital stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2015, there were approximately 68 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividend on our common or capital stock. We intend to retain any future earnings and do not expect to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1 - 31	0	$0.00	0	$5,099
November 1 - 30	1,500	$737.72	1,500	$3,934
December 1 - 31	891	$757.04	891	$3,319
Total	2,391	$744.68	2,391

(1)
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of 10b5-1 plans. The repurchase program does not have an expiration date. Refer to Note 13 in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.

(2)	Average price paid per share includes costs associated with the repurchases.
Unregistered Sales of Equity Securities
On December 17, 2015, we issued an aggregate of approximately 514 thousand shares of our Class C capital stock in connection with our acquisition of bebop Technologies, Inc. The issuance of our shares was made in reliance upon an exemption from the registration requirements of the Securities Act provided by Regulation D.
Stock Performance Graph
The following graph compares the 5-year cumulative total return to shareholders on Alphabet Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, the RDG Internet Composite index, and the NASDAQ Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s Class A common stock, Class C capital stock, and in each index on December 31, 2010 and its relative performance is tracked through December 31, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

Table of Contents	Alphabet Inc. and Google Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Alphabet Inc., the S&P 500 Index, the
NASDAQ Composite Index, and the RDG Internet Composite Index
*$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Alphabet under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Table of Contents	Alphabet Inc. and Google Inc.

The consolidated statements of income data of Alphabet and Google were as follows for the periods presented:

	Year Ended December 31,
	2011(1)	2012(1)	2013(1)	2014(1)	2015
	(in millions)
Consolidated Statements of Income Data:
Revenues	$37,905	$46,039	$55,519	$66,001	$74,989
Income from operations	11,742	13,834	15,403	16,496	19,360
Net income from continuing operations	9,706	11,435	13,160	13,620	16,348
Net income (loss) from discontinued operations	0	(816)	(427)	516	0
Net income	9,706	10,619	12,733	14,136	16,348

(1)
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015. Please refer to Note 1 and Note 17 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

The basic and diluted income per share data as included on the consolidated statements of income of Alphabet were as follows for the periods presented (not required for Google pursuant to Rule 12g-3(a)):

	Year Ended December 31,
	2011(1)	2012(1)	2013(1)	2014(1)	2015
	(in millions, except per share amounts)
Basic net income (loss) per share of Class A and B common stock:
Continuing operations	$15.04	$17.47	$19.77	$20.15	$23.11
Discontinued operations	0.00	(1.25)	(0.64)	0.76	0.00
Basic net income per share of Class A and B common stock	$15.04	$16.22	$19.13	$20.91	$23.11
Basic net income (loss) per share of Class C capital stock:
Continuing operations	$15.04	$17.47	$19.77	$20.15	$24.63
Discontinued operations	0.00	(1.25)	(0.64)	0.76	0.00
Basic net income per share of Class C capital stock	$15.04	$16.22	$19.13	$20.91	$24.63
Diluted net income (loss) per share of Class A and B common stock:
Continuing operations	$14.83	$17.21	$19.42	$19.82	$22.84
Discontinued operations	0.00	(1.23)	(0.63)	0.75	0.00
Diluted net income per share of Class A and B common stock	$14.83	$15.98	$18.79	$20.57	$22.84
Diluted net income (loss) per share of Class C capital stock:
Continuing operations	$14.83	$17.21	$19.42	$19.82	$24.34
Discontinued operations	0.00	(1.23)	(0.63)	0.75	0.00
Diluted net income per share of Class C capital stock	$14.83	$15.98	$18.79	$20.57	$24.34

(1)
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015. Please refer to Note 1 and Note 17 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K

Table of Contents	Alphabet Inc. and Google Inc.

The consolidated balance sheets of Alphabet and Google were as follows for the periods presented:

	As of December 31,
	2011(1)(2)	2012(1)(2)	2013(1)(2)	2014(1)(2)	2015
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$44,626	$48,088	$58,717	$64,395	$73,066
Total assets	72,359	92,711	109,050	129,187	147,461
Total long-term liabilities	5,294	6,662	6,165	8,548	7,820
Total stockholders’ equity	58,118	71,570	86,977	103,860	120,331

(1)
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015. Please refer to Note 1 and Note 17 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

(2)
Includes reclassifications of deferred tax assets and liabilities related to ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” Please refer to Note 1 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.
Trends in Our Business
The following trends have contributed to the results of our consolidated operations, and we anticipate that they will continue to impact our future results:
•Users' behaviors and advertising continue to shift online as the digital economy evolves.
The continuing shift from an offline to online world has contributed to the growth of our business since inception, resulting in increasing revenues, and we expect that this online shift will continue to benefit our business.
•As online advertising evolves, we continue to expand our product offerings which may impact our monetization.
As interactions between users and advertisers change, we continue to expand our product offerings to serve their changing needs. Over time, we expect our monetization trends to fluctuate. For example, we have seen an increase in YouTube engagement ads, which monetize at a lower rate than traditional search desktop ads. Additionally, advertisers are beginning to shift to programmatic buying which presents opportunities for advertisers to connect with the right user, in the right moment, in the right context. This may also have different monetization profiles to our existing advertising business. These trends will continue to affect our monetization in the future.
•Users are increasingly using multiple devices to access our products and services, and our advertising revenues are increasingly coming from mobile phones and other new formats.
Our users are accessing the Internet via multiple devices. Mobile computing power continues to grow and users want to feel connected no matter where they are or what they are doing. We seek to expand our products and services to stay in front of this shift in order to maintain and grow our business.
In this multi-device world, we generate our advertising revenues increasingly from mobile phones and newer advertising formats, and the margins from the advertising revenues from these sources have generally been lower than those from desktop computers and tablets. Our traffic acquisition cost (TAC) may also be impacted because the rates at which we share mobile revenues with our partners may differ from our traditional desktop and tablet formats. We expect both of these trends to continue to put pressure on our overall margins, particularly if we fail to realize the opportunities presented during the transition to a dynamic multi-screen environment.
•As users in developing economies increasingly come online, we generate increasing revenues from international markets, and movements in foreign exchange rates impact such revenues.

Table of Contents	Alphabet Inc. and Google Inc.

The shift to online, as well as the advent of the multi-device world, has brought opportunities outside of the U.S., especially in emerging markets, and we continue to develop localized versions of our products and relevant advertising programs useful to our users in these markets. This has led to a trend of increased revenues from international markets over time and we expect that our results will continue to be impacted by our performance in these markets, particularly as low-cost mobile devices become more available.
Our international revenues represent a significant proportion of our revenues and are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. While we have a foreign exchange risk management program designed to reduce our exposure to these fluctuations, this program does not fully offset their effect on our revenues and earnings.
•The portion of our revenues that we derive from non-advertising revenues is increasing.
Non-advertising revenues have grown over time. We expect this trend to continue as we focus on expanding our Google offerings to our users through products like Google Play, cloud and apps and hardware products. Across these initiatives, we currently derive non-advertising revenues primarily from sales of digital content products, hardware sales, service and licensing fees; the margins on these non-advertising businesses vary significantly and may be lower than the margins on our advertising business. A number of our Other Bets initiatives are in their initial development stages, and as such, the sources of revenues from these businesses could change over time and the revenues themselves could be volatile.
•As we continue to look for new ways to serve our users and expand our businesses, we will invest heavily in R&D and our capital expenditures will continue to fluctuate.
We continue to make significant research and development (R&D) investments in areas of strategic focus for Google, such as search and advertising, as well as in new products and services across both Google and Other Bets. The amount of our capital expenditures has fluctuated and may continue to fluctuate in the long term as we invest heavily in our systems, data centers, real estate and facilities, and information technology infrastructure.
In addition, acquisitions remain an important part of our strategy and use of capital, and we expect to continue to spend cash on acquisitions and other investments. These acquisitions generally enhance the breadth and depth of our offerings, as well as expanding our expertise in engineering and other functional areas.

•	Our employees are critical to our success and we expect to continue investing in them.
Our employees are among our best assets and are critical for our continued success. Their energy and talent drive Alphabet and create our success. We expect to continue hiring talented employees and to provide competitive compensation programs to our employees. As of December 31, 2015, we had 61,814 full-time employees: 23,336 in research and development, 19,082 in sales and marketing, 10,944 in operations, and 8,452 in general and administrative, an increase of 8,214 total headcount from December 31, 2014.
Executive Overview of Results
Here are our key financial results for the fiscal year ended December 31, 2015 (consolidated unless otherwise noted):

•	Revenues of $75.0 billion and revenue growth of 14% year over year, constant currency revenue growth of 20% year over year.

•	Google segment revenues of $74.5 billion with revenue growth of 14% and Other Bets revenues of $0.4 billion.

•	Revenues from the United States, the United Kingdom, and Rest of World were $34.8 billion, $7.1 billion, and $33.1 billion, respectively.

•
Cost of revenues was $28.2 billion, consisting of traffic acquisition costs of $14.4 billion and other cost of revenues of $13.8 billion. Our traffic acquisition costs as a percentage of advertising revenues was 21%.

•	Operating expenses (excluding cost of revenues) were $27.5 billion.

•	Income from operations was $19.4 billion.

•	Effective tax rate of 17%.

•	Net income was $16.3 billion with diluted net income per share for Class A and B common stock of $22.84 and for Class C capital stock of $24.34.

•	Operating cash flow was $26.0 billion.

•	Capital expenditures were $9.9 billion.

Table of Contents	Alphabet Inc. and Google Inc.

•	Headcount was 61,814 as of December 31, 2015.
Information about Segments
In conjunction with the Alphabet reorganization, in the fourth quarter of 2015, we implemented legal and operational changes in how our Chief Operating Decision Maker (CODM) manages our businesses, including resource allocation and performance assessment. Consequently, we have multiple operating segments, representing the individual businesses that are run separately under the Alphabet structure.
Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the operating segments are combined and disclosed below as Other Bets. All prior-period amounts have been adjusted retrospectively to reflect the reportable segment change.
Our reported segments are described below:

•
Google – Google includes our main internet products such as Search, Ads, Commerce, Maps, YouTube, Apps, Cloud, Android, Chrome, Google Play as well as hardware products we sell, such as Chromecast, Chromebooks and Nexus. Our technical infrastructure and newer efforts like Virtual Reality are also included in Google.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access/Google Fiber, Calico, Nest, Verily, GV, Google Capital, X, and other initiatives.

Please refer to Note 16 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for further information.
Consolidated Results of Operations
The following table presents our operating results as a percentage of revenues for the periods presented:

	Year Ended December 31,
	2013(1)(2)	2014(1)(2)	2015
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	39.6	38.9	37.6
Research and development	12.9	14.9	16.3
Sales and marketing	11.8	12.3	12.1
General and administrative	8.0	8.9	8.2
Total costs and expenses	72.3%	75.0%	74.2%
Income from operations	27.7	25.0	25.8
Other income (expense), net	0.9	1.1	0.4
Income from continuing operations before income taxes	28.6	26.1	26.2
Provision for income taxes	4.9	5.5	4.4
Net income from continuing operations	23.7	20.6	21.8
Net income (loss) from discontinued operations	(0.8)	0.8	0.0
Net income	22.9%	21.4%	21.8%

(1)
Financial results of Motorola Home were included in net income (loss) from discontinued operations for the year ended December 31, 2013. Financial results of Motorola Mobile were included in net income (loss) from discontinued operations for the years ended December 31, 2013 and 2014.

(2)
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015. Please refer to Note 1 and Note 17 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

Table of Contents	Alphabet Inc. and Google Inc.

Consolidated Revenues
The following table presents our consolidated revenues, by segment and revenue source (in millions), for the periods presented:

	Year Ended December 31,
	2013	2014	2015
Google segment
Google websites	$37,422	$45,085	$52,357
Google Network Members' websites (1)	13,650	14,539	15,033
Google advertising revenues	51,072	59,624	67,390
Google other revenues (1)	4,435	6,050	7,151
Google segment revenues	$55,507	$65,674	$74,541

Other Bets
Other Bets revenues	$12	$327	$448

Consolidated revenues	$55,519	$66,001	$74,989

(1)
Prior period amounts have been adjusted to reflect the reclassification primarily related to DoubleClick ad serving software revenues from Google other revenues to Advertising Revenues from Google Network Members' websites to conform with the current period presentation.

Google segment
The following table presents our Google segment revenues (in millions), those revenues expressed as a percentage of consolidated revenues, and changes in our aggregate paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Year Ended December 31,
	2013	2014	2015
Google segment revenues	$55,507	$65,674	$74,541
Google segment revenues as a percentage of consolidated revenues	100.0%	99.5%	99.4%
Aggregate paid clicks change		20%	22%
Aggregate cost-per-click change		(5)%	(11)%
Use of Monetization Metrics
When assessing our advertising revenue performance, we present information regarding the number of "paid clicks" and "cost-per-click" for our Google websites and Google Network Members websites. Management views these as important metrics for understanding our business. We periodically review, refine and update our methodologies for monitoring, gathering, and counting the number of paid clicks and for identifying the revenues generated by click activity.
Paid clicks for our Google websites represent engagement by users and include clicks on advertisements by end-users related to searches on Google.com, clicks related to advertisements on other owned and operated properties including Gmail, Finance, Maps, and Google Play; and viewed YouTube engagement ads like TrueView (counted as an engagement when the user chooses not to skip the ad). Paid clicks for our Google Network Members' websites include clicks by end-users related to advertisements served on Google Network Members' properties participating in our AdSense for Search, AdSense for Content and AdMob businesses. In some cases, such as programmatic and reservation based advertising buying, we charge advertisers by impression; while growing, this represents a small part of our revenue base.
Cost-per-click is defined as click-driven revenue divided by our total number of paid clicks and represents the average cost of each engagement by users we charge advertisers.
The rate of change in revenue and revenue growth, as well as the rate of change in paid clicks and cost-per-click on Google websites and Google Network Members' websites and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including:

Table of Contents	Alphabet Inc. and Google Inc.

•	growth rates of our revenues from Google websites, including YouTube, compared to those of our revenues from Google Network Members' websites;

•	advertiser competition for keywords;

•	changes in foreign currency exchange rates;

•	seasonality;

•	the fees advertisers are willing to pay based on how they manage their advertising costs;

•	changes in advertising quality or formats;

•	traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels;

•
a shift in the proportion of non-click based revenue generated in Google websites and Google Network Members' websites, including an increase in programmatic and reservation based advertising buying; and

•	general economic conditions.
Our revenue growth rate has generally declined over time as a result of a number of factors, including increasing competition, query growth rates, challenges in maintaining our growth rate as our revenues increase to higher levels, the evolution of the online advertising market, our investments in new business strategies, changes in our product mix, and shifts in the geographic mix of our revenues. We also expect that our revenue growth rate will continue to be affected by evolving user preferences, the acceptance by users of our products and services as they are delivered on diverse devices, our ability to create a seamless experience for both users and advertisers, and movements in foreign currency exchange rates.
Google websites
The following table presents our Google websites revenues (in millions), those revenues expressed as a percentage of Google segment revenues, and changes in our paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Year Ended December 31,
	2013	2014	2015
Google websites	$37,422	$45,085	$52,357
Google websites as a percentage of Google segment revenues	67.4%	68.6%	70.2%
Paid clicks change		29%	33%
Cost-per-click change		(7)%	(15)%
Google websites revenues consist primarily of:

•	AdWords revenue that is generated on Google.com. This includes revenue from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.;

•	Advertising revenue generated on YouTube, including, but not limited to YouTube TrueView and Google Preferred; and

•	Advertising revenue generated from other Google owned and operated properties like Gmail, Finance, Maps, and Google Play.
Our Google websites revenues increased $7,272 million from 2014 to 2015 and also increased as a percentage of Google segment revenues. Our Google websites revenue growth was primarily driven by increases in mobile search due to ongoing improvements in ad formats, as well as growth in YouTube video advertising across TrueView and Google Preferred, partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs increased from 2014 to 2015 due to an increase in aggregate traffic on Google owned properties, the adoption of advertising formats such as YouTube engagement ads, and continued global expansion of our products, advertisers and user base across all platforms, particularly mobile. The positive impact on our revenues from paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease was primarily driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other platforms, as well as changes in property and device mix, product mix, geographic mix, and ongoing product changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Our Google websites revenues increased $7,663 million from 2013 to 2014 and also increased as a percentage of Google segment revenues. Our Google websites revenue growth was driven primarily by growth across all platforms due to ongoing improvements in ad formats, as well as growth in YouTube engagement ads, partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.

Table of Contents	Alphabet Inc. and Google Inc.

The increase in the number of paid clicks generated through our advertising programs from 2013 to 2014 was due to certain monetization improvements including new and richer ad formats, an increase in aggregate traffic across all platforms, the continued global expansion of our products, advertisers, and user base, partially offset by certain advertising policy changes. The positive impact on our revenues from paid clicks was partially offset by a decrease in the average cost-per-click paid by our advertisers. The decrease was due to various factors, such as the geographic mix, device mix, property mix, ongoing product and policy changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Google Network Members' websites
The following table presents our Google Network Members' websites revenues (in millions), those revenues expressed as a percentage of Google segment revenues, and changes in our paid clicks and cost-per-click for the periods presented (in percentage terms):

	Year Ended December 31,
	2013	2014	2015
Google Network Members' websites(1)	$13,650	$14,539	$15,033
Google Network Members' websites revenues as a percentage of Google segment revenues(1)	24.6%	22.1%	20.2%
Paid clicks change		2%	(7)%
Cost-per-click change		(6)%	(3)%

(1)
Prior period amounts have been adjusted to reflect the reclassification primarily related to DoubleClick ad serving software revenues from Google other revenues to Advertising Revenues from Google Network Members' websites to conform with the current period presentation.

Google Network Members' websites revenues consist primarily of:

•	AdSense (such as AdSense for Search, AdSense for Content, etc.);

•	AdExchange;

•	AdMob;

•	All DoubleClick-related revenues including DoubleClick Bid Manager revenues; and

•	Other Network products including AdSense for Domains.
Our Google Network Members' websites revenues increased $494 million from 2014 to 2015. The increase was primarily driven by strength in programmatic advertising buying, offset by our continued AdSense advertising policy changes aimed at enriching the experience for users and the general strengthening of the U.S. dollar compared to certain foreign currencies. The decrease in Network Members' websites revenues as a percentage of Google segment revenues is due to relatively slower growth of Network Members' websites revenues compared to that of Google websites revenues as well as Google other revenues.
The decreases in both paid clicks and cost-per-click paid by our advertisers from 2014 to 2015 were primarily driven by ongoing product and policy changes designed to reduce lower quality inventory on AdSense for Search, changes in property and device mix, product mix, and geographic mix, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Our Google Network Members' websites revenues increased $889 million from 2013 to 2014. The increase was mainly due to certain monetization improvements including new and richer ad formats and an increase in the number of Google Network Members, partially offset by certain AdSense advertising policy changes aimed at enriching the experience for users. The decrease in Network Members' websites revenues as a percentage of Google segment revenues is due to relatively slower growth of Network Members' websites revenues compared to that of Google websites revenues as well as Google other revenues.
The increase in paid clicks from 2013 to 2014 was due to certain monetization improvements including new and richer ad formats, an increase in aggregate traffic across all platforms, the continued global expansion of our products, advertisers, and user base, and an increase in the number of Google Network Members, partially offset by certain advertising policy changes. The decrease in the average cost-per-click from 2013 to 2014 was due to various factors, such as the geographic mix, device mix, property mix, ongoing product and policy changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.

Table of Contents	Alphabet Inc. and Google Inc.

Google other revenues
The following table presents our Google other revenues (in millions), and those revenues expressed as a percentage of Google segment revenues, for the periods presented:

	Year Ended December 31,
	2013	2014	2015
Google other revenues(1)	$4,435	$6,050	$7,151
Google other revenues as a percentage of Google segment revenues(1)	8.0%	9.3%	9.6%

(1)
Prior period amounts have been adjusted to reflect the reclassification primarily related to DoubleClick ad serving software revenues from Google other revenues to Advertising Revenues from Google Network Members' websites to conform with the current period presentation.

Google other revenues consist primarily of:
•Sales of apps and media content in the Google Play store;

•	Sales of certain Google branded hardware, such as Chromecast;
•Service fees received for cloud and apps and our Maps API; and
•Licensing-related revenue.
Google other revenues increased $1,101 million from 2014 to 2015 and increased as a percentage of Google segment revenues. These increases were primarily due to the growth of our sales of digital content products in the Google Play store, primarily apps (revenues which we recognize net of payout to partners). In addition, there was an increase in revenues from service fees received for cloud and apps offerings. These increases were partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
Google other revenues increased $1,615 million from 2013 to 2014 and increased as a percentage of Google segment revenues. The increase was primarily due to growth of our sales of digital content products in the Google Play store, primarily apps.
Other Bets
The following table presents our Other Bets revenues (in millions), and those revenues expressed as a percentage of consolidated revenues, for the periods presented:

	Year Ended December 31,
	2013	2014	2015
Other Bets revenues	$12	$327	$448
Other Bets revenues as a percentage of consolidated revenues	0.0%	0.5%	0.6%
Other Bets revenues consist primarily of:

•	Sales of Nest branded hardware;

•	Revenues from internet and TV services; and

•	Revenues from licensing and R&D services.
Our Other Bets revenues increased $121 million from 2014 to 2015 and remained relatively flat as a percentage of consolidated revenues. The increase was primarily due to increases in revenues from sales of Nest branded hardware and revenues from internet and TV services, partially offset by a decrease in licensing revenues. As Nest was acquired in February 2014, the increase in our Nest revenues is impacted by a partial year of revenues in 2014 as compared to a full year in 2015.
Our Other Bets revenues increased $315 million from 2013 to 2014 and increased as a percentage of consolidated revenues. This is primarily due to the acquisition of Nest in 2014 as well as an increase of licensing revenues.

Table of Contents	Alphabet Inc. and Google Inc.

Consolidated Revenues by Geography
The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Year Ended December 31,
	2013	2014	2015
United States	46%	45%	46%
United Kingdom	10%	10%	10%
Rest of the world	44%	45%	44%
For the amounts of revenues by geography, please refer to Note 16 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.
Use of Constant Currency and Constant Currency Growth
The impact of exchange rates on our business is an important factor in understanding period to period comparisons. Our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis in addition to reported results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our core operating results.
Constant currency information compares results between periods as if exchange rates had remained constant period over period. We define constant currency revenues as total revenues excluding the impact of foreign exchange rate movements and hedging activities, and use it to determine the constant currency revenue growth on a year-on-year basis. Constant currency revenues are calculated by translating current period revenues using prior period exchange rates, as well as excluding any hedging gains realized in the current period.
Constant currency revenue growth (expressed as a percentage) is calculated by determining the increase in current period revenues over prior period revenues where current period foreign currency revenues are translated using prior period exchange rates and hedging benefits are excluded from revenues of both periods.
These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.
The following table presents our foreign exchange impact on United Kingdom revenues for the periods presented (in millions; unaudited):

	Year Ended December 31,
	2013	2014	2015
United Kingdom revenues	$5,600	$6,483	$7,067
Exclude: Foreign exchange impact on current year revenues using prior period rates	67	(304)	538
Exclude: Hedging gains recognized	(63)	(3)	(133)
Constant currency United Kingdom revenues	$5,604	$6,176	$7,472
United Kingdom revenue growth rate		16%	9%
United Kingdom constant currency revenue growth rate		12%	15%
In 2015, our revenues from the United Kingdom were unfavorably impacted by changes in foreign currency exchange rates over the prior year, primarily as the U.S. dollar strengthened relative to the British pound.
In 2014, our revenues from the United Kingdom were favorably impacted by changes in foreign currency exchange rates over the prior year, primarily as the U.S. dollar weakened relative to the British pound.

Table of Contents	Alphabet Inc. and Google Inc.

The following table presents our foreign exchange impact on Rest of the world and total revenues for the periods presented (in millions; unaudited):

	Year Ended December 31,
	2013	2014	2015
Rest of the world revenues(1)	$24,332	$30,036	$33,112
Exclude: Foreign exchange impact on current year revenues using prior period rates	535	857	5,052
Exclude: Hedging gains recognized	(32)	(169)	(1,267)
Constant currency Rest of the world revenues	$24,835	$30,724	$36,897
Rest of the world revenue growth rate		23%	10%
Rest of the world constant currency revenue growth rate		26%	24%

United States revenues(1)	$25,587	$29,482	$34,810
United States revenue growth rate		15%	18%

Total consolidated revenues	$55,519	$66,001	$74,989
Constant currency total consolidated revenues	$56,026	$66,382	$79,179
Total consolidated revenue growth rate		19%	14%
Constant currency total consolidated revenue growth rate		20%	20%

(1)
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities. We revised the classification of such revenues between Rest of the world and U.S. for prior periods. Please refer to Note 1 and Note 17 of the Notes to Consolidated Financial Statements included in Part II of this Annual report t on Form 10-K for further information.

In 2015, our revenues from the Rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to the Euro, Brazilian real, Australian dollar and Japanese yen.
In 2014, our revenues from the Rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates, as the U.S. dollar strengthened relative to certain currencies, most notably the Japanese yen and the Australian dollar, and partially offset by the favorable impact of the U.S. dollar weakening against certain currencies, most notably the Euro.
Consolidated Costs and Expenses
Cost of Revenues
Cost of revenues consists primarily of traffic acquisition costs which are the advertising revenues shared with our Google Network Members and the amounts paid to our distribution partners who distribute our browser or otherwise direct search queries to our website.
Additionally, other cost of revenues (which is the cost of revenues excluding traffic acquisition costs) includes the following:

•	The expenses associated with the operation of our data centers (including depreciation, labor, energy, and bandwidth costs);

•
Content acquisition costs primarily related to payments to certain content providers from whom we license their video and other content for distribution on YouTube and Google Play (we share the fees these sales generate with content providers or pay a fixed fee to these content providers);

•	Credit card and other transaction fees related to processing customer transactions;

•	Stock-based compensation expense;

•	Revenue share payments to mobile carriers;

•	Inventory costs for hardware we sell; and

•	Amortization of certain intangible assets.
The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (in millions):

Table of Contents	Alphabet Inc. and Google Inc.

	Year Ended December 31,
	2013	2014	2015
Traffic acquisition costs	$12,258	$13,497	$14,343
Other cost of revenues	9,735	12,194	13,821
Total cost of revenues	$21,993	$25,691	$28,164
Total cost of revenues as a percentage of revenues	39.6%	38.9%	37.6%

	Year Ended December 31,
	2013	2014	2015
Traffic acquisition costs to Google Network Members	$9,293	$9,864	$10,242
Traffic acquisition costs to distribution partners	2,965	3,633	4,101
Traffic acquisition costs	$12,258	$13,497	$14,343
Traffic acquisition costs as a percentage of advertising revenues	24.0%	22.6%	21.3%
The cost of revenues that we incur related to revenues generated from ads placed through our AdSense program on the websites of our Google Network Members are significantly higher than the costs of revenues we incur related to revenues generated from ads placed on Google websites because most of the advertiser fees from ads served on Google Network Members’ websites are shared with our Google Network Members. For the past five years, growth in advertising revenues from Google websites has generally exceeded that from our Google Network Members’ websites. This had a positive impact on our income from operations during this period.
Cost of revenues increased $2,473 million from 2014 to 2015. The increase was primarily due to data center costs and an increase in content acquisition costs as a result of increased activities related to YouTube and digital content. The remaining increase was driven by increases in traffic acquisition costs of $846 million, resulting from more advertiser fees generated through our AdSense program driven primarily by an increase in advertising revenues, as well as more fees paid to our distribution partners for additional traffic directed to our websites. Additionally, there was an impairment charge of $378 million recognized in 2014 related to a patent licensing royalty asset acquired in connection with the Motorola acquisition that did not recur in 2015. The decrease in aggregate traffic acquisition costs as a percentage of advertising revenues was primarily a result of a shift of mix from Google Network Members' websites revenue to Google websites revenue.
Cost of revenues increased $3,698 million from 2013 to 2014. The increase was partially due to increases in traffic acquisition costs of $1,239 million resulting from more distribution fees paid for additional traffic directed to Google websites, as well as more advertiser fees paid to Google Network Members, driven primarily by an increase in advertising revenues. The remaining increase was primarily driven by an increase in data center costs, content acquisition costs as a result of increased usage activities related to YouTube and digital content by our users, and revenue share payments to mobile carriers and original equipment manufacturers (OEMs). In addition, the increase was also driven by the impairment charge described above. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily a result of a shift of mix between Google websites revenue and Google Network Members' websites revenue.
We expect cost of revenues will increase in dollar amount and fluctuate as a percentage of total revenues in 2016 and future periods, based on a number of factors, including the following:

•	The relative growth rates of revenues from Google websites and from our Google Network Members' website;

•	The growth rates of expenses associated with our data center operations, as well as our hardware inventory costs;

•	Increased proportion of other non-advertising revenues as part of our total revenues;

•
Whether we are able to enter into more revenue share arrangements with Google Network Members and distribution partners that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network Members and distribution partners results in less favorable revenue share arrangements;

•	Whether we are able to continue to improve the monetization of traffic on Google websites and our Google Network Members' websites; and

•	The relative growth rates of expenses associated with distribution arrangements and the related revenues generated.

Table of Contents	Alphabet Inc. and Google Inc.

Research and Development
The following table presents our R&D expenses, and those expenses as a percentage of revenues, for the periods presented (in millions):

	Year Ended December 31,
	2013	2014	2015
Research and development expenses	$7,137	$9,832	$12,282
Research and development expenses as a percentage of revenues	12.9%	14.9%	16.3%
R&D expenses consist primarily of:

•	Labor and facilities-related costs for employees responsible for R&D of our existing and new products and services;

•	Depreciation and equipment-related expenses; and

•	Stock-based compensation expense.
R&D expenses increased $2,450 million and increased as a percentage of revenues from 2014 to 2015. These increases were primarily due to an increase in labor and facilities-related costs of $1,502 million and an increase in stock-based compensation expense of $487 million, both largely as a result of a 16% increase in R&D headcount. The increase in labor and facilities-related costs was also impacted by expenses resulting from project milestones in Other Bets established several years ago. In addition, there was an increase in depreciation and equipment-related expenses of approximately $248 million and an increase in professional services of $174 million due to additional expenses incurred for consulting and outsourced services.
R&D expenses increased $2,695 million and increased as a percentage of revenues from 2013 to 2014. These increases were primarily due to an increase in labor and facilities-related costs of $1,289 million and an increase in stock-based compensation expense of $559 million, both largely as a result of a 27% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $425 million and an increase in professional services of $371 million due to additional expenses incurred for consulting and outsourced services.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues in 2016 and future periods.
Sales and Marketing
The following table presents our sales and marketing expenses, and those expenses as a percentage of revenues, for the periods presented (in millions):

	Year Ended December 31,
	2013	2014	2015
Sales and marketing expenses	$6,554	$8,131	$9,047
Sales and marketing expenses as a percentage of revenues	11.8%	12.3%	12.1%
Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs for our personnel engaged in sales and marketing, sales support, and certain customer service functions;

•	Advertising and promotional expenditures related to our products and services; and

•	Stock-based compensation expense.
Sales and marketing expenses increased $916 million and remained relatively flat as a percentage of revenues from 2014 to 2015. The increase in dollar amount was primarily due to an increase in labor and facilities-related costs of $329 million and an increase in stock-based compensation expense of $184 million, largely resulting from a 12% increase in sales and marketing headcount. In addition, there was an increase in advertising and promotional expenses of $184 million and an increase in professional service fees of $158 million due to additional expenses incurred for consulting and outsourced services.
Sales and marketing expenses increased $1,577 million from 2013 to 2014 and increased as a percentage of revenues from 2013 to 2014. These increases were primarily due to an increase in advertising and promotional expenses of $614 million. In addition, there was an increase in labor and facilities-related costs of $571 million and an increase in stock-based compensation expense of $163 million, both largely resulting from a 15% increase in sales and marketing headcount.

Table of Contents	Alphabet Inc. and Google Inc.

We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues in 2016 and future periods.
General and Administrative
The following table presents our general and administrative expenses, and those expenses as a percentage of revenues, for the periods presented (in millions):

	Year Ended December 31,
	2013	2014	2015
General and administrative expenses	$4,432	$5,851	$6,136
General and administrative expenses as a percentage of revenues	8.0%	8.9%	8.2%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs for personnel in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services;

•	Amortization of certain intangible assets; and

•	Stock-based compensation expense.
General and administrative expenses increased $285 million and decreased as a percentage of revenues from 2014 to 2015. The increase in dollar amount was primarily due to an increase in stock-based compensation expense of $136 million and an increase in labor and facilities-related costs of $69 million, both largely resulting from a 15% increase in general and administrative headcount. In addition, there was an increase in depreciation and equipment-related expenses of $121 million and an increase of $80 million of miscellaneous general and administrative expenses. These factors were partially offset by a decrease in professional service fees and expenses of $128 million, primarily due to lower legal-related costs.
General and administrative expenses increased $1,419 million and increased as a percentage of revenues from 2013 to 2014. The increases were primarily due to an increase in labor and facilities-related costs of $576 million and an increase in stock-based compensation expense of $260 million, both largely resulting from a 24% increase in general and administrative headcount. In addition, there was an increase in professional services related expense of $314 million due to higher legal related costs, as well as additional consulting and outsourced services.
We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues in 2016 and future periods.
Stock-Based Compensation
The following table presents our equity settled stock-based compensation expense, and equity settled stock-based compensation as a percentage of revenues, as reflected in our consolidated results from continuing operations for the periods presented (in millions):

	Year Ended December 31,
	2013	2014	2015
Stock-based compensation	$3,127	$4,175	$5,203
Stock-based compensation as a percentage of revenues	5.6%	6.3%	6.9%
Stock-based compensation related to equity settled awards increased $1,028 million from 2014 to 2015 and $1,048 million from 2013 to 2014, and increased as a percentage of revenues in both periods. These increases were primarily driven by headcount growth. Additionally, we recognized stock-based compensation expense associated with awards ultimately settled in cash of $0 million, $0 million, and $50 million in the years ended December 31, 2013, 2014, and 2015, respectively.
We estimate equity settled stock-based compensation expense to be approximately $5.3 billion in 2016 and $5.8 billion thereafter related to stock awards outstanding as of December 31, 2015. This estimate does not include expenses to be recognized related to stock-based awards granted after December 31, 2015. If forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Table of Contents	Alphabet Inc. and Google Inc.

Consolidated Other Income (Expense), Net
The following table presents other income (expense), net, and other income (expense), net, as a percentage of revenues (in millions):

	Year Ended December 31,
	2013	2014	2015
Other income (expense), net	$496	$763	$291
Other income (expense), net, as a percentage of revenues	0.9%	1.1%	0.4%
Other income (expense), net, decreased $472 million from 2014 to 2015. This decrease was primarily related to a writedown of securities received in conjunction with the sale of a business, as well as, reduced gains on non-marketable investments as compared to 2014. These decreases were partially offset by an increase in interest income as a result of increased cash and fixed income investments.
Other income (expense), net, increased $267 million from 2013 to 2014. This increase was primarily driven by realized gains on non-marketable equity investments of $159 million and previously-held equity interests of $126 million, as well as a loss recognized on divestiture of businesses (other than Motorola Home) in 2013. These increases were partially offset by an increase in foreign currency exchange loss of $23 million and a decrease in interest income of $20 million.
The costs of our foreign exchange hedging activities recognized to other income, net, are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts, and the volatility of foreign exchange rates.
As we expand our international business, costs related to hedging activities under our foreign exchange risk management program may increase in 2016 and future periods.
Consolidated Provision for Income Taxes
The following table presents our provision for income taxes, and effective tax rate for the periods presented (in millions):

	Year Ended December 31,
	2013(1)	2014(1)	2015
Provision for income taxes	$2,739	$3,639	$3,303
Effective tax rate	17.2%	21.1%	16.8%

(1)
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015. Please refer to Note 1 and Note 17 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

Our provision for income taxes and our effective tax rate decreased from 2014 to 2015, largely due to a discrete benefit recognized in 2015 as a result of the resolution of a multi-year audit in the U.S. and proportionately more earnings realized in countries that have lower statutory tax rates.
Our provision for income taxes and our effective tax rate increased from 2013 to 2014, largely due to proportionately more earnings realized in countries that have higher statutory tax rates and more benefit recognized in 2013 relative to 2014 due to the retroactive extension of the 2012 federal research and development credit, offset by a benefit taken on a valuation allowance release related to a capital loss carryforward in 2014.
A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
We are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations

Table of Contents	Alphabet Inc. and Google Inc.

in various taxing jurisdictions. Further information on these issues, the treatment of undistributed foreign earnings and a reconciliation of the federal statutory income tax rate to our effective tax rate can be found in Notes 11 and 15 of Part II, Item 8 of this Annual Report on Form 10-K.
See Critical Accounting Policies and Estimates below for additional information about our provision for income taxes.
Quarterly Results of Operations
The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.
The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2015. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated financial position and operating results for the quarters presented. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

	Quarter Ended
	Mar 31, 2014(1)	Jun 30, 2014(1)	Sep 30, 2014(1)	Dec 31, 2014(1)	Mar 31, 2015(1)	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
	(In millions, except per share amounts) (unaudited)
Consolidated Statements of Income Data:
Revenues	$15,420	$15,955	$16,523	$18,103	$17,258	$17,727	$18,675	$21,329
Costs and expenses:
Cost of revenues	5,961	6,114	6,695	6,921	6,356	6,583	7,037	8,188
Research and development	2,126	2,238	2,655	2,813	2,753	2,789	3,230	3,510
Sales and marketing	1,729	1,941	2,084	2,377	2,065	2,080	2,223	2,679
General and administrative	1,489	1,404	1,365	1,593	1,637	1,450	1,477	1,572
Total costs and expenses	11,305	11,697	12,799	13,704	12,811	12,902	13,967	15,949
Income from operations	4,115	4,258	3,724	4,399	4,447	4,825	4,708	5,380
Other income (expense), net	357	145	133	128	157	131	183	(180)
Income from continuing operations before income taxes	4,472	4,403	3,857	4,527	4,604	4,956	4,891	5,200
Provision for income taxes	903	984	933	819	1,089	1,025	912	277
Net income from continuing operations	$3,569	$3,419	$2,924	$3,708	$3,515	$3,931	$3,979	$4,923
Net income (loss) from discontinued operations	(198)	(68)	(185)	967	0	0	0	0
Net income	$3,371	$3,351	$2,739	$4,675	$3,515	$3,931	$3,979	$4,923
Less: Adjustment Payment to Class C capital stockholders	0	0	0	0	0	522	0	0
Net income available to all stockholders	$3,371	$3,351	$2,739	$4,675	$3,515	$3,409	$3,979	$4,923

(1)
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015. Please refer to Note 1 and Note 17 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

Table of Contents	Alphabet Inc. and Google Inc.

The basic and diluted income per share data as included on the consolidated statements of income of Alphabet Inc. were as follows for the periods presented (not required for Google pursuant to Rule 12g-3(a)):

	Quarter Ended
	Mar 31, 2014(1)	Jun 30, 2014(1)	Sep 30, 2014(1)	Dec 31, 2014(1)	Mar 31, 2015(1)	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
	(unaudited)
Basic net income (loss) per share of Class A and B common stock:
Continuing operations	$5.30	$5.06	$4.32	$5.46	$5.16	$4.99	$5.80	$7.16
Discontinued operations	(0.29)	(0.10)	(0.27)	1.43	0.00	0.00	0.00	0.00
Basic net income per share of Class A and B common stock	$5.01	$4.96	$4.05	$6.89	$5.16	$4.99	$5.80	$7.16
Basic net income (loss) per share of Class C capital stock:
Continuing operations	$5.30	$5.06	$4.32	$5.46	$5.16	$6.51	$5.80	$7.16
Discontinued operations	(0.29)	(0.10)	(0.27)	1.43	0.00	0.00	0.00	0.00
Basic net income per share of Class C capital stock	$5.01	$4.96	$4.05	$6.89	$5.16	$6.51	$5.80	$7.16
Diluted net income (loss) per share of Class A and B common stock:
Continuing operations	$5.21	$4.98	$4.25	$5.38	$5.10	$4.93	$5.73	$7.06
Discontinued operations	(0.29)	(0.10)	(0.27)	1.41	0.00	0.00	0.00	0.00
Diluted net income per share of Class A and B common stock	$4.92	$4.88	$3.98	$6.79	$5.10	$4.93	$5.73	$7.06
Diluted net income (loss) per share of Class C capital stock:
Continuing operations	$5.21	$4.98	$4.25	$5.38	$5.10	$6.43	$5.73	$7.06
Discontinued operations	(0.29)	(0.10)	(0.27)	1.41	0.00	0.00	0.00	0.00
Diluted net income per share of Class C capital stock	$4.92	$4.88	$3.98	$6.79	$5.10	$6.43	$5.73	$7.06

(1)
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015. Please refer to Note 1 and Note 17 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

Table of Contents	Alphabet Inc. and Google Inc.

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2015:

	Quarter Ended
	Mar 31, 2014(1)	Jun 30, 2014(1)	Sep 30, 2014(1)	Dec 31, 2014(1)	Mar 31, 2015(1)	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	38.7	38.3	40.5	38.2	36.8	37.1	37.7	38.4
Research and development	13.8	14.0	16.1	15.5	16.0	15.7	17.3	16.4
Sales and marketing	11.2	12.2	12.6	13.1	12.0	11.8	11.9	12.6
General and administrative	9.6	8.8	8.3	8.9	9.4	8.2	7.9	7.4
Total costs and expenses	73.3	73.3	77.5	75.7	74.2	72.8	74.8	74.8
Income from operations	26.7	26.7	22.5	24.3	25.8	27.2	25.2	25.2
Other income (expense), net	2.3	0.9	0.8	0.7	0.9	0.8	1.0	(0.8)
Income from continuing operations before income taxes	29.0	27.6	23.3	25.0	26.7	28.0	26.2	24.4
Provision for income taxes	5.8	6.2	5.6	4.5	6.3	5.8	4.9	1.3
Net income from continuing operations	23.2	21.4	17.7	20.5	20.4	22.2	21.3	23.1
Net income (loss) from discontinued operations	(1.3)	(0.4)	(1.1)	5.3	0.0	0.0	0.0	0.0
Net income	21.9%	21.0%	16.6%	25.8%	20.4%	22.2%	21.3%	23.1%
Less: Adjustment Payment to Class C capital stockholders	0.0%	0.0%	0.0%	0.0%	0.0%	2.9%	0.0%	0.0%
Net income available to all stockholders	21.9%	21.0%	16.6%	25.8%	20.4%	19.2%	21.3%	23.1%

(1)
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015. Please refer to Note 1 and Note 17 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

Capital Resources and Liquidity
As of December 31, 2015, we had $73.1 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, fixed-income bond funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, agency mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.
As of December 31, 2015, $42.9 billion of the $73.1 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. As of December 31, 2015, we had unused letters of credit of approximately $752 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions, increase our capital expenditures, or license products and technologies complementary to our business and may need to raise additional capital through future

Table of Contents	Alphabet Inc. and Google Inc.

debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or on terms favorable to us.
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2015, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.2% that matures at various dates through February 2016. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2015, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.
We intend to align our capital structure so that debt is held at the holding company level. In January 2016, the board of directors of Alphabet authorized the company to issue up to $5.0 billion of commercial paper from time to time and to enter into a $4.0 billion revolving credit facility to replace Google's existing $3.0 billion revolving credit facility.
In May 2011, we issued $3.0 billion of unsecured senior notes (2011 Notes) in three equal tranches, due in 2014, 2016, and 2021. The net proceeds from the sale of the 2011 Notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. In February 2014, we issued $1.0 billion of unsecured senior notes (2014 Notes) due in 2024, which was used to repay $1.0 billion of the first tranche of our 2011 Notes that matured in May 2014 and for general corporate purposes.
As of December 31, 2015, the outstanding notes had a total carrying value of $3.0 billion and a total estimated fair value of $3.1 billion. We are not subject to any financial covenants under the notes.
In August 2013, we entered into a $258 million capital lease obligation on certain property expiring in 2028. We intend to exercise the option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate.
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of 10b5-1 plans. The repurchase program does not have an expiration date. As of December 31, 2015, Alphabet repurchased and subsequently retired $1.8 billion of its Class C capital stock. Alphabet's share repurchases in the year ended December 31, 2015 were funded by Google via a return of capital to Alphabet. In January 2016, the board of directors of Alphabet authorized the company to repurchase an additional amount of approximately 514 thousand shares.
For 2013, 2014 and 2015, our cash flows were as follows (in millions):

	Year Ended December 31,
	2013	2014	2015
Net cash provided by operating activities	$18,659	$22,376	$26,024
Net cash used in investing activities	(13,679)	(21,055)	(23,711)
Net cash used in financing activities	(857)	(1,439)	(3,677)
Cash Provided by Operating Activities
Our largest source of cash provided by our operations is advertising revenues generated by Google websites and Google Network Members' websites. Additionally, we generate cash through sales of apps and digital content, hardware products, licensing arrangements, and service fees received for cloud and apps and our Maps API. Prior to its divestiture in October 2014, we also generated cash from sales of hardware products related to the Motorola Mobile business.
Our primary uses of cash from our operating activities include payments to our Google Network Members and distribution partners, and payments for content acquisition costs. Prior to the sale of the Motorola Mobile business, our use of cash also included payment for manufacturing and inventory-related costs in the Motorola Mobile business. In addition, uses of cash from operating activities include compensation and related costs, other general corporate expenditures, and income taxes.
Net cash provided by operating activities increased from 2014 to 2015 primarily due to increased net income adjusted for depreciation and stock-based compensation expense, and loss on sales of marketable and non-marketable securities. This is partially offset by a net decrease in cash from changes in working capital.

Table of Contents	Alphabet Inc. and Google Inc.

Net cash provided by operating activities increased from 2013 to 2014 primarily due to increased net income adjusted for depreciation and loss on disposal of property and equipment and stock-based compensation expense, and a net increase in cash from changes in working capital primarily driven by changes in prepaid revenue share, expenses, and other assets.
Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment, purchases, maturities, and sales of marketable securities in our investment portfolio, investments in reverse repurchase agreements and the cash collateral received or returned from our securities lending program, as well as acquisitions and divestitures of businesses and intangible assets.
Cash used in investing activities increased from 2014 to 2015 primarily due to net increases in purchases of marketable securities, activities related to security lending and purchases of non-marketable investments. This increase was partially offset by lower spend related to acquisitions, lower investments in reverse repurchase agreements, and a decrease in capital expenditures related to our production equipment, data centers, and real estate purchases.
Cash used in investing activities increased from 2013 to 2014 primarily due to increases in capital expenditures related to our production equipment, data centers, and real estate purchases, higher spend related to acquisitions, and lower proceeds received in 2014 from divestiture of businesses compared to 2013. This increase was partially offset by a net decrease in purchases of marketable securities.
Cash Used in Financing Activities
Cash used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt, repurchases of capital stock, and net proceeds or payments and excess tax benefits from stock-based award activities.
In Alphabet, cash used in financing activities increased from 2014 to 2015 primarily driven by the repurchases of capital stock and an increase in net payments related to stock-based award activities. In Google, cash used in financing activities increased from 2014 to 2015 is primarily driven by capital transactions with Alphabet, partially offset by net payments related to stock-based award activities.
Cash used in financing activities increased from 2013 to 2014 is primarily driven by an increase in net payments related to stock-based award activities, offset partially by a decrease in net cash payments related to debt.
Contractual Obligations as of December 31, 2015
The following summarizes our contractual obligations, excluding open orders for purchases that support normal operations, as of December 31, 2015 (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations, net of sublease income amounts(1)	$7,406	$646	$1,573	$1,482	$3,705
Purchase obligations(2)	1,697	946	298	150	303
Long-term debt obligations, including capital lease obligations(3)	3,722	1,306	140	140	2,136
Other long-term liabilities reflected on our balance sheet(4)	1,580	356	430	367	427
Total contractual obligations	$14,405	$3,254	$2,441	$2,139	$6,571

(1)	For further information, refer to Note 11 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

(2)
Purchase obligations represent non-cancelable contractual obligations primarily related to data center operations and facility build-outs, video and other content licensing revenue sharing arrangements, as well as purchases of inventory.

(3)	For further information, refer to Note 4 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

(4)
Other long-term liabilities represent cash obligations recorded on our consolidated balance sheets, including the short-term portion of these long-term liabilities and consist primarily of payments owed in connection with certain commercial agreements, investments and asset retirement obligations. In addition to the amounts above, we had long-term tax payable of $3.7 billion as of December 31, 2015 primarily related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the above table.

Table of Contents	Alphabet Inc. and Google Inc.

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.
Please see Note 1 of Part II, Item 8 of this Annual Report on Form 10-K for the summary of significant accounting policies.
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.
Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes and the effective tax rate in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
Loss Contingencies
We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, indirect taxes, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred, and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the Notes to the Consolidated Financial Statements.
We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows. See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding contingencies.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values

Table of Contents	Alphabet Inc. and Google Inc.

of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and acquired patents and developed technology; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 6 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Goodwill
Goodwill is allocated to reporting units expected to benefit from the business combination. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. As of December 31, 2015, no impairment of goodwill has been identified.
Long-lived Assets
Long-lived assets, including property and equipment, long-term prepayments, and intangible assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value.
Impairment of Marketable and Non-Marketable Securities
We periodically review our marketable and non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (1) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and (2) the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and record the corresponding charge as other income (expense), net.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2015, our most significant currency exposures are the British pound, Euro, and Japanese yen.
We use foreign exchange option contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate the impact of adverse currency exchange rate movements. We designate these option contracts as cash flow hedges for accounting purposes.  The fair value of the option contract is separated into its intrinsic and time values. Changes in the time value are recorded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into revenues to offset the hedged exposures as they occur.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% could be experienced in the near term. If the U.S. dollar weakened by 20% as of December 31, 2014 and December 31, 2015, the amount recorded in AOCI reflecting intrinsic value related to our

Table of Contents	Alphabet Inc. and Google Inc.

foreign exchange options before tax effect would have been approximately $686 million and $280 million lower as of December 31, 2014 and December 31, 2015, and the total amount of expense recorded as other income (expense), net, would have been approximately $90 million and $275 million higher in the years ended December 31, 2014 and December 31, 2015. If the U.S. dollar strengthened by 20% as of December 31, 2014 and December 31, 2015, the amount recorded in accumulated AOCI related to our foreign exchange options before tax effect would have been approximately $2.5 billion and $3.1 billion higher as of December 31, 2014 and December 31, 2015, and the total amount of expense recorded as other income (expense), net, would have been approximately $164 million and $372 million higher in the years ended December 31, 2014 and December 31, 2015. In both scenarios, the change in the intrinsic value would be expected to offset a corresponding foreign currency change in forecasted hedged revenues when recognized.
In addition, we use foreign exchange forward contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the local currency of the subsidiary. These forward contracts reduce, but do not entirely eliminate the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on the assets and liabilities are recorded in other income (expense), net, which are offset by the gains and losses on the forward contracts.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $93 million and $122 million as of December 31, 2014 and December 31, 2015. The adverse impact as of December 31, 2014 and December 31, 2015 is after consideration of the offsetting effect of approximately $948 million and $1.1 billion from foreign exchange contracts in place for the months of December 31, 2014 and December 31, 2015.
Interest Rate Risk
Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in debt securities including those of the U.S. government and its agencies, corporate debt securities, agency mortgage-backed securities, money market and other funds, municipal securities, time deposits, asset backed securities, and debt instruments issued by foreign governments. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of December 31, 2014 and December 31, 2015, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to interest rates at the time of purchase. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge gains and losses on our securities. These derivative contracts are accounted for as hedges at fair value with changes in fair value recorded in other income (expense), net.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $1.2 billion and $1.3 billion as of December 31, 2014 and December 31, 2015.

Table of Contents	Alphabet Inc. and Google Inc.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Alphabet Inc. and Google Inc.
The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Table of Contents	Alphabet Inc. and Google Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Alphabet Inc.
We have audited the accompanying consolidated balance sheets of Alphabet Inc. as of December 31, 2014 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphabet Inc. as of December 31, 2014 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alphabet Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 11, 2016

Table of Contents	Alphabet Inc. and Google Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Google Inc.
We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2014 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. as of December 31, 2014 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Google Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 11, 2016

Table of Contents	Alphabet Inc. and Google Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Alphabet Inc.
We have audited Alphabet Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Alphabet Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Alphabet Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphabet Inc. as of December 31, 2014 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Alphabet Inc. and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 11, 2016

Table of Contents	Alphabet Inc. and Google Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Google Inc.
We have audited Google Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Google Inc. as of December 31, 2014 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Google Inc. and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 11, 2016

Table of Contents	Alphabet Inc. and Google Inc.

Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2014	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$18,347	$16,549
Marketable securities	46,048	56,517
Total cash, cash equivalents, and marketable securities (including securities loaned of $4,058 and $4,531)	64,395	73,066
Accounts receivable, net of allowance of $225 and $296	9,383	11,556
Receivable under reverse repurchase agreements	875	450
Income taxes receivable, net	591	1,903
Prepaid revenue share, expenses and other assets	3,412	3,139
Total current assets	78,656	90,114
Prepaid revenue share, expenses and other assets, non-current	3,187	3,181
Non-marketable investments	3,079	5,183
Deferred income taxes	176	251
Property and equipment, net	23,883	29,016
Intangible assets, net	4,607	3,847
Goodwill	15,599	15,869
Total assets	$129,187	$147,461
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,715	$1,931
Short-term debt	2,009	3,225
Accrued compensation and benefits	3,069	3,539
Accrued expenses and other current liabilities	4,408	4,768
Accrued revenue share	1,952	2,329
Securities lending payable	2,778	2,428
Deferred revenue	752	788
Income taxes payable, net	96	302
Total current liabilities	16,779	19,310
Long-term debt	3,228	1,995
Deferred revenue, non-current	104	151
Income taxes payable, non-current	3,340	3,663
Deferred income taxes	758	189
Other long-term liabilities	1,118	1,822
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 680,172 (Class A 286,560, Class B 53,213, Class C 340,399) and par value of $680 (Class A $287, Class B $53, Class C $340) and 687,348 (Class A 292,297, Class B 50,295, Class C 344,756) and par value of $687 (Class A $292, Class B $50, Class C $345) shares issued and outstanding	28,767	32,982
Accumulated other comprehensive income (loss)	27	(1,874)
Retained earnings	75,066	89,223
Total stockholders’ equity	103,860	120,331
Total liabilities and stockholders’ equity	$129,187	$147,461
See accompanying notes.

Table of Contents	Alphabet Inc. and Google Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2013	2014	2015
Revenues	$55,519	$66,001	$74,989
Costs and expenses:
Cost of revenues	21,993	25,691	28,164
Research and development	7,137	9,832	12,282
Sales and marketing	6,554	8,131	9,047
General and administrative	4,432	5,851	6,136
Total costs and expenses	40,116	49,505	55,629
Income from operations	15,403	16,496	19,360
Other income (expense), net	496	763	291
Income from continuing operations before income taxes	15,899	17,259	19,651
Provision for income taxes	2,739	3,639	3,303
Net income from continuing operations	$13,160	$13,620	$16,348
Net income (loss) from discontinued operations	(427)	516	0
Net income	$12,733	$14,136	$16,348
Less: Adjustment Payment to Class C capital stockholders	0	0	522
Net income available to all stockholders	$12,733	$14,136	$15,826

Basic net income (loss) per share of Class A and B common stock:
Continuing operations	$19.77	$20.15	$23.11
Discontinued operations	(0.64)	0.76	0.00
Basic net income per share of Class A and B common stock	$19.13	$20.91	$23.11

Basic net income (loss) per share of Class C capital stock:
Continuing operations	$19.77	$20.15	$24.63
Discontinued operations	(0.64)	0.76	0.00
Basic net income per share of Class C capital stock	$19.13	$20.91	$24.63

Diluted net income (loss) per share of Class A and B common stock:
Continuing operations	$19.42	$19.82	$22.84
Discontinued operations	(0.63)	0.75	0.00
Diluted net income per share of Class A and B common stock	$18.79	$20.57	$22.84

Diluted net income (loss) per share of Class C capital stock:
Continuing operations	$19.42	$19.82	$24.34
Discontinued operations	(0.63)	0.75	0.00
Diluted net income per share of Class C capital stock	$18.79	$20.57	$24.34
See accompanying notes.

Table of Contents	Alphabet Inc. and Google Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2014	2015
Net income	$12,733	$14,136	$16,348
Other comprehensive income (loss):
Change in foreign currency translation adjustment	89	(996)	(1,067)
Available-for-sale investments:
Change in net unrealized gains (losses)	(392)	505	(715)
Less: reclassification adjustment for net (gains) losses included in net income	(162)	(134)	208
Net change (net of tax effect of $212, $60, and $29)	(554)	371	(507)
Cash flow hedges:
Change in net unrealized gains	112	651	676
Less: reclassification adjustment for net gains included in net income	(60)	(124)	(1,003)
Net change (net of tax effect of $30, $196, and $115)	52	527	(327)
Other comprehensive loss	(413)	(98)	(1,901)
Comprehensive income	$12,320	$14,038	$14,447
See accompanying notes.

Table of Contents	Alphabet Inc. and Google Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands)

	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2012	659,958	$22,835	$538	$48,197	$71,570
Common stock issued	11,706	1,174	0	0	1,174
Stock-based compensation expense		3,343	0	0	3,343
Stock-based compensation tax benefits		449	0	0	449
Tax withholding related to vesting of restricted stock units		(1,879)	0	0	(1,879)
Net income		0	0	12,733	12,733
Other comprehensive loss		0	(413)	0	(413)
Balance as of December 31, 2013	671,664	25,922	125	60,930	86,977
Common and capital stock issued	8,508	465	0	0	465
Stock-based compensation expense		4,279	0	0	4,279
Stock-based compensation tax benefits		625	0	0	625
Tax withholding related to vesting of restricted stock units		(2,524)	0	0	(2,524)
Net income		0	0	14,136	14,136
Other comprehensive loss		0	(98)	0	(98)
Balance as of December 31, 2014	680,172	28,767	27	75,066	103,860
Common and capital stock issued	8,714	664	0	0	664
Stock-based compensation expense		5,151	0	0	5,151
Stock-based compensation tax benefits		815	0	0	815
Tax withholding related to vesting of restricted stock units		(2,779)	0	0	(2,779)
Repurchases of capital stock	(2,391)	(111)	0	(1,669)	(1,780)
Adjustment Payment to Class C capital stockholders	853	475	0	(522)	(47)
Net income		0	0	16,348	16,348
Other comprehensive loss		0	(1,901)	0	(1,901)
Balance as of December 31, 2015	687,348	$32,982	$(1,874)	$89,223	$120,331
See accompanying notes.

Table of Contents	Alphabet Inc. and Google Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2014	2015
Operating activities
Net income	$12,733	$14,136	$16,348
Adjustments:
Depreciation and impairment of property and equipment	2,781	3,523	4,132
Amortization and impairment of intangible assets	1,158	1,456	931
Stock-based compensation expense	3,343	4,279	5,203
Excess tax benefits from stock-based award activities	(481)	(648)	(548)
Deferred income taxes	(437)	(104)	(179)
Gain on divestiture of business	(700)	(740)	0
(Gain) loss on marketable and non-marketable investments, net	(166)	(390)	334
Other	272	192	212
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,307)	(1,641)	(2,094)
Income taxes, net	588	591	(179)
Prepaid revenue share, expenses and other assets	(930)	459	(318)
Accounts payable	605	436	203
Accrued expenses and other liabilities	713	757	1,597
Accrued revenue share	254	245	339
Deferred revenue	233	(175)	43
Net cash provided by operating activities	18,659	22,376	26,024
Investing activities
Purchases of property and equipment	(7,358)	(10,959)	(9,915)
Purchases of marketable securities	(45,444)	(56,310)	(74,368)
Maturities and sales of marketable securities	38,314	51,315	62,905
Purchases of non-marketable investments	(569)	(1,227)	(2,172)
Cash collateral related to securities lending	(299)	1,403	(350)
Investments in reverse repurchase agreements	600	(775)	425
Proceeds from divestiture of business	2,525	386	0
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(1,448)	(4,888)	(236)
Net cash used in investing activities	(13,679)	(21,055)	(23,711)
Financing activities
Net payments related to stock-based award activities	(781)	(2,069)	(2,375)
Excess tax benefits from stock-based award activities	481	648	548
Adjustment Payment to Class C capital stockholders	0	0	(47)
Repurchases of capital stock	0	0	(1,780)
Proceeds from issuance of debt, net of costs	10,768	11,625	13,705
Repayments of debt	(11,325)	(11,643)	(13,728)
Net cash used in financing activities	(857)	(1,439)	(3,677)
Effect of exchange rate changes on cash and cash equivalents	(3)	(433)	(434)
Net increase (decrease) in cash and cash equivalents	4,120	(551)	(1,798)
Cash and cash equivalents at beginning of period	14,778	18,898	18,347
Cash and cash equivalents at end of period	$18,898	$18,347	$16,549

Supplemental disclosures of cash flow information
Cash paid for taxes	$1,932	$2,819	$3,338
Cash paid for interest	72	86	96
See accompanying notes.

Table of Contents	Alphabet Inc. and Google Inc.

Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2014	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$18,347	$16,549
Marketable securities	46,048	56,517
Total cash, cash equivalents, and marketable securities (including securities loaned of $4,058 and $4,531)	64,395	73,066
Accounts receivable, net of allowance of $225 and $296	9,383	11,556
Receivable under reverse repurchase agreements	875	450
Income taxes receivable, net	591	1,903
Prepaid revenue share, expenses and other assets	3,412	3,139
Total current assets	78,656	90,114
Prepaid revenue share, expenses and other assets, non-current	3,187	3,181
Non-marketable investments	3,079	5,183
Deferred income taxes	176	251
Property and equipment, net	23,883	29,016
Intangible assets, net	4,607	3,847
Goodwill	15,599	15,869
Total assets	$129,187	$147,461
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,715	$1,931
Short-term debt	2,009	3,225
Accrued compensation and benefits	3,069	3,539
Accrued expenses and other current liabilities	4,408	4,768
Accrued revenue share	1,952	2,329
Securities lending payable	2,778	2,428
Deferred revenue	752	788
Income taxes payable, net	96	302
Total current liabilities	16,779	19,310
Long-term debt	3,228	1,995
Deferred revenue, non-current	104	151
Income taxes payable, non-current	3,340	3,663
Deferred income taxes	758	189
Other long-term liabilities	1,118	1,822
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share; 100,000 shares authorized, no shares issued and outstanding; 0.5 shares authorized, no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 680,172 (Class A 286,560, Class B 53,213, Class C 340,399), and par value of $680 (Class A $287, Class B $53, Class C $340); and 1.5 shares authorized (Class A 0.5, Class B 0.5, Class C 0.5); 0.3 (Class A 0.1, Class B 0.1, Class C 0.1), and par value of $0, shares issued and outstanding	28,767	31,313
Accumulated other comprehensive income (loss)	27	(1,874)
Retained earnings	75,066	90,892
Total stockholders’ equity	103,860	120,331
Total liabilities and stockholders’ equity	$129,187	$147,461
See accompanying notes.

Table of Contents	Alphabet Inc. and Google Inc.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2013	2014	2015
Revenues	$55,519	$66,001	$74,989
Costs and expenses:
Cost of revenues	21,993	25,691	28,164
Research and development	7,137	9,832	12,282
Sales and marketing	6,554	8,131	9,047
General and administrative	4,432	5,851	6,136
Total costs and expenses	40,116	49,505	55,629
Income from operations	15,403	16,496	19,360
Other income (expense), net	496	763	291
Income from continuing operations before income taxes	15,899	17,259	19,651
Provision for income taxes	2,739	3,639	3,303
Net income from continuing operations	$13,160	$13,620	$16,348
Net income (loss) from discontinued operations	(427)	516	0
Net income	$12,733	$14,136	$16,348
Less: Adjustment Payment to Class C capital stockholders	0	0	522
Net income available to all stockholders	$12,733	$14,136	$15,826
See accompanying notes.

Table of Contents	Alphabet Inc. and Google Inc.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2014	2015
Net income	$12,733	$14,136	$16,348
Other comprehensive income (loss):
Change in foreign currency translation adjustment	89	(996)	(1,067)
Available-for-sale investments:
Change in net unrealized gains (losses)	(392)	505	(715)
Less: reclassification adjustment for net (gains) losses included in net income	(162)	(134)	208
Net change (net of tax effect of $212, $60, and $29)	(554)	371	(507)
Cash flow hedges:
Change in net unrealized gains	112	651	676
Less: reclassification adjustment for net gains included in net income	(60)	(124)	(1,003)
Net change (net of tax effect of $30, $196, and $115)	52	527	(327)
Other comprehensive loss	(413)	(98)	(1,901)
Comprehensive income	$12,320	$14,038	$14,447
See accompanying notes.

Table of Contents	Alphabet Inc. and Google Inc.

Google Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands)

	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2012	659,958	$22,835	$538	$48,197	$71,570
Common stock issued	11,706	1,174	0	0	1,174
Stock-based compensation expense		3,343	0	0	3,343
Stock-based compensation tax benefits		449	0	0	449
Tax withholding related to vesting of restricted stock units		(1,879)	0	0	(1,879)
Net income		0	0	12,733	12,733
Other comprehensive loss		0	(413)	0	(413)
Balance as of December 31, 2013	671,664	25,922	125	60,930	86,977
Common and capital stock issued	8,508	465	0	0	465
Stock-based compensation expense		4,279	0	0	4,279
Stock-based compensation tax benefits		625	0	0	625
Tax withholding related to vesting of restricted stock units		(2,524)	0	0	(2,524)
Net income		0	0	14,136	14,136
Other comprehensive loss		0	(98)	0	(98)
Balance as of December 31, 2014	680,172	28,767	27	75,066	103,860
Common and capital stock issued	6,659	331	0	0	331
Stock-based compensation expense		5,151	0	0	5,151
Stock-based compensation tax benefits		815	0	0	815
Tax withholding related to vesting of restricted stock units		(1,954)	0	0	(1,954)
Alphabet share exchange	(687,684)	0	0	0	0
Capital transactions with Alphabet		(2,272)	0	0	(2,272)
Adjustment Payment to Class C capital stockholders	853	475	0	(522)	(47)
Net income		0	0	16,348	16,348
Other comprehensive loss		0	(1,901)	0	(1,901)
Balance as of December 31, 2015	0	$31,313	$(1,874)	$90,892	$120,331
See accompanying notes.

Table of Contents	Alphabet Inc. and Google Inc.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2014	2015
Operating activities
Net income	$12,733	$14,136	$16,348
Adjustments:
Depreciation and impairment of property and equipment	2,781	3,523	4,132
Amortization and impairment of intangible assets	1,158	1,456	931
Stock-based compensation expense	3,343	4,279	5,203
Excess tax benefits from stock-based award activities	(481)	(648)	(548)
Deferred income taxes	(437)	(104)	(179)
Gain on divestiture of business	(700)	(740)	0
(Gain) loss on marketable and non-marketable investments, net	(166)	(390)	334
Other	272	192	212
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,307)	(1,641)	(2,094)
Income taxes, net	588	591	(179)
Prepaid revenue share, expenses and other assets	(930)	459	(318)
Accounts payable	605	436	203
Accrued expenses and other liabilities	713	757	1,597
Accrued revenue share	254	245	339
Deferred revenue	233	(175)	43
Net cash provided by operating activities	18,659	22,376	26,024
Investing activities
Purchases of property and equipment	(7,358)	(10,959)	(9,915)
Purchases of marketable securities	(45,444)	(56,310)	(74,368)
Maturities and sales of marketable securities	38,314	51,315	62,905
Purchases of non-marketable investments	(569)	(1,227)	(2,172)
Cash collateral related to securities lending	(299)	1,403	(350)
Investments in reverse repurchase agreements	600	(775)	425
Proceeds from divestiture of business	2,525	386	0
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(1,448)	(4,888)	(236)
Net cash used in investing activities	(13,679)	(21,055)	(23,711)
Financing activities
Net payments related to stock-based award activities	(781)	(2,069)	(1,612)
Excess tax benefits from stock-based award activities	481	648	548
Adjustment Payment to Class C capital stockholders	0	0	(47)
Capital transactions with Alphabet	0	0	(2,543)
Proceeds from issuance of debt, net of costs	10,768	11,625	13,705
Repayments of debt	(11,325)	(11,643)	(13,728)
Net cash used in financing activities	(857)	(1,439)	(3,677)
Effect of exchange rate changes on cash and cash equivalents	(3)	(433)	(434)
Net increase (decrease) in cash and cash equivalents	4,120	(551)	(1,798)
Cash and cash equivalents at beginning of period	14,778	18,898	18,347
Cash and cash equivalents at end of period	$18,898	$18,347	$16,549

Supplemental disclosures of cash flow information
Cash paid for taxes	$1,932	$2,819	$3,338
Cash paid for interest	72	86	96
See accompanying notes.

Table of Contents	Alphabet Inc. and Google Inc.

Alphabet Inc. and Google Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
We were incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising.
On April 17, 2013, we sold the Motorola Home business (Motorola Home) to Arris Group, Inc. (Arris). The financial results of Motorola Home are presented as net income (loss) from discontinued operations on the Consolidated Statements of Income for the year ended December 31, 2013. See Note 9 for further discussion of the sale.
On April 2, 2014, we completed a two-for-one stock split effected in the form of a stock dividend (the Stock Split). All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Split. See Note 12 for additional information about the Stock Split.
On October 29, 2014, we sold the Motorola Mobile business (Motorola Mobile) to Lenovo Group Limited (Lenovo). The financial results of Motorola Mobile are presented as net income (loss) from discontinued operations on the Consolidated Statements of Income for the years ended December 31, 2013 and 2014. See Note 9 for further discussion of the sale.
On August 10, 2015, we announced plans to create a new public holding company, Alphabet Inc. (Alphabet), and a new operating structure. On October 2, 2015, we implemented the holding company reorganization, and as a result, Alphabet became the successor issuer to Google Inc. (Google).
The implementation of the holding company reorganization on October 2, 2015 was accounted for as a merger under common control. Alphabet has recognized the assets and liabilities of Google at carryover basis. The consolidated financial statements of Alphabet present comparative information for prior years on a combined basis, as if both Alphabet and Google were under common control for all periods presented.
The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate registrants: Alphabet and Google. The Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows are the only statements with differences between Alphabet and Google.  The differences relate to transactions between Alphabet and Google which are accounted for as capital transactions. Refer to Note 13 for additional information.
Basis of Consolidation
The consolidated financial statements of Alphabet and Google include the accounts of Alphabet and Google, respectively, and all wholly owned subsidiaries as well as all variable interest entities where we are the primary beneficiary. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Table of Contents	Alphabet Inc. and Google Inc.

Revenue Recognition
The following table presents our revenues by segment and revenue source (in millions):

	Year Ended December 31,
	2013	2014	2015
Google segment
Google websites	$37,422	$45,085	$52,357
Google Network Members' websites (1)	13,650	14,539	15,033
Google advertising revenues	51,072	59,624	67,390
Google other revenues (1)	4,435	6,050	7,151
Google segment revenues	$55,507	$65,674	$74,541

Other Bets
Other Bets revenues	$12	$327	$448

Consolidated revenues	$55,519	$66,001	$74,989

(1)
Prior period amounts have been adjusted to reflect the reclassification primarily related to DoubleClick ad serving software revenues from Google other revenues to Advertising Revenues from Google Network Members' websites to conform with current period presentation.

We generate revenues primarily by delivering performance and brand advertising. Performance advertising creates and delivers relevant ads that users will click, leading to direct engagement with advertisers. Brand advertising enhances users’ awareness of and affinity with advertisers’ products and services, through videos, text, images, and other ads that run across various devices.
Google AdWords is our auction-based advertising program that enables performance advertisers to place text-based and display ads on Google websites and our Google Network Members’ websites. Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on our Google Network Members’ websites. Most of our customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user engages with the ads by clicking on an ad on Google websites or Google Network Members' websites or by viewing YouTube engagement ads like TrueView (counted as an engagement when the user chooses not to skip the ad). We also offer advertising on a cost-per-impression basis that enables our brand advertisers to pay us based on the number of times their ads display on Google websites and our Google Network Members’ websites as specified by the advertisers.
Revenue from advertising is recognized when the services have been provided or delivered, the fees we charge are fixed or determinable, we and our advertisers or other customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonably assured. We recognize as revenues the fees charged to advertisers each time a user clicks on one of the ads that appears next to the search results or content on Google websites or our Google Network Members’ websites. For those advertisers using our cost-per-impression pricing, we recognize as revenues the fees charged to advertisers each time their ads are displayed on Google websites or our Google Network Members’ websites. We report our Google AdSense revenues and traffic acquisition costs due to our Google Network Members on a gross basis principally because we are the primary obligor to our advertisers.
Revenue from hardware sales to end customers or through distribution channels is generally recognized when products have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reasonably and reliably estimated. Revenues are reported net of these allowances. Where these allowances cannot be reasonably and reliably estimated, we recognize revenue at the time the product sells through the distribution channel to the end customer or when the return period elapsed, as applicable.
For the sale of certain third-party products and services, we evaluate whether it is appropriate to recognize revenue based on the gross amount billed to the customers or the net amount earned as revenue share. Generally, when we record revenue on a gross basis, we are the primary obligor in a transaction, and have also considered other factors, including whether we are subject to inventory risk or have latitude in establishing prices.
For multi-element arrangements, including those that contain software essential to hardware products’ functionality and services, we allocate revenue to each unit of accounting based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling prices to be used for allocating revenue: (i) vendor-specific objective

Table of Contents	Alphabet Inc. and Google Inc.

evidence of fair value (VSOE), (ii) third-party evidence of selling price, and (iii) best estimate of the selling price (ESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. ESPs reflect our best estimates of what the selling price of the deliverable would be if it was sold regularly on a stand-alone basis.
We record deferred revenues when cash payments are received in advance of our performance in the underlying agreement on the accompanying Consolidated Balance Sheets.
Cost of Revenues
Cost of revenues consists of traffic acquisition costs which are the advertising revenues shared with our Google Network Members and the amounts paid to our distribution partners who distribute our browser or otherwise direct search queries to our website.
Additionally, other costs of revenues includes the following:

•	The expenses associated with the operation of our data centers (including depreciation, labor, energy, and bandwidth costs);

•
Content acquisition costs primarily related to payments to certain content providers from whom we license their video and other content for distribution on YouTube and Google Play (we share most of the fees these sales generate with content providers or pay a fixed fee to these content providers);

•	Credit card and other transaction fees related to processing customer transactions;

•	Stock-based compensation expense;

•	Revenue share payments to mobile carriers;

•	Inventory costs for hardware we sell; and

•	Amortization of certain intangible assets.
Stock-based Compensation
Restricted stock units (RSUs) are measured based on the fair market value of the underlying stock on the date of grant. Shares are issued on the vesting dates net of the minimum statutory tax withholding to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. We record the liability for withholding amounts to be paid by us primarily as a reduction to additional paid-in capital when paid.
For stock option awards, we determined fair value using the Black-Scholes-Merton (BSM) option pricing model on the date of grant.
Stock-based compensation includes awards we expect to settle in Alphabet stock as well as awards we will ultimately settle in cash. We recognize stock-based compensation, less an estimate for forfeitures, using the straight-line method over the requisite service period. Additionally, stock-based compensation for liability classified awards reflect changes in fair value during the requisite service period.
We include as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and RSUs vested during the period. During the years ended December 31, 2013, 2014, and 2015, the amount of cash received from the exercise of stock options was $1,174 million, $465 million, and $393 million, respectively.
We have elected to account for the indirect effects of stock-based awards -- primarily the research and development tax credit -- through the Consolidated Statements of Income. Total direct tax benefit realized, including the excess tax benefit, from stock-based award activities during the years ended December 31, 2013, 2014, and 2015, was $1,195 million, $1,356 million, and $1,544 million, respectively.
Certain Risks and Concentrations
Our revenues are primarily derived from online advertising, the market for which is highly competitive and rapidly changing. In addition, our revenues are generated from a multitude of vertical market segments in countries around the world. Significant changes in this industry or changes in customer buying or advertiser spending behavior could adversely affect our operating results.
We are subject to concentrations of credit risk principally from cash and cash equivalents, marketable securities, foreign exchange contracts, and accounts receivable. Cash equivalents and marketable securities consist primarily of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments and municipalities in the U.S., corporate securities, agency mortgage-backed securities, and asset-backed securities. Foreign exchange contracts are transacted with various financial institutions with high credit standing.

Table of Contents	Alphabet Inc. and Google Inc.

Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2013, 2014, and 2015, we generated approximately 46%, 45%, and 46% of our revenues from customers based in the U.S., with the majority of revenues from customers outside of the U.S. located in Europe and Japan. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.
No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2013, 2014, or 2015.
Fair Value of Financial Instruments
Our financial assets and financial liabilities that include cash equivalents, marketable securities, foreign currency and interest rate derivative contracts, and non-marketable debt securities are measured and recorded at fair value on a recurring basis. We measure certain financial assets at fair value for disclosure purposes, as well as, on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. Our other current financial assets and our other current financial liabilities have fair values that approximate their carrying value.
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.
Level 3 - Unobservable inputs that are supported by little or no market activities.
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Cash, Cash Equivalents, and Marketable Securities
We invest all excess cash primarily in debt securities including those of the U.S. government and its agencies, corporate debt securities, agency mortgage-backed securities, money market and other funds, municipal securities, time deposits, asset backed securities, and debt instruments issued by foreign governments.
We classify all investments that are readily convertible to known amounts of cash and have stated maturities of three months or less from the date of purchase as cash equivalents and those with stated maturities of greater than three months as marketable securities.
We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify highly liquid securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying Consolidated Balance Sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which we record within other income (expense), net. We determine any realized gains or losses on the sale of marketable securities on a specific identification method, and we record such gains and losses as a component of other income (expense), net.
Non-Marketable Investments
We have accounted for non-marketable equity investments either under the equity or cost method. Investments through which we exercise significant influence but do not have control over the investee are accounted for under the equity method. Investments through which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Table of Contents	Alphabet Inc. and Google Inc.

We have accounted for our non-marketable investments that meet the definition of a debt security as available-for-sale securities. Since these securities do not have contractual maturity dates and we do not intend to liquidate them in the next 12 months, we have classified them as non-current assets on the accompanying Consolidated Balance Sheet.
Variable Interest Entities
We make a determination at the start of each arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We consolidate VIEs in which we have a controlling financial interest. If we do not have a controlling financial interest in a VIE, we account for the investment under either the equity or cost method.
Impairment of Marketable and Non-Marketable Investments
We periodically review our marketable and non-marketable investments for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. For debt securities, we also consider whether (1) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and (2) the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and record the corresponding charge as other income (expense), net.
Accounts Receivable
We record accounts receivable at the invoiced amount and we normally do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also maintain a sales allowance to reserve for potential credits issued to customers. We determine the amount of the reserve based on historical credits issued.
Property and Equipment
We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally two to five years. We depreciate buildings over periods up to 25 years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the assets. Construction in progress is the construction or development of property and equipment that have not yet been placed in service for our intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for our intended use. Land is not depreciated.
Software Development Costs
We expense software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.
Software development costs also include costs to develop software to be used solely to meet internal needs and cloud based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the periods presented.
Business Combinations
We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.
Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets
We review property and equipment, long-term prepayments and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be

Table of Contents	Alphabet Inc. and Google Inc.

recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. In 2014, we recorded impairments of intangible assets, including an impairment of $378 million in the third quarter of 2014 related to a patent licensing royalty asset. Impairments of intangible assets were not material in 2015.
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. We test our goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. No goodwill impairment has been identified in any of the years presented.
Intangible assets with definite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets on a straight-line basis with definite lives over periods ranging from one to twelve years.
Income Taxes
We account for income taxes using the asset and liability method, under which we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We measure current and deferred tax assets and liabilities based on provisions of enacted tax law. We evaluate the realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more-likely-than-not that they will not be realized.
We recognize the financial statement effects of a tax position when it is more-likely-than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. In addition, we recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision.
Foreign Currency
Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the annual period derived from month-end exchange rates for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other income (expense), net.
Advertising and Promotional Expenses
We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2013, 2014 and 2015, advertising and promotional expenses totaled approximately $2,389 million, $3,004 million, and $3,186 million.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements, implementing accounting system changes related to the adoption, and considering additional disclosure requirements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10) "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification (ASC) thereby removing the financial reporting distinction between development stage entities and other reporting entities. The additional elimination of related consolidation guidance will require companies with interests in development stage entities to reassess whether such entities are variable interest entities under ASC Topic 810, Consolidation. We will adopt this standard in the first quarter

Table of Contents	Alphabet Inc. and Google Inc.

of 2016 on a retrospective basis. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. We will adopt this standard in the first quarter of 2016 on a retrospective basis. We do not expect the adoption of this standard to have a material impact on our consolidated statement of operations or consolidated balance sheet, but it may result in additional disclosures.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We have early adopted this standard in the fourth quarter of 2015 on a retrospective basis. Prior periods have been retrospectively adjusted.
As a result of the adoption of ASU 2015-17, the Company made the following adjustments to the 2014 balance sheet: a $1,322 million decrease to current deferred tax assets, a $83 million increase to noncurrent deferred tax asset, a $26 million decrease to current deferred tax liability, and a decrease of $1,213 million to noncurrent deferred tax liability.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
Revision of Previously Issued Financial Statements
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015 in the cumulative amount of $711 million. We evaluated the materiality of the income tax expense impact quantitatively and qualitatively and concluded it was not material to any of the prior periods impacted and that correction of income tax expense as an out of period adjustment in the quarter ended June 30, 2015 would not be material to our consolidated financial statements for the year ending December 31, 2015. Consolidated revenues are not impacted. We elected to revise previously issued consolidated financial statements for the periods impacted. Refer to Note 17 for additional information.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.
Note 2. Financial Instruments
We classify our cash equivalents and marketable securities within Level 1 or Level 2 in the fair value hierarchy because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. We classify our foreign currency and interest rate derivative contracts primarily within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.
Cash, Cash Equivalents, and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2014 and 2015 (in millions):

Table of Contents	Alphabet Inc. and Google Inc.

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,863	$0	$0	$9,863	$9,863	$0
Level 1:
Money market and other funds	2,532	0	0	2,532	2,532	0
U.S. government notes	15,320	37	(4)	15,353	1,128	14,225
Marketable equity securities	988	428	(64)	1,352	0	1,352
	18,840	465	(68)	19,237	3,660	15,577
Level 2:
Time deposits(1)	2,409	0	0	2,409	2,309	100
Money market and other funds(2)	1,762	0	0	1,762	1,762	0
Fixed-income bond funds(3)	385	0	(38)	347	0	347
U.S. government agencies	2,327	8	(1)	2,334	750	1,584
Foreign government bonds	1,828	22	(10)	1,840	0	1,840
Municipal securities	3,370	33	(6)	3,397	3	3,394
Corporate debt securities	11,499	114	(122)	11,491	0	11,491
Agency mortgage-backed securities	8,196	109	(42)	8,263	0	8,263
Asset-backed securities	3,456	1	(5)	3,452	0	3,452
	35,232	287	(224)	35,295	4,824	30,471
Total	$63,935	$752	$(292)	$64,395	$18,347	$46,048

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$7,380	$0	$0	$7,380	$7,380	$0
Level 1:
Money market and other funds	5,623	0	0	5,623	5,623	0
U.S. government notes	20,922	27	(48)	20,901	258	20,643
Marketable equity securities	692	155	0	847	0	847
	27,237	182	(48)	27,371	5,881	21,490
Level 2:
Time deposits(1)	3,223	0	0	3,223	2,012	1,211
Money market and other funds(2)	1,140	0	0	1,140	1,140	0
Fixed-income bond funds(3)	219	0	0	219	0	219
U.S. government agencies	1,367	2	(3)	1,366	0	1,366
Foreign government bonds	2,242	14	(23)	2,233	0	2,233
Municipal securities	3,812	47	(4)	3,855	0	3,855
Corporate debt securities	13,809	53	(278)	13,584	136	13,448
Agency mortgage-backed securities	9,680	48	(57)	9,671	0	9,671
Asset-backed securities	3,032	0	(8)	3,024	0	3,024
	38,524	164	(373)	38,315	3,288	35,027
Total	$73,141	$346	$(421)	$73,066	$16,549	$56,517

(1)	The majority of our time deposits are foreign deposits.

(2)
The balances as of December 31, 2014 and 2015 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See section titled "Securities Lending Program" below for further discussion of this program.

(3)	Fixed-income bond funds consist of mutual funds that primarily invest in corporate and government bonds.
We determine realized gains or losses on the marketable securities on a specific identification method. We recognized gross realized gains of $416 million, $238 million, and $357 million for the years ended December 31,

Table of Contents	Alphabet Inc. and Google Inc.

2013, 2014, and 2015. We recognized gross realized losses of $258 million, $85 million, and $565 million for the years ended December 31, 2013, 2014, and 2015. We reflect these gains and losses as a component of other income (expense), net, in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions):

As of December 31, 2015
Due in 1 year	$7,900
Due in 1 year through 5 years	30,141
Due in 5 years through 10 years	7,199
Due after 10 years	10,211
Total	$55,451
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2014 and 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$4,490	$(4)	$0	$0	$4,490	$(4)
U.S. government agencies	830	(1)	0	0	830	(1)
Foreign government bonds	255	(7)	43	(3)	298	(10)
Municipal securities	877	(3)	174	(3)	1,051	(6)
Corporate debt securities	5,851	(112)	225	(10)	6,076	(122)
Agency mortgage-backed securities	609	(1)	2,168	(41)	2,777	(42)
Asset-backed securities	2,388	(4)	174	(1)	2,562	(5)
Fixed-income bond funds	347	(38)	0	0	347	(38)
Marketable equity securities	690	(64)	0	0	690	(64)
Total	$16,337	$(234)	$2,784	$(58)	$19,121	$(292)

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$13,757	$(48)	$0	$0	$13,757	$(48)
U.S. government agencies	864	(3)	0	0	864	(3)
Foreign government bonds	885	(18)	36	(5)	921	(23)
Municipal securities	1,116	(3)	41	(1)	1,157	(4)
Corporate debt securities	9,192	(202)	784	(76)	9,976	(278)
Agency mortgage-backed securities	5,783	(34)	721	(23)	6,504	(57)
Asset-backed securities	2,508	(7)	386	(1)	2,894	(8)
Total	$34,105	$(315)	$1,968	$(106)	$36,073	$(421)
During the years ended December 31, 2013 and 2014, we did not recognize any other-than-temporary impairment loss. During the year ended December 31, 2015, we recognized $281 million of other-than-temporary impairment losses related to our marketable equity securities and fixed-income bond funds. Those losses are included in gains (losses) on marketable securities, net as a component of other income (expense), net, in the accompanying Consolidated Statements of Income. See Note 10 for further details on other income (expense), net.
Securities Lending Program

Table of Contents	Alphabet Inc. and Google Inc.

From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. We loan certain securities which are collateralized in the form of cash or securities. Cash collateral is usually invested in reverse repurchase agreements which are collateralized in the form of securities.
We classify loaned securities as cash equivalents or marketable securities and record the cash collateral as an asset with a corresponding liability in the accompanying Consolidated Balance Sheets. We classify reverse repurchase agreements maturing within three months as cash equivalents and those longer than three months as receivable under reverse repurchase agreements in the accompanying Consolidated Balance Sheets. For security collateral received, we do not record an asset or liability except in the event of counterparty default.
Our securities lending transactions were accounted for as secured borrowings with significant investment categories as follows (in millions):

	As of December 31, 2015
	Remaining Contractual Maturity of the Agreements
Securities Lending Transactions	Overnight and Continuous	Up to 30 days	30 - 90 Days	Greater Than 90 Days	Total
U.S. government notes	$1,322	$31	$0	$306	$1,659
U.S. government agencies	504	77	0	0	581
Corporate debt securities	188	0	0	0	188
Total	$2,014	$108	$0	$306	$2,428
Gross amount of recognized liabilities for securities lending in offsetting disclosure					$2,428
Amounts related to agreements not included in securities lending in offsetting disclosure					$0
Derivative Financial Instruments
We recognize derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as other income (expense), net, as part of revenues, or as a component of accumulated other comprehensive income (AOCI) in the accompanying Consolidated Balance Sheets, as discussed below.
We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. We use certain interest rate derivative contracts to hedge interest rate exposures on our fixed income securities and debt. Our program is not used for trading or speculative purposes.
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2014 and 2015, we received cash collateral related to the derivative instruments under our collateral security arrangements of $268 million and $192 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $13.6 billion and $16.4 billion as of December 31, 2014 and 2015. These foreign exchange contracts have maturities of 36 months or less.
In 2012, we entered into forward-starting interest rate swaps with a total notional amount of $1.0 billion and terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate, that effectively locked in an interest rate on our anticipated debt issuance of $1.0 billion in 2014. We issued $1.0 billion of unsecured senior notes in February 2014 (See details in Note 4). As a result, we terminated the forward-starting interest rate swaps upon the debt issuance. The cash gain associated with the termination is reported within Operating Activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2014, consistent with the impact of the hedged item.
We reflect gain or loss on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify cumulative gains and losses to revenues or interest expense when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to other income (expense), net. Further, we exclude the change in the time value of the options from our

Table of Contents	Alphabet Inc. and Google Inc.

assessment of hedge effectiveness. We record the premium paid or time value of an option on the date of purchase as an asset. Thereafter, we recognize changes to this time value in other income (expense), net.
As of December 31, 2015, the effective portion of our cash flow hedges before tax effect was $375 million, of which $293 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.5 billion and $1.8 billion as of December 31, 2014 and 2015.
We use interest rate swaps designated as fair value hedges to hedge interest rate risk for certain fixed rate securities. The notional principal of these contracts was $175 million and $295 million as of December 31, 2014 and 2015.
Gains and losses on these forward contracts and interest rate swaps are recognized in other income (expense), net, along with the offsetting losses and gains of the related hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $6.2 billion and $7.5 billion as of December 31, 2014 and 2015.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in other income (expense), net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into other income (expense), net. The total notional amounts of interest rate contracts outstanding were $150 million and $50 million as of December 31, 2014 and 2015.

Table of Contents	Alphabet Inc. and Google Inc.

The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2014
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$851	$0	$851
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	1	0	1
Total		$852	$0	$852
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$3	$3
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	1	0	1
Total		$1	$3	$4

		As of December 31, 2015
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$626	$2	$628
Total		$626	$2	$628
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$1	$13	$14
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	2	0	2
Total		$3	$13	$16

Table of Contents	Alphabet Inc. and Google Inc.

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2013	2014	2015
Foreign exchange contracts	$92	$929	$964
Interest rate contracts	86	(31)	0
Total	$178	$898	$964

	Gains Reclassified from AOCI into Income (Effective Portion)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2013	2014	2015
Foreign exchange contracts	Revenues	$95	$171	$1,399
Interest rate contracts	Other income (expense), net	0	4	5
Total		$95	$175	$1,404

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2013	2014	2015
Foreign exchange contracts	Other income (expense), net	$(280)	$(279)	$(297)
Interest rate contracts	Other income (expense), net	0	4	0
Total		$(280)	$(275)	$(297)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Year Ended December 31,
Derivatives in Fair Value Hedging Relationship	Location	2013	2014	2015
Foreign Exchange Hedges:
Foreign exchange contracts	Other income (expense), net	$16	$115	$170
Hedged item	Other income (expense), net	(25)	(123)	(176)
Total		$(9)	$(8)	$(6)
Interest Rate Hedges:
Interest rate contracts	Other income (expense), net	$0	$0	$(2)
Hedged item	Other income (expense), net	0	0	2
Total		$0	$0	$0

(2)	Losses related to the amount excluded from effectiveness testing of the hedges were $9 million, $8 million, and $6 million for the years ended December 31, 2013, 2014, and 2015.

Table of Contents	Alphabet Inc. and Google Inc.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated As Hedging Instruments	Location	2013	2014	2015
Foreign exchange contracts	Other income (expense), net, and net loss from discontinued operations	$118	$237	$198
Interest rate contracts	Other income (expense), net	4	2	1
Total		$122	$239	$199
Offsetting of Derivatives, Securities Lending, and Reverse Repurchase Agreements
We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2014 and 2015, information related to these offsetting arrangements was as follows (in millions):

Offsetting of Assets
	As of December 31, 2014
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$852	$0	$852		$(1)	(1)	$(251)	$(412)	$188
Reverse repurchase agreements	2,637	0	2,637	(2)	0		0	(2,637)	0
Total	$3,489	$0	$3,489		$(1)		$(251)	$(3,049)	$188

	As of December 31, 2015
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$628	$0	$628		$(13)	(1)	$(189)	$(214)	$212
Reverse repurchase agreements	1,590	0	1,590	(2)	0		0	(1,590)	0
Total	$2,218	$0	$2,218		$(13)		$(189)	$(1,804)	$212

(1)	The balances as of December 31, 2014 and 2015 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2)
The balances as of December 31, 2014 and 2015 included $1,762 million and $1,140 million recorded in cash and cash equivalents, respectively, and $875 million and $450 million recorded in receivable under reverse repurchase agreements, respectively.

Table of Contents	Alphabet Inc. and Google Inc.

Offsetting of Liabilities
	As of December 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$4	$0	$4	$(1)	(3)	$0	$0	$3
Securities lending agreements	2,778	0	2,778	0		0	(2,740)	38
Total	$2,782	$0	$2,782	$(1)		$0	$(2,740)	$41

	As of December 31, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$16	$0	$16	$(13)	(3)	$(3)	$0	$0
Securities lending agreements	2,428	0	2,428	0		0	(2,401)	27
Total	$2,444	$0	$2,444	$(13)		$(3)	$(2,401)	$27

(3)	The balances as of December 31, 2014 and 2015 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 3. Non-Marketable Investments
Our non-marketable investments include non-marketable equity investments and non-marketable debt securities.
Non-Marketable Equity Investments
Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity or cost method and are not required to be consolidated under the variable interest or voting models. As of December 31, 2014 and 2015, these investments accounted for under the equity method had a carrying value of approximately $1.3 billion and $1.6 billion, respectively, and those investments accounted for under the cost method had a carrying value of $1.8 billion and $2.6 billion, respectively. For investments accounted for under the cost method, the fair value was approximately $7.5 billion as of December 31, 2015. The fair value of the cost method investments are primarily determined from data leveraging private-market transactions and are classified within Level 3 in the fair value hierarchy. We periodically review our non-marketable equity investments for impairment. No material impairments were recognized for the years ended December 31, 2013, 2014, and 2015. Our share of gains and losses in equity method investments for the year ended December 31, 2015 was a net loss of approximately $227 million and not material for the years ended December 31, 2013 and 2014. We reflect these losses as a component of other income (expense), net, in the accompanying Consolidated Statements of Income.
We determined that certain renewable energy investments included in our non-marketable equity investments are VIEs. However, we do not consolidate these entities in our financial statements because we do not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and account for those investments under the equity method. Our involvement with investments in renewable energy relate to our equity investments in entities whose activities involve power generation. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly impact the entity's economic performance such as setting operating budgets. The carrying value of our renewable energy investments accounted for under the equity method that are VIEs is $302 million as of December 31, 2015 with the maximum exposure of $316 million. The maximum exposure is based on current investments to date plus future funding commitments.  We have determined the single source of our exposure to these VIE’s is our capital investment in these entities. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

Table of Contents	Alphabet Inc. and Google Inc.

Non-Marketable Debt Securities
Our non-marketable debt securities are primarily preferred stock that are redeemable at our option and convertible notes issued by private companies. These debt securities do not have readily determinable market values and are categorized accordingly as Level 3 in the fair value hierarchy. To estimate the fair value of these securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows; and illiquidity considerations. Financial information of private companies may not be available and consequently we will estimate the value based on the best available information at the measurement date. We estimate a range of fair values based on valuation approaches noted above and as of December 31, 2014 and 2015, the fair value recorded on the Consolidated Balance Sheets for individual investments is within the range. No material impairments were recognized for the years ended December 31, 2013, 2014, and 2015.
The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions):

Level 3
Balance as of December 31, 2014	$90
Purchases, issuances, and settlements(1)	934
Balance as of December 31, 2015	$1,024

(1)	Purchases of securities included our $900 million investment in SpaceX, a space exploration and space transport company, made during January 2015.
Note 4. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2014 and 2015, we had $2.0 billion of outstanding commercial paper recorded as short-term debt with a weighted-average interest rate of 0.1% and 0.2%, respectively. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2014 and 2015, we were in compliance with the financial covenant in the credit facility, and no amounts were outstanding under the credit facility as of December 31, 2014 and 2015. The estimated fair value of the short-term debt approximated its carrying value as of December 31, 2014 and 2015.

Table of Contents	Alphabet Inc. and Google Inc.

Long-Term Debt
We issued $1.0 billion of unsecured senior notes (the "2014 Notes") in February 2014 and $3.0 billion of unsecured senior notes in three tranches (collectively, the "2011 Notes") in May 2011. We used the net proceeds from the issuance of the 2011 Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. We used the net proceeds from the issuance of the 2014 Notes for the repayment of the portion of the principal amount of our 2011 Notes which matured on May 19, 2014 and for general corporate purposes. The total outstanding Notes are summarized below (in millions):

	As of December 31, 2014	As of December 31, 2015
Short-Term Portion of Long-Term Debt
2.125% Notes due on May 19, 2016	$0	$1,000
Capital Lease Obligation	10	225
Total Short-Term Portion of Long-Term Debt	$10	$1,225

Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000	$0
3.625% Notes due on May 19, 2021	1,000	1,000
3.375% Notes due on February 25, 2024	1,000	1,000
Unamortized discount for the Notes above	(8)	(5)
Subtotal	2,992	1,995
Capital Lease Obligation	236	0
Total Long-Term Debt	$3,228	$1,995
The effective interest yields of the Notes due in 2016, 2021, and 2024 were 2.241%, 3.734%, and 3.377%, respectively. Interest on the 2011 and 2014 Notes is payable semi-annually. The 2011 and 2014 Notes rank equally with each other and with all of our other senior unsecured and unsubordinated indebtedness from time to time outstanding. We may redeem the 2011 and 2014 Notes at any time in whole or in part at specified redemption prices. We are not subject to any financial covenants under the 2011 Notes or the 2014 Notes. The total estimated fair value of the 2011 and 2014 Notes was approximately $3.1 billion at both December 31, 2014 and 2015. The fair value of the outstanding 2011 and 2014 Notes was determined based on observable market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028. We intend to exercise the option to purchase the property in 2016, and as such the long term portion of the capital lease obligation was reclassified as short term. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of December 31, 2014 and 2015.
As of December 31, 2015, aggregate future principal payments for long-term debt (including short-term portion of long-term debt) and capital lease obligation were as follows (in millions):

Years Ending
2016	$1,225
2017	0
2018	0
2019	0
Thereafter	2,000
Total	$3,225
In January 2016, the board of directors of Alphabet authorized the company to issue up to $5.0 billion of commercial paper from time to time and to enter into a $4.0 billion revolving credit facility to replace Google's existing $3.0 billion revolving credit facility.

Table of Contents	Alphabet Inc. and Google Inc.

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2014	As of December 31, 2015
Land and buildings	$13,326	$16,518
Information technology assets	10,918	13,645
Construction in progress	6,555	7,324
Leasehold improvements	1,868	2,576
Furniture and fixtures	79	83
Property and equipment, gross	32,746	40,146
Less: accumulated depreciation and amortization	(8,863)	(11,130)
Property and equipment, net	$23,883	$29,016
Property under capital lease with a cost basis of $258 million was included in land and buildings as of December 31, 2015.
Prepaid Revenue Share, Expenses and Other Assets, Non-Current
Note Receivable
In connection with the sale of our Motorola Mobile business on October 29, 2014 (see Note 9 for additional information), we received an interest-free, three-year prepayable promissory note (the "Note Receivable") due October 2017 from Lenovo. The Note Receivable is included in prepaid revenue share, expenses and other assets, non-current, on our Consolidated Balance Sheets. Based on the general market conditions and the credit quality of Lenovo, we discounted the Note Receivable at an effective interest rate of 4.5%. The outstanding balances are shown in the table below (in millions):

	As of December 31, 2014	As of December 31, 2015
Principal of the Note Receivable	$1,500	$1,448
Less: unamortized discount for the Note Receivable	(175)	(112)
Total	$1,325	$1,336
As of December 31, 2014 and 2015, we did not recognize a valuation allowance on the Note Receivable.
Accumulated Other Comprehensive Income
The components of AOCI, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2012	$(73)	$604	$7	$538

Other comprehensive income (loss) before reclassifications	89	(392)	112	(191)
Amounts reclassified from AOCI	0	(162)	(60)	(222)
Other comprehensive income (loss)	89	(554)	52	(413)
Balance as of December 31, 2013	$16	$50	$59	$125

Table of Contents	Alphabet Inc. and Google Inc.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2013	$16	$50	$59	$125

Other comprehensive income (loss) before reclassifications	(996)	505	651	160
Amounts reclassified from AOCI	0	(134)	(124)	(258)
Other comprehensive income (loss)	(996)	371	527	(98)
Balance as of December 31, 2014	$(980)	$421	$586	$27

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2014	$(980)	$421	$586	$27

Other comprehensive income (loss) before reclassifications	(1,067)	(715)	676	(1,106)
Amounts reclassified from AOCI	0	208	(1,003)	(795)
Other comprehensive income (loss)	(1,067)	(507)	(327)	(1,901)
Balance as of December 31, 2015	$(2,047)	$(86)	$259	$(1,874)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Year Ended December 31,
AOCI Components	Location	2013	2014	2015
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$158	$153	$(208)
	Net Income (loss) from discontinued operations	43	0	0
	Provision for income taxes	(39)	(19)	0
	Net of tax	$162	$134	$(208)

Unrealized gains on cash flow hedges
Foreign exchange contracts	Revenue	$95	$171	$1,399
Interest rate contracts	Other income (expense), net	0	4	5
	Provision for income taxes	(35)	(51)	(401)
	Net of tax	$60	$124	$1,003

Total amount reclassified, net of tax		$222	$258	$795
Note 6. Acquisitions
2015 Acquisitions
bebop Technologies
In December 2015, we completed the acquisition of bebop Technologies Inc. (bebop), a company with a cloud-based development platform focused on enterprise applications. The fair value of total consideration transferred in connection with the close was $272 million, of which $1 million was paid in cash and $271 million was paid in the form of Alphabet Class C capital stock. We issued a total of approximately 514 thousand shares of Alphabet Class C capital

Table of Contents	Alphabet Inc. and Google Inc.

stock in relation to this acquisition, part of which will be accounted for as compensation expense. The fair value of the shares of capital stock issued was determined based on the closing market price of Alphabet's Class C capital stock as of the close date. The Class C capital stock issued by Alphabet in connection with the acquisition was treated as a capital contribution from Alphabet to Google. We expect the acquisition will help us provide a new platform to build and maintain enterprise applications. As part of the acquisition, Diane Greene, the former CEO of bebop and a member of our Board of Directors, has joined Google.
Of the total purchase price of $272 million, $28 million was cash acquired, $59 million was attributed to intangible assets, $206 million was attributed to goodwill, and $21 million was attributed to net liabilities assumed. The goodwill of $206 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
Other Acquisitions
During the year ended December 31, 2015, we completed other acquisitions and purchases of intangible assets for total consideration of approximately $263 million. In aggregate, $4 million was cash acquired, $88 million was attributed to intangible assets, $138 million was attributed to goodwill, and $33 million was attributed to net assets acquired. These acquisitions generally enhance the breadth and depth of our offerings, as well as expanding our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $20 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all acquisitions and purchases completed during the year ended December 31, 2015, patents and developed technology have a weighted-average useful life of 4.1 years, customer relationships have a weighted-average useful life of 4.0 years, and trade names and other have a weighted-average useful life of 6.8 years.
2014 Acquisitions
Nest
In February 2014, we completed the acquisition of Nest Labs, Inc. (Nest), a company whose mission is to reinvent devices in the home such as thermostats and smoke alarms. Prior to this transaction, we had an approximately 12% ownership interest in Nest. The acquisition is expected to enhance Google's suite of products and services and allow Nest to continue to innovate upon devices in the home, making them more useful, intuitive, and thoughtful, and to reach more users in more countries.
Of the total $2.6 billion purchase price and the fair value of our previously held equity interest of $152 million, $51 million was cash acquired, $430 million was attributed to intangible assets, $2.3 billion was attributed to goodwill, and $84 million was attributed to net liabilities assumed. The goodwill of $2.3 billion is primarily attributable to synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
This transaction is considered a “step acquisition” under GAAP whereby our ownership interest in Nest held before the acquisition was remeasured to fair value at the date of the acquisition. Such fair value was estimated by using discounted cash flow valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The gain of $103 million as a result of remeasurement is included in other income (expense), net, on our Consolidated Statements of Income for the year ended December 31, 2014.
Dropcam
In July 2014, Nest completed the acquisition of Dropcam, Inc. (Dropcam), a company that enables consumers and businesses to monitor their homes and offices via video, for approximately $517 million in cash. With Dropcam on board, Nest expects to continue to reinvent products that will help shape the future of the connected home. Of the total purchase price of $517 million, $11 million was cash acquired, $55 million was attributed to intangible assets, $452 million was attributed to goodwill, and $1 million was attributed to net liabilities assumed. The goodwill of $452 million is primarily attributable to synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
Skybox
In August 2014, we completed the acquisition of Skybox Imaging, Inc. (Skybox), a satellite imaging company, for approximately $478 million in cash. We expect the acquisition to keep Google Maps accurate with up-to-date imagery and, over time, improve internet access and disaster relief. Of the total purchase price of $478 million, $6 million was cash acquired, $69 million was attributed to intangible assets, $388 million was attributed to goodwill, and $15 million

Table of Contents	Alphabet Inc. and Google Inc.

was attributed to net assets acquired. The goodwill of $388 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
Other Acquisitions
During the year ended December 31, 2014, we completed other acquisitions and purchases of intangible assets for total consideration of approximately $1,466 million, which includes the fair value of our previously held equity interest of $33 million. In aggregate, $65 million was cash acquired, $405 million was attributed to intangible assets, $1,045 million was attributed to goodwill, and $49 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings, as well as expanding our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $55 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all acquisitions and purchases completed during the year ended December 31, 2014, patents and developed technology have a weighted-average useful life of 5.1 years, customer relationships have a weighted-average useful life of 4.5 years, and trade names and other have a weighted-average useful life of 6.9 years.
Note 7. Collaboration Agreement
On September 18, 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. Calico's results of operations and statement of financial position are included in our consolidated financial statements. As of December 31, 2015, Google has contributed $240 million to Calico in exchange for Calico convertible preferred units. As of December 31, 2015, Google has also committed to fund an additional $490 million on an as-needed basis.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of December 31, 2015, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of December 31, 2015, Calico has contributed $250 million and committed up to an additional $500 million.
Calico will use its scientific expertise to establish a world-class research and development facility, with a focus on drug discovery and early drug development; and AbbVie will provide scientific and clinical development support and its commercial expertise to bring new discoveries to market. Both companies will share costs and profits equally. AbbVie's contribution has been recorded as a liability on Calico's financial statements, which is reduced and reflected as a reduction to research and development expense as eligible research and development costs are incurred by Calico over the next few years.
Note 8. Goodwill and Other Intangible Assets
Goodwill
In conjunction with the Alphabet reorganization we are implementing a new operating structure. Consequently, beginning in the fourth quarter of 2015, we have multiple operating segments and reporting units, representing the individual businesses run separately under the Alphabet structure. Refer to Note 16 for further information. In conjunction with the changes to reporting units, we allocated goodwill to each reporting unit based on their relative fair values. The changes in the carrying amount of goodwill allocated to our disclosed segments for the years ended December 31, 2014 and 2015 were as follows (in millions):

Table of Contents	Alphabet Inc. and Google Inc.

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2013	$11,492	$—	$11,492
Acquisitions	4,208	—	4,208
Dispositions	(43)	—	(43)
Foreign currency translation and other adjustments	(58)	—	(58)
Balance as of December 31, 2014	$15,599	$—	$15,599
Acquisitions	139	—	139
Foreign currency translation and other adjustments	(71)	—	(71)
Allocation in the fourth quarter of 2015	(416)	416	—
Acquisitions	201	4	205
Foreign currency translation and other adjustments	4	(7)	(3)
Balance as of December 31, 2015	$15,456	$413	$15,869
Other Intangible Assets
Information regarding our purchased intangible assets is as follows (in millions):

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$6,547	$2,513	$4,034
Customer relationships	1,410	1,168	242
Trade names and other	696	365	331
Total	$8,653	$4,046	$4,607

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$6,592	$3,213	$3,379
Customer relationships	1,343	1,201	142
Trade names and other	795	469	326
Total	$8,730	$4,883	$3,847
Patents and developed technology, customer relationships, and trade names and other have weighted-average useful lives from the date of purchase of 7.8 years, 6.0 years, and 5.4 years, respectively. Amortization expense relating to our purchased intangible assets was $1,011 million, $1,079 million, and $892 million for the years ended December 31, 2013, 2014, and 2015.
During the year ended December 31, 2014, we recorded an impairment charge in other cost of revenues of $378 million related to a patent licensing royalty asset acquired in connection with the Motorola acquisition, which we retained subsequent to the sale of Motorola Mobile. The asset was determined to be impaired due to prolonged decreased royalty payments and unpaid interest owed and was written down to its fair value. Fair value was determined based on a discounted cash flow method and reflects estimated future cash flows associated with the patent licensing royalty asset at the measurement date and falls within level 3 in fair value hierarchy. Impairments of intangible assets were not material for the year ended December 31, 2015.

Table of Contents	Alphabet Inc. and Google Inc.

As of December 31, 2015, expected amortization expense for our purchased intangible assets for each of the next five years and thereafter was as follows (in millions):

2016	$806
2017	724
2018	637
2019	528
2020	434
Thereafter	718
$3,847
Note 9. Discontinued Operations
Motorola Mobile
On October 29, 2014, we closed the sale of the Motorola Mobile business to Lenovo for a total purchase price of approximately $2.9 billion, including $1.4 billion paid at close, comprised of $660 million in cash and $750 million in Lenovo ordinary shares (519.1 million shares). The remaining $1.5 billion was paid in the form of an interest-free, three-year prepayable promissory note.
We maintain ownership of the vast majority of the Motorola Mobile patent portfolio, including pre-closing patent applications and invention disclosures, which we licensed to Motorola Mobile for its continued operations. Additionally, in connection with the sale, we agreed to indemnify Lenovo for certain potential liabilities of the Motorola Mobile business, for which we recorded an indemnification liability of $130 million.
The sale resulted in a gain of $740 million, net of tax, which was presented as part of net income from discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2014. Incremental to this net gain, we recognized additional income of $254 million, net of tax, in connection with certain IP licensing arrangements between the parties, included as part of net income from discontinued operations on the Consolidated Statements of Income for the year ended December 31, 2014.
The financial results of Motorola Mobile through the date of divestiture are presented as net income (loss) from discontinued operations on the Consolidated Statements of Income. The following table presents financial results of the Motorola Mobile business included in net income (loss) from discontinued operations for the years ended December 31, 2013 and 2014 (in millions):

	Year Ended December 31,
	2013	2014 (1)
Revenues	$4,306	$5,486

Loss from discontinued operations before income taxes	(1,403)	(177)
Benefits from/(Provision for) income taxes	270	(47)
Gain on disposal	0	740
Net (loss) income from discontinued operations	$(1,133)	$516

(1)	The operating results of Motorola Mobile were included in our Consolidated Statements of Income from January 1, 2014 through October 29, 2014, the date of divestiture.

Table of Contents	Alphabet Inc. and Google Inc.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities divested (in millions):

Assets:
Cash and cash equivalents	$160
Accounts receivable	1,103
Inventories	217
Prepaid expenses and other current assets	357
Prepaid expenses and other assets, non-current	290
Property and equipment, net	542
Intangible assets, net	985
Goodwill	43
Total assets	$3,697

Liabilities:
Accounts payable	$1,238
Accrued compensation and benefits	163
Accrued expenses and other current liabilities	10
Deferred revenue, current	165
Other long-term liabilities	250
Total liabilities	$1,826
Motorola Home
On April 17, 2013, we sold the Motorola Home business to Arris for consideration of approximately $2,412 million in cash, including cash of $2,238 million received at the date of close and certain post-close adjustments of $174 million received in the third quarter of 2013, and approximately $175 million in Arris' common stock (10.6 million shares). Subsequent to the transaction, we own approximately 7.8% of the outstanding shares of Arris. Additionally, in connection with the disposition, we agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation, for which we recorded an indemnification liability of $175 million, the majority of which was settled subsequent to the disposition.
The disposition resulted in a net gain of $757 million, which was presented as part of net income from discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2013.
The financial results of Motorola Home through the date of divestiture are presented as net income (loss) from discontinued operations on the Consolidated Statement of Income. The following table presents financial results of the Motorola Home business included in net income (loss) from discontinued operations for the year ended December 31, 2013 (in millions):

Year Ended December 31,
2013 (1)
Revenues	$804

Loss from discontinued operations before income taxes	(67)
Benefits from income taxes	16
Gain on disposal	757
Net income from discontinued operations	$706
(1)The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through April 17, 2013, the date of divestiture.

Table of Contents	Alphabet Inc. and Google Inc.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities divested (in millions):

Assets:
Accounts receivable	$424
Inventories	228
Deferred income taxes, net	144
Prepaid and other current assets	152
Property and equipment, net	282
Intangible assets, net	701
Other assets, non-current	182
Total assets	$2,113
Liabilities:
Accounts payable	$169
Accrued expenses and other liabilities	289
Total liabilities	$458
Note 10. Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions):

	Year Ended December 31,
	2013	2014	2015
Interest income	$766	$746	$999
Interest expense	(81)	(101)	(104)
Gain (loss) on marketable securities, net	158	153	(208)
Foreign currency exchange losses, net (1)	(379)	(402)	(422)
Gain (loss) on non-marketable investments, net	8	237	(126)
Loss on divestiture of businesses (2)	(57)	0	0
Other	81	130	152
Other income (expense), net	$496	$763	$291

(1)
Our foreign currency exchange losses,net are related to the option premium costs and forward points for our foreign currency hedging contracts, our foreign exchange transaction gains and losses from the conversion of the transaction currency to the functional currency, offset by the foreign currency hedging contract losses and gains. The net foreign currency transaction losses were $121 million, $107 million, and $123 million in 2013, 2014, and 2015, respectively.

(2)
Gain on divestiture of Motorola Home business was included in net income (loss) from discontinued operations for the year ended December 31, 2013. Gain on divestiture of Motorola Mobile business was included in net income (loss) from discontinued operations for the year ended December 31, 2014.

Note 11. Commitments and Contingencies
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, facilities, land, and data centers throughout the world with original lease periods expiring primarily between 2016 and 2063. We are committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

Table of Contents	Alphabet Inc. and Google Inc.

As of December 31, 2015, future minimum payments under non-cancelable operating leases, net of sublease income amounts, were as follows over each of the next five years and thereafter (in millions):

	Operating Leases	Sub-lease Income	Net Operating Leases
2016	672	26	646
2017	794	13	781
2018	796	4	792
2019	769	3	766
2020	719	3	716
Thereafter	3,706	1	3,705
Total minimum payments	$7,456	$50	$7,406
Certain leases have adjustments for market provisions. Amounts in the above table represent our best estimates of future payments to be made under these leases.
We entered into certain non-cancelable lease agreements with original lease periods expiring between 2021 and 2032 where we are the deemed owner for accounting purposes of new construction projects. Future minimum lease payments under such leases total approximately $678 million, of which $422 million is included on the Consolidated Balance Sheet as of December 31, 2015. These amounts are presented as an asset and corresponding non-current liability, which represents our estimate of construction costs incurred to date. They have been excluded from the table above.
Rent expense under operating leases, including co-location arrangements, was $465 million, $570 million, and $734 million in 2013, 2014, and 2015.
Purchase Obligations
As of December 31, 2015, we had $1.7 billion of other non-cancelable contractual obligations, primarily related to data center operations and facility build-outs, video and other content licensing revenue sharing arrangements, as well as certain inventory purchase commitments.
Letters of Credit
As of December 31, 2015, we had unused letters of credit for $752 million.
Indemnifications
In the normal course of business, to facilitate transactions in our services and products, we indemnify certain parties, including advertisers, Google Network Members, and lessors with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.
As of December 31, 2015, we did not have any material indemnification claims that were probable or reasonably possible. As part of the sale of Motorola Home and Motorola Mobile businesses, we issued indemnifications for certain potential liabilities. Please see Note 9 for additional information.
Legal Matters
Antitrust Investigations
On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us. On April 15, 2015, the EC issued a Statement of

Table of Contents	Alphabet Inc. and Google Inc.

Objections (SO) regarding the display and ranking of shopping search results. The EC also opened a formal investigation into Android. We responded to the SO on August 27, 2015 and will continue to cooperate with the EC.
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India (CCI), Brazil's Council for Economic Defense (CADE), the Canadian Competition Bureau (CCB), and the Federal Antimonopoly Service (FAS) of the Russian Federation have also opened investigations into certain of our business practices. In August 2015, we received the CCI Director General's report with interim findings of competition law infringements regarding search and ads. In September 2015, FAS found that there has been a competition law infringement in Android mobile distribution. We will respond to the CCI's report and have filed an appeal of the FAS decision. In July 2015, the Taiwan Fair Trade Commission informed us that it was closing its antitrust investigations of our business practices.
The state attorney general from Mississippi issued subpoenas in 2011 and 2012 in an antitrust investigation of our business practices. We have responded to those subpoenas, and we remain willing to cooperate with them if they have any further information requests.
Patent and Intellectual Property Claims
We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business. In addition, the U.S. International Trade Commission (ITC) has increasingly become an important forum to litigate intellectual property disputes because an ultimate loss for a company or its suppliers in an ITC action could result in a prohibition on importing infringing products into the U.S. Since the U.S. is an important market, a prohibition on importation could have an adverse effect on us, including preventing us from importing many important products into the U.S. or necessitating workarounds that may limit certain features of our products.
Furthermore, many of our agreements with our customers and partners require us to indemnify them for certain intellectual property infringement claims against them, which would increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Our customers and partners may discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business.
Other
We are also regularly subject to claims, suits, government investigations, and other proceedings involving competition (such as the pending EC investigations described above), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Such claims, suits, government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.
Certain of our outstanding legal matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.
With respect to our outstanding legal matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
We expense legal fees in the period in which they are incurred.
Taxes
We are under audit by the Internal Revenue Service (IRS) and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters. We have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a

Table of Contents	Alphabet Inc. and Google Inc.

material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it would result in a further charge to expense.
Please see Note 15 for additional information regarding contingencies related to our income taxes.
Note 12. Net Income Per Share
Alphabet
We compute net income per share of Class A and Class B common stock and Class C capital stock using the two-class method. Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, and other contingently issuable shares. The dilutive effect of outstanding stock options, restricted stock units, and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.
The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock and Class C capital stock are identical, except with respect to voting. Further, there are a number of safeguards built into our certificate of incorporation, as well as Delaware law, which preclude our board of directors from declaring or paying unequal per share dividends on our Class A and Class B common stock and Class C capital stock. Specifically, Delaware law provides that amendments to our certificate of incorporation which would have the effect of adversely altering the rights, powers, or preferences of a given class of stock must be approved by the class of stock adversely affected by the proposed amendment. In addition, our certificate of incorporation provides that before any such amendment may be put to a stockholder vote, it must be approved by the unanimous consent of our board of directors. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and Class C capital stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.
Stock Split Effected In Form of Stock Dividend
In January 2014, our board of directors approved the distribution of shares of Class C capital stock as a dividend to our holders of Class A and Class B common stock (the Stock Split). The Stock Split had a record date of March 27, 2014 and a payment date of April 2, 2014.
In the second quarter of 2015, in accordance with a settlement of litigation involving the authorization to distribute Class C capital stock, at the close of trading on April 2, 2015, the last trading day of the 365 day period following the first date the Class C shares traded on NASDAQ (Lookback Period), we determined that a payment (the Adjustment Payment) in the amount of $522 million was due to Class C capital stockholders. The amount of the Adjustment Payment was based on the percentage difference that developed between the volume-weighted average price of Class A and Class C shares during the Lookback Period, as supplied by NASDAQ Data-on-Demand, and was payable to holders of Class C capital stock as of the end of the Lookback Period in cash, Class A common stock, Class C capital stock, or a combination thereof, at the discretion of our board of directors. On April 22, 2015, our board of directors approved the Adjustment Payment in shares of Class C capital stock, and cash in lieu of any fractional shares of Class C capital stock. In May 2015, the Adjustment Payment was made, resulting in the issuance of approximately 853 thousand shares of Class C capital stock, with $475 million reflected in additional-paid in capital and $47 million of cash in lieu of fractional shares of Class C capital stock.
In the year ended December 31, 2015, the Adjustment Payment was allocated to the numerator for calculating net income per share of Class C capital stock from net income available to all stockholders and the remaining undistributed earnings were allocated on a pro rata basis to Class A and Class B common stock and Class C capital stock based on the number of shares used in the per share computation for each class of stock. The weighted-average share impact of the Adjustment Payment is included in the denominator of both basic and diluted net income per share computations for the year ended December 31, 2015.

Table of Contents	Alphabet Inc. and Google Inc.

In the years ended December 31, 2013 and 2014, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with our Amended and Restated Certificate of Incorporation of Alphabet Inc.
The par value per share of our shares of Class A and Class B common stock remained unchanged at $0.001 per share after the Stock Split. On the effective date of the Stock Split, a transfer between retained earnings and common stock occurred in an amount equal to the $0.001 par value of the Class C capital stock that was issued.
Share and per share amounts for the prior periods presented below have been retroactively adjusted to reflect the Stock Split.
Computation of Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Year Ended December 31,
	2013
	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$5,407	$1,173	$6,580
Allocation of undistributed earnings - discontinued operations	(175)	(38)	(214)
Total	$5,232	$1,135	$6,366
Denominator
Number of shares used in per share computation	273,518	59,328	332,846
Basic net income (loss) per share:
Continuing operations	$19.77	$19.77	$19.77
Discontinued operations	(0.64)	(0.64)	(0.64)
Basic net income per share	$19.13	$19.13	$19.13
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$5,407	$1,173	$6,580
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,173	0	0
Reallocation of undistributed earnings	0	(21)	0
Allocation of undistributed earnings - continuing operations	$6,580	$1,152	$6,580
Allocation of undistributed earnings for basic computation - discontinued operations	(175)	(38)	(214)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(38)	0	0
Reallocation of undistributed earnings	(1)	1	1
Allocation of undistributed earnings - discontinued operations	$(214)	$(37)	$(213)
Denominator
Number of shares used in basic computation	273,518	59,328	332,846
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	59,328	0	0
Employee stock options	2,748	4	2,748
Restricted stock units and other contingently issuable shares	3,215	0	3,215
Number of shares used in per share computation	338,809	59,332	338,809
Diluted net income (loss) per share:
Continuing operations	$19.42	$19.42	$19.42
Discontinued operations	(0.63)	(0.63)	(0.63)
Diluted net income per share	$18.79	$18.79	$18.79

Table of Contents	Alphabet Inc. and Google Inc.

	Year Ended December 31,
	2014
	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings - continuing operations	$5,700	$1,107	$6,813
Allocation of undistributed earnings - discontinued operations	216	42	258
Total	$5,916	$1,149	$7,071
Denominator
Number of shares used in per share computation	282,877	54,928	338,130
Basic net income per share:
Continuing operations	$20.15	$20.15	$20.15
Discontinued operations	0.76	0.76	0.76
Basic net income per share	$20.91	$20.91	$20.91
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$5,700	$1,107	$6,813
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,107	0	0
Reallocation of undistributed earnings	(20)	(18)	20
Allocation of undistributed earnings - continuing operations	$6,787	$1,089	$6,833
Allocation of undistributed earnings for basic computation - discontinued operations	216	42	258
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	42	0	0
Reallocation of undistributed earnings	(1)	(1)	1
Allocation of undistributed earnings - discontinued operations	$257	$41	$259
Denominator
Number of shares used in basic computation	282,877	54,928	338,130
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	54,928	0	0
Employee stock options	2,057	0	2,038
Restricted stock units and other contingently issuable shares	2,515	0	4,525
Number of shares used in per share computation	342,377	54,928	344,693
Diluted net income per share:
Continuing operations	$19.82	$19.82	$19.82
Discontinued operations	0.75	0.75	0.75
Diluted net income per share	$20.57	$20.57	$20.57

Table of Contents	Alphabet Inc. and Google Inc.

	Year Ended December 31,
	2015
	Class A	Class B	Class C
Basic net income per share:
Numerator
Adjustment Payment to Class C capital stockholders - continuing operations	$0	$0	$522
Allocation of undistributed earnings - continuing operations	6,695	1,196	7,935
Allocation of undistributed earnings - discontinued operations	0	0	0
Total	$6,695	$1,196	$8,457
Denominator
Number of shares used in per share computation	289,640	51,745	343,241
Basic net income per share:
Continuing operations	$23.11	$23.11	$24.63
Discontinued operations	0.00	0.00	0.00
Basic net income per share	$23.11	$23.11	$24.63
Diluted net income per share:
Numerator
Adjustment Payment to Class C capital stockholders - continuing operations	$0	$0	$522
Allocation of undistributed earnings for basic computation - continuing operations	$6,695	$1,196	$7,935
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,196	0	0
Reallocation of undistributed earnings	(39)	(14)	39
Allocation of undistributed earnings - continuing operations	7,852	1,182	7,974
Allocation of undistributed earnings for basic computation - discontinued operations	0	0	0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	0	0	0
Reallocation of undistributed earnings	0	0	0
Allocation of undistributed earnings - discontinued operations	$0	$0	$0
Denominator
Number of shares used in basic computation	289,640	51,745	343,241
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	51,745	0	0
Employee stock options	1,475	0	1,428
Restricted stock units and other contingently issuable shares	920	0	4,481
Number of shares used in per share computation	343,780	51,745	349,150
Diluted net income per share:
Continuing operations	$22.84	$22.84	$24.34
Discontinued operations	0.00	0.00	0.00
Diluted net income per share	$22.84	$22.84	$24.34
Google
Net income per share for Google is not required as its shares are not publicly traded.
Note 13. Stockholders’ Equity
Alphabet Reorganization
On October 2, 2015, Google implemented a legal reorganization, which resulted in Alphabet owning all of the outstanding stock of Google. Consequently, Google became a direct, wholly owned subsidiary of Alphabet. Each share of each class of Google stock issued and outstanding immediately prior to the legal reorganization automatically converted into an equivalent corresponding share of Alphabet stock, and Google’s stockholders immediately prior to the consummation of the legal reorganization became stockholders of Alphabet.
As a result of the reorganization, on October 2, 2015, the Fourth Amended and Restated Certificate of Incorporation of Google was amended to decrease the authorized number of shares of Class A common stock, Class B common

Table of Contents	Alphabet Inc. and Google Inc.

stock and Class C capital stock, par value $0.001 per share, from 9 billion shares, 3 billion shares and 3 billion shares, respectively, to 500 shares of each class of stock, respectively. Additionally, the authorized number of shares of preferred stock, par value $0.001 per share, was decreased from 100 million shares to 500 shares. As of December 31, 2015, Google had 100 shares of Class A common stock, 100 shares of Class B common stock, and 100 shares of Class C capital stock outstanding, of which Alphabet was the sole owner.
Alphabet Convertible Preferred Stock
Our board of directors has authorized 100 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of December 31, 2014 and 2015, there were no shares issued or outstanding.
Alphabet Class A and Class B Common Stock and Class C Capital Stock
Our board of directors has authorized three classes of stock, Class A and Class B common stock, and Class C capital stock. The rights of the holders of each class of our common and capital stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Class C capital stock has no voting rights, except as required by applicable law. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock.
Stock Plans
As a result of the Alphabet reorganization, on October 2, 2015, Google transferred to Alphabet, and Alphabet assumed, sponsorship of all of Google's stock plans along with all of Google's rights and obligations under each plan.
During the year ended December 31, 2014, shares reserved for future grants under the 2004 Stock Plan expired and we began granting awards from the 2012 Stock Plan (“Stock Plan”). Under our Stock Plan, RSUs or stock options may be granted. An RSU award is an agreement to issue shares of our publicly traded stock at the time the award vests. Incentive and non-qualified stock options, or rights to purchase common stock, are generally granted for a term of 10 years. Options and RSUs granted to participants under the Stock Plan generally vest over four years contingent upon employment or service with us on the vesting date.
As of December 31, 2015, there were 23,336,944 shares of stock reserved for future issuance under our Stock Plan.
Stock-Based Compensation
The following table presents our aggregate stock-based compensation expense by type of costs and expenses per the Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2013	2014	2015
Cost of revenues	$469	$535	$806
Research and development	1,641	2,200	2,687
Sales and marketing	552	715	899
General and administrative	465	725	861
Discontinued operations	216	104	0
Total stock-based compensation expense	$3,343	$4,279	$5,253
For the years ended December 31, 2013, 2014, and 2015, we recognized tax benefits on total stock-based compensation expense from continuing operations of $685 million, $867 million, and $1,133 million, respectively, and from discontinued operations of $59 million, $30 million and $0 million, respectively. In addition, as a result of the Tax Court ruling in Altera Corp. v. Commissioner, we have recorded a tax benefit of $522 million related to 2015 stock-based compensation expense that will be subject to reimbursement of cost share payments if the tax court's opinion is sustained. Refer to Note 15 for more detail regarding the Altera case.
Of the total stock-based compensation expense from continuing operations recognized in the years ended December 31, 2013, 2014, and 2015, $0 million, $0 million, and $50 million, respectively, was associated with awards ultimately settled in cash. Awards which will be ultimately settled in cash are classified as liabilities in our Consolidated Balance Sheets.
Stock-based compensation associated with Alphabet equity awards granted to Google employees in the fourth quarter ended December 31, 2015, was treated as a capital contribution from Alphabet to Google. Stock-based

Table of Contents	Alphabet Inc. and Google Inc.

compensation associated with equity awards for the years ended December 31, 2013, 2014 and 2015 are presented as stock-based compensation expense in Alphabet's and Google's Consolidated Statements of Stockholders' Equity.
Alphabet Stock-Based Award Activities
The following table summarizes the activities for our options for the year ended December 31, 2015:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Balance as of December 31, 2014	7,240,419	$215.56
Granted	0	N/A
Exercised	(2,072,550)	$189.64
Forfeited/canceled	(268,886)	$310.47
Balance as of December 31, 2015	4,898,983	$221.31	3.7	$2,682
Exercisable as of December 31, 2015	4,462,847	$212.02	3.4	$2,484
Exercisable as of December 31, 2015 and expected to vest thereafter (2)	4,846,996	$220.29	3.6	$2,658

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock prices of $778.01 and $758.88 of our Class A common stock and Class C capital stock, respectively, on December 31, 2015.

(2)	Options expected to vest reflect an estimated forfeiture rate.
The total grant date fair value of stock options vested during 2013, 2014 and 2015 was $223 million, $94 million, and $33 million. The aggregate intrinsic value of all options and warrants exercised during 2013, 2014 and 2015 was $1,793 million, $589 million, and $867 million. These amounts do not include the aggregate sales price of options sold under our Transferable Stock Options (TSO) program, which was discontinued as of November 29, 2013.
As of December 31, 2015, there was $12 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 0.6 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2015:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2014	24,619,549	$487.80
Granted	14,415,740	$546.46
Vested	(11,182,606)	$442.01
Forfeited/canceled	(2,111,497)	$481.37
Unvested as of December 31, 2015	25,741,186	$531.74
Expected to vest after December 31, 2015 (1)	22,672,837	$531.74

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
As of December 31, 2015, there was $11.1 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
Share Repurchases
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market

Table of Contents	Alphabet Inc. and Google Inc.

purchases or privately negotiated transactions, including through the use of 10b5-1 plans. The repurchase program does not have an expiration date. As of December 31, 2015, we repurchased and subsequently retired approximately 2,391 thousand shares of Alphabet Class C capital stock for an aggregate amount of approximately $1,780 million. Alphabet's share repurchases in the year ended December 31, 2015 were funded by Google via a return of capital to Alphabet.
In January 2016, the board of directors of Alphabet authorized the company to repurchase an additional amount of approximately 514 thousand shares.
Google Stockholders' Equity
As a result of the Alphabet reorganization, Google has recorded various intercompany activities during the fourth quarter ended December 31, 2015 as capital transactions, which are reflected in Google's Consolidated Statements of Stockholders' Equity. Refer to Stock-Based Compensation and Share Repurchases section above, and Note 6, for descriptions of certain activities. Additionally, subsequent to the reorganization, shares withheld to satisfy employee withholding tax obligations and cash received from the exercise of stock options were recorded as capital transactions between Alphabet and Google and are reflected as such in Google's Consolidated Statements of Stockholders' Equity.
Note 14. 401(k) Plans
We have two 401(k) Savings Plans (401(k) Plans) that qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed approximately $202 million, $259 million, and $309 million for the years ended December 31, 2013, 2014, and 2015.
Note 15. Income Taxes
Income from continuing operations before income taxes included income from domestic operations of $7,651 million, $8,894 million, and $8,271 million for the years ended December 31, 2013, 2014, and 2015, and income from foreign operations of $8,248 million, $8,365 million, and $11,380 million for the years ended December 31, 2013, 2014, and 2015.
The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2013	2014	2015
Current:
Federal	$2,394	$2,716	$3,235
State	127	157	(397)
Foreign	711	774	723
Total	3,232	3,647	3,561
Deferred:
Federal	(421)	29	(198)
State	0	6	(43)
Foreign	(72)	(43)	(17)
Total	(493)	(8)	(258)
Provision for income taxes	$2,739	$3,639	$3,303

Table of Contents	Alphabet Inc. and Google Inc.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in millions):

	Year Ended December 31,
	2013	2014	2015
Expected provision at federal statutory tax rate (35%)	$5,567	$6,041	$6,878
State taxes, net of federal benefit	133	132	(291)
Change in valuation allowance	(641)	(164)	(65)
Foreign rate differential	(2,482)	(2,109)	(2,624)
Federal research credit	(433)	(318)	(407)
Basis difference in investment of Arris	644	0	0
Other adjustments	(49)	57	(188)
Provision for income taxes	$2,739	$3,639	$3,303
A retroactive and permanent reinstatement of the federal research credit was signed into law on December 18, 2015 in accordance with the Protecting Americans from Tax Hikes Act of 2015. As such, our effective tax rate for 2015 reflects the benefit of the 2015 federal research and development tax credit.
A retroactive extension of the 2012 federal research and development credit was signed into law on January 2, 2013 in accordance with The American Taxpayer Act of 2012. The benefit of $189 million related to the 2012 federal research and development credit is included in the year ended December 31, 2013.
Our effective tax rate for 2015 included a discrete tax benefit related to refunds and reductions in uncertain tax positions due to the resolution of a multi-year tax audit in the U.S.
Our effective tax rate is impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate. Substantially all of the income from foreign operations was earned by an Irish subsidiary.
We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2015 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $58.3 billion. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
On July 27, 2015, the United States Tax Court, in an opinion in Altera Corp. v. Commissioner, invalidated the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. The U.S. Tax Court issued the final decision on December 28, 2015. The government has 90 days from the final decision date to file a notice of appeal. At this time, the U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We have evaluated the opinion and have recorded a tax benefit of $3.5 billion related to reimbursement of cost share payments for the previously shared stock-based compensation costs. In addition, we have recorded a tax liability of $3.5 billion for the U.S. tax cost of potential repatriation of the associated contingent foreign earnings because at this time we cannot reasonably conclude that the Company has the ability and the intent to indefinitely reinvest these contingent earnings. The net impact to our consolidated financial statements is not material. We will continue to monitor developments related to the case and the potential impact on our consolidated financial statements.
Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

Table of Contents	Alphabet Inc. and Google Inc.

	As of December 31,
	2014	2015
Deferred tax assets:
Stock-based compensation expense	$376	$534
State taxes	133	119
Investment loss	133	144
Legal settlement accruals	175	101
Accrued employee benefits	671	832
Accruals and reserves not currently deductible	175	245
Net operating losses	207	230
Tax credits	262	503
Basis difference in investment of Arris	1,347	1,357
Prepaid cost sharing	0	3,468
Other	243	337
Total deferred tax assets	3,722	7,870
Valuation allowance	(1,659)	(1,732)
Total deferred tax assets net of valuation allowance	2,063	6,138
Deferred tax liabilities:
Depreciation and amortization	(852)	(1,126)
Identified intangibles	(965)	(787)
Mark-to-market investments	(273)	(93)
Renewable energy investments	(430)	(529)
Foreign earnings	0	(3,468)
Other	(125)	(73)
Total deferred tax liabilities	(2,645)	(6,076)
Net deferred tax liabilities	$(582)	$62
As of December 31, 2015, our federal and state net operating loss carryforwards for income tax purposes were approximately $482 million and $443 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2021 and the state net operating loss carryforwards will begin to expire in 2016. The net operating loss carryforwards are subject to various annual limitations under the tax laws of the different jurisdictions. Our foreign net operating loss carryforwards for income tax purposes were $263 million that can be carried over indefinitely.
As of December 31, 2015, our California research and development credit carryforwards for income tax purposes were approximately $1,044 million that can be carried over indefinitely. We believe the state tax credit is not likely to be realized. Our foreign tax credit carryforwards for income tax purposes were approximately $223 million that will start to expire in 2025. We believe it is more likely than not that all of the foreign tax credit will be realized.
As of December 31, 2015, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to investment losses that are capital in nature, California deferred tax assets, and certain foreign net operating losses that we believe are not likely to be realized. We established a deferred tax asset for the book-to-tax basis difference in our investments in Arris shares received from the sale of the Motorola Home business to Arris in 2013. Since any future losses to be recognized upon the sale of Arris shares will be capital losses, a valuation allowance has been recorded against this deferred tax asset to the extent such deferred tax asset is not covered by capital gains generated as of 2015. We reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
As a result of the Altera opinion, we have recorded a deferred tax asset of $3.5 billion and a deferred tax liability of $3.5 billion. Refer to above for more details on the Altera case.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2013 to December 31, 2015 (in millions):

Table of Contents	Alphabet Inc. and Google Inc.

Balance as of January 1, 2013	$1,907
Increases related to prior year tax positions	158
Decreases related to prior year tax positions	(37)
Decreases related to settlement with tax authorities	(78)
Increases related to current year tax positions	552
Balance as of December 31, 2013	2,502
Increases related to prior year tax positions	66
Decreases related to prior year tax positions	(44)
Decreases related to settlement with tax authorities	(1)
Increases related to current year tax positions	771
Balance as of December 31, 2014	3,294
Increases related to prior year tax positions	224
Decreases related to prior year tax positions	(176)
Decreases related to settlement with tax authorities	(27)
Increases related to current year tax positions	852
Balance as of December 31, 2015	$4,167
The total amount of gross unrecognized tax benefits was $2,502 million, $3,294 million, and $4,167 million as of December 31, 2013, 2014, and 2015, respectively, of which, $2,309 million, $2,909 million, and $3,614 million, if recognized, would affect our effective tax rate.
As of December 31, 2014 and 2015, we had accrued $239 million and $348 million in interest and penalties in provision for income taxes.
We file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions, our two major tax jurisdictions are the U.S. federal and Ireland. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. The IRS completed its examination of our 2003 through 2006 tax years; all issues have been settled except for one which we have filed an appeal with the IRS and plan to litigate in court. The IRS is currently in examination of our 2007 through 2012 tax years. We have also received tax assessments in multiple foreign jurisdictions asserting transfer pricing adjustments or permanent establishment. We continue to defend any and all such claims as presented.
Our 2013, 2014, and 2015 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2011 through 2015 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.
We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Although the timing of resolution, settlement, closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
Note 16. Information about Segments and Geographic Areas
In conjunction with the Alphabet reorganization, in the fourth quarter of 2015, we implemented legal and operational changes in how our Chief Operating Decision Maker (CODM) manages our businesses, including resource allocation and performance assessment. Consequently, we have multiple operating segments, representing the individual businesses run separately under the Alphabet structure.
Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the operating segments are combined and disclosed below as Other Bets. All prior-period amounts have been adjusted retrospectively to reflect the reportable segment change.
Our reported segments are described below:

Table of Contents	Alphabet Inc. and Google Inc.

•
Google – Google includes our main internet products such as Search, Ads, Commerce, Maps, YouTube, Apps, Cloud, Android, Chrome, Google Play as well as hardware products we sell, such as Chromecast, Chromebooks and Nexus. Our technical infrastructure and newer efforts like Virtual Reality are also included in Google. Google generates revenues primarily from advertising, sales of digital content, apps and cloud services, as well as sales of Google branded hardware.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access/Google Fiber, Calico, Nest, Verily, GV, Google Capital, X, and other initiatives. Revenues from the Other Bets is derived primarily through the sales of Nest hardware products, internet and TV services through Google Fiber and licensing and R&D services through Verily.

Revenue, cost of revenue, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our CODM does not evaluate operating segments using asset information.
Information about segments during the periods presented were as follows (in millions):

	Year Ended December 31,
	2013	2014	2015
Revenues:
Google	$55,507	$65,674	$74,541
Other Bets	12	327	448
Total revenues	$55,519	$66,001	$74,989

	Year Ended December 31,
	2013	2014	2015
Segment operating income (loss):
Google	$16,260	$19,011	$23,425
Other Bets	(527)	(1,942)	(3,567)
Reconciling items(1)	(330)	(573)	(498)
Total income from operations	$15,403	$16,496	$19,360

(1)	Reconciling items are primarily related to corporate administrative costs and other miscellaneous items that are not allocated to individual segments.

	Year Ended December 31,
	2013	2014	2015
Capital expenditures:
Google	$7,006	$11,173	$8,849
Other Bets	187	501	869
Reconciling items(2)	165	(715)	197
Total capital expenditures as presented in Consolidated Statements of Cash Flow	$7,358	$10,959	$9,915

(2)
Reconciling items are primarily related to timing differences of payments as segment capital expenditures are on accrual basis while total capital expenditures shown on the Consolidated Statements of Cash Flow are on cash basis, capital expenditures of Motorola Mobile and Home, and other miscellaneous differences.

Table of Contents	Alphabet Inc. and Google Inc.

Stock-based compensation and depreciation, amortization and impairment are included in segment operating income (loss) as below (in millions):

	Year Ended December 31,
	2013	2014	2015
Stock-based compensation:
Google	$2,911	$3,677	$4,587
Other Bets	124	347	498
Reconciling items(3)	92	151	118
Total stock based compensation, excluding discontinued operations(4)	$3,127	$4,175	$5,203

Depreciation, amortization and impairment:
Google	$3,668	$4,778	$4,839
Other Bets	24	148	203
Reconciling items(5)	247	53	21
Total depreciation, amortization and impairment as presented in Consolidated Statements of Cash Flow	$3,939	$4,979	$5,063

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)
For purposes of segment reporting, we define SBC as awards accounted for under FASB ASC Topic 718 that we expect to settle in stock. SBC does not include expenses related to awards that we will ultimately settle in cash. Amounts exclude SBC from discontinued operations.

(5)	Reconciling items primarily represent depreciation, amortization and impairment related to Motorola Mobile and Motorola Home.
Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Year Ended December 31,
	2013	2014	2015
Revenues:
United States	$25,587	$29,482	$34,810
United Kingdom	5,600	6,483	7,067
Rest of the world	24,332	30,036	33,112
Total revenues	$55,519	$66,001	$74,989

	As of December 31, 2014	As of December 31, 2015
Long-lived assets:
United States	$37,421	$43,686
International	13,110	13,661
Total long-lived assets	$50,531	$57,347
Note 17. Revision of Previously Issued Financial Statements
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015 in the cumulative amount of $711 million. We have evaluated the materiality of the income tax expense impact quantitatively and qualitatively and concluded it was not material to any of the prior periods impacted and that correction of income tax expense as an out of period adjustment in the quarter ended June 30, 2015 is not material to our consolidated financial statements for the year ended December 31, 2015. Consolidated revenues are not impacted. We elected to revise previously issued consolidated financial statements contained within this Annual Report on Form 10-K for the periods impacted to correct the effect of this immaterial income tax expense underaccrual for the corresponding periods.

Table of Contents	Alphabet Inc. and Google Inc.

The following table presents the impact of these corrections on affected Consolidated Balance Sheet line items as of December 31, 2014 (in millions):

	As of December 31, 2014
	As Previously Reported (1)	Adjustment	As Revised
Selected Balance Sheets Data:
Income tax receivable, net	$1,298	$(707)	$591
Total current assets	79,363	(707)	78,656
Total assets	129,894	(707)	129,187
Income taxes payable, non-current	3,407	(67)	3,340
Retained earnings	75,706	(640)	75,066
Total stockholders' equity	104,500	(640)	103,860
Total liabilities and stockholders' equity	$129,894	$(707)	$129,187
(1)    Includes reclassifications of deferred tax assets and liabilities related to ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” Refer to Note 1 for further information.
The following table presents the impact of these corrections on affected Consolidated Statements of Income line items, including net income per share amounts for Class A and B common stock and Class C capital stock, for the years ended December 31, 2013 and 2014 (in millions, except per share amounts):

	Year Ended December 31, 2013			Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selected Statements of Income Data:
Provision for income taxes	$2,552	$187	$2,739	$3,331	$308	$3,639
Net income from continuing operations	13,347	(187)	$13,160	13,928	(308)	$13,620
Net income	12,920	(187)	$12,733	14,444	(308)	$14,136

Basic net income per share from continuing operations	$20.05	$(0.28)	$19.77	$20.61	$(0.46)	$20.15
Basic net income per share	19.41	(0.28)	19.13	21.37	(0.46)	20.91
Diluted net income per share from continuing operations	19.70	(0.28)	19.42	20.27	(0.45)	19.82
Diluted net income per share	$19.07	$(0.28)	$18.79	$21.02	$(0.45)	$20.57
The following table presents the impact of these corrections on affected Consolidated Statements of Comprehensive Income line items for the years ended December 31, 2013 and 2014 (in millions):

	Year Ended December 31, 2013			Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selected Statements of Comprehensive Income Data:
Net income	12,920	(187)	12,733	14,444	(308)	14,136
Comprehensive income	12,507	(187)	12,320	14,346	(308)	14,038

Table of Contents	Alphabet Inc. and Google Inc.

The following table presents the impact of these corrections on affected Consolidated Statements of Cash Flows line items for the years ended December 31, 2013 and 2014 (in millions):

	Year Ended December 31, 2013			Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selected Statements of Cash Flows Data:
Net income	$12,920	$(187)	12,733	$14,444	$(308)	$14,136
Changes in income taxes, net	401	187	588	283	308	591

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Alphabet
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Table of Contents	Alphabet Inc. and Google Inc.

Google
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.	OTHER INFORMATION
On February 11, 2016, we announced the appointment of James G. Campbell as our Alphabet Corporate Controller, effective February 16, 2016.
Jim, age 60, most recently held the position of Vice President of Finance and Corporate Controller at Intel Corporation (from 2004 to 2016) where he was responsible for global accounting, financial services and financial reporting. Previously, Jim was based in Europe, responsible for Intel's international finance operations. He has also been manager of Intel's Financial Information Systems, responsible for designing, developing and implementing Intel's internally used financial applications. In addition, he has served as Asia regional audit manager, Microprocessor Group controller and European Controller. Jim was at Intel for over 30 years and also led and managed the international controllers responsible for financial services, statutory compliance and business support.
Jim received his bachelor's degree in business and accounting from California State University, Hayward. He holds a CPA license and is a member of the Financial Executives Committee on Corporate Reporting (CCR), the Executive Committee of CCR, the FASB Emerging Issues Task Force (EITF), the PCAOB Standing Advisory Group (Emeritus), the Portland State University Graduate School of Business Advisory Board and serves on the Board of Trustees Portland Chapter of World Affairs Council.

Table of Contents	Alphabet Inc. and Google Inc.

The material terms of Jim's compensation are as follows:

•	Salary: $475,000

•	Equity:

◦	$3.5 million equity grant (Initial Grant) made shortly after hire vesting monthly over 12 months

◦	$3.5 million equity grant to be made in Q1 2017, to start vesting monthly over 12 months upon the full vest of the Initial Grant

•	$250,000 sign-on bonus, subject to a pro-rated repayment if employment ends within the first 12 months
Jim will also be eligible to participate in the compensation and benefit programs generally available to Google's officers.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our Proxy Statement for 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 (2016 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2016 Proxy Statement and is incorporated herein by reference.

Table of Contents	Alphabet Inc. and Google Inc.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
2. Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts for the three years ended December 31, 2015 (in millions):

	Balance at Beginning of Year	Additions	Usage	Balance at End of Year
	(In millions)
Year ended December 31, 2013	$581	$1,128	$(1,078)	$631
Year ended December 31, 2014	$631	$1,240	$(1,646)	$225
Year ended December 31, 2015	$225	$579	$(508)	$296

Note:
Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues. For the year ended December 31, 2013 and 2014, additions included the impact from the Motorola acquisition. For the years ended December 31, 2013 and 2014, usages include the impact from the sale of Motorola Home and Mobile businesses, respectively.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
3. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Table of Contents	Alphabet Inc. and Google Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 11, 2016

ALPHABET INC.
By:	/S/ LARRY PAGE
Larry Page
Chief Executive Officer (Principal Executive Officer of Alphabet Inc.)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Page and Ruth Porat, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Table of Contents	Alphabet Inc. and Google Inc.

Signature	Title	Date
/S/ LARRY PAGE	Chief Executive Officer, Co-Founder and Director (Principal Executive Officer of Alphabet Inc.)	February 11, 2016
Larry Page
/S/ RUTH PORAT	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer of Alphabet Inc.)	February 11, 2016
Ruth Porat
/S/ ERIC E. SCHMIDT	Executive Chairman	February 11, 2016
Eric E. Schmidt
/S/ SERGEY BRIN	President, Co-Founder and Director	February 11, 2016
Sergey Brin
/S/ L. JOHN DOERR	Director	February 11, 2016
L. John Doerr
/S/ DIANE B. GREENE	Director	February 11, 2016
Diane B. Greene
/S/ JOHN L. HENNESSY	Director	February 11, 2016
John L. Hennessy
/S/ ANN MATHER	Director	February 11, 2016
Ann Mather
/S/ ALAN R. MULALLY	Director	February 11, 2016
Alan R. Mulally
/S/ PAUL S. OTELLINI	Director	February 11, 2016
Paul S. Otellini
/S/ K. RAM SHRIRAM	Director	February 11, 2016
K. Ram Shriram
/S/ SHIRLEY M. TILGHMAN	Director	February 11, 2016
Shirley M. Tilghman

Table of Contents	Alphabet Inc. and Google Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 11, 2016

GOOGLE INC.
By:	/S/ SUNDAR PICHAI
Sundar Pichai
Chief Executive Officer (Principal Executive Officer of Google Inc.)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sundar Pichai and Ruth Porat, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Table of Contents	Alphabet Inc. and Google Inc.

Signature	Title	Date
/S/ SUNDAR PICHAI	Chief Executive Officer (Principal Executive Officer of Google Inc.)	February 11, 2016
Sundar Pichai
/S/ RUTH PORAT	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer of Google Inc.)	February 11, 2016
Ruth Porat
/S/ ERIC E. SCHMIDT	Executive Chairman	February 11, 2016
Eric E. Schmidt
/S/ LARRY PAGE	Co-Founder and Director	February 11, 2016
Larry Page
/S/ SERGEY BRIN	Co-Founder and Director	February 11, 2016
Sergey Brin
/S/ L. JOHN DOERR	Director	February 11, 2016
L. John Doerr
/S/ DIANE B. GREENE	Director	February 11, 2016
Diane B. Greene
/S/ JOHN L. HENNESSY	Director	February 11, 2016
John L. Hennessy
/S/ ANN MATHER	Director	February 11, 2016
Ann Mather
/S/ ALAN R. MULALLY	Director	February 11, 2016
Alan R. Mulally
/S/ PAUL S. OTELLINI	Director	February 11, 2016
Paul S. Otellini
/S/ K. RAM SHRIRAM	Director	February 11, 2016
K. Ram Shriram
/S/ SHIRLEY M. TILGHMAN	Director	February 11, 2016
Shirley M. Tilghman

Table of Contents	Alphabet Inc. and Google Inc.

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
2.01		Agreement and Plan of Merger, dated October 2, 2015, by and among Google Inc., Alphabet Inc. and Maple Technologies Inc.	Current Report on Form 8-K (File No. 000-36380) and Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
3.01		Amended and Restated Certificate of Incorporation of Alphabet Inc., dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
3.02		Amended and Restated Bylaws of Alphabet Inc., dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
3.03		Fourth Amended and Restated Certificate of Incorporation of Google Inc.	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012
3.04		Amended and Restated Bylaws of Google Inc.	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012
3.05		Certificate of Merger, dated October 2, 2015	Current Report on Form 8-K (File No. 000-36380)	October 2, 2015
4.01		Specimen Class A Common Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.02		Specimen Class C Capital Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.03		Indenture, dated as of May 19, 2011 between Google Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.04		Form of 2.125% Note due 2016	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.05		Form of 3.625% Note due 2021	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.06		Form of 3.375% Note due 2024	Current Report on Form 8-K (File No. 000-50726)	February 25, 2014
4.07		Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.08		Terms of Revised Stipulation of Compromise and Settlement of In Re: Google Inc. Class C Shareholder Litigation (Consol. C.A. No. 7469-CS)	Registration Statement on Form 8-A (File No. 001-36380)	March 26, 2014
4.09		Transfer Restriction Agreement, dated October 2, 2015, between Alphabet Inc. and Larry Page and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.10		Transfer Restriction Agreement, dated October 2, 2015, between Alphabet Inc. and Sergey Brin and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.11		Transfer Restriction Agreement, dated October 2, 2015, between Alphabet Inc. and Eric E. Schmidt and certain of its affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.12		Class C Undertaking, dated October 2, 2015, executed by Alphabet Inc.	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.01		Form of Indemnification Agreement entered into between Alphabet Inc., its affiliates and its directors and officers	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.02	◆	Offer Letter, dated March 20, 2015, between Ruth Porat and Google Inc.	Current Report on Form 8-K (File No. 001-36380)	March 26, 2015

Table of Contents	Alphabet Inc. and Google Inc.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.03	◆	Compensation Plan Agreement, dated October 2, 2015, between Google Inc. and Alphabet Inc.	Current Report on Form 8-K (File No. 000-36380) and Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.04	◆	Director Arrangements Agreement, dated October 2, 2015, between Google Inc. and Alphabet Inc.	Current Report on Form 8-K (File No. 000-36380) and Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.05	◆	Google Restricted Stock Unit Agreement, dated September 9, 2015, between Google Inc. and Omid Kordestani	Quarterly Report on Form 10-Q (File No. 001-36380)	October 29, 2015
10.06	◆	Google Inc. 2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	June 7, 2011
10.06.1	◆	Google Inc. 2004 Stock Plan-Form of Stock Option Agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005
10.06.2	◆	Google Inc. 2004 Stock Plan-Form of Restricted Stock Unit Agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005
10.06.3	◆	Google Inc. 2004 Stock Plan-Amendment to Stock Option Agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007
10.07	◆	Alphabet Inc. 2012 Stock Plan	Current Report on Form 8-K (File No. 333-00050726)	June 26, 2012
10.07.1	◆*	Alphabet Inc. 2012 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement
10.08	◆	Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan	Registration Statement on Form S-8 (File No. 333-181661)	May 24, 2012
10.09	◆	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan	Registration Statement on Form S-8 filed (File No. 333-167411)	June 9, 2010
10.10	◆	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008
12	*	Computation of Earnings to Fixed Charge Ratios
14.01		Code of Conduct of Alphabet Inc. dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
21.01	*	Subsidiaries of the Registrants
23.01	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.01	*	Certification of Chief Executive Officer of Alphabet Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer of Alphabet Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Table of Contents	Alphabet Inc. and Google Inc.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
31.03	*	Certification of Chief Executive Officer of Google Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.04	*	Certification of Chief Financial Officer of Google Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer of Alphabet Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	‡	Certifications of Chief Executive Officer and Chief Financial Officer of Google Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
_________________

◆	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.