Form 10-K/A
period 2015-12-31
Alphabet Inc.; GOOGLE INC.
filed 2016-03-29
CIK 1652044, 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

As of February 1, 2016, the following amounts were outstanding for Alphabet Inc. (the successor issuer pursuant to Rule 12g-3(a) under the Exchange Act as of October 2, 2015) (Alphabet): 292,580,627 shares of Alphabet’s Class A common stock; 50,199,837 shares of Alphabet’s Class B common stock; and 345,539,303 shares of Alphabet’s Class C capital stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Alphabet Inc. and Google Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2015

EXPLANATORY NOTE

On February 11, 2016, Alphabet Inc. (the “Company”) and Google Inc. (“Google”) filed their Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. However, in connection with a proposed registered offering on Form S-4, the Company is required to provide the previously omitted Part III information in order to satisfy Form S-4 requirements. Accordingly, this Amendment No. 1 (the “Amendment”) hereby amends and restates Part III, Items 10 through 14 of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. No other amendments are being made hereby to the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on February 11, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

Unless indicated otherwise, throughout this Amendment, we refer to the Company and its consolidated subsidiaries as “we,” “us,” and “our;” Alphabet Inc. and its subsidiaries as “Alphabet;” and Google Inc. and its subsidiaries as “Google.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of February 22, 2016 are set forth below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position

Larry Page	43	Chief Executive Officer, Alphabet, Co-Founder and Director

Sergey Brin	42	President, Alphabet, Co-Founder and Director

Eric E. Schmidt	60	Executive Chairman of the Board of Directors

L. John Doerr	64	Director

Diane B. Greene	60	Senior Vice President, Google, and Director

John L. Hennessy	63	Lead Independent Director

Ann Mather	55	Director

Alan R. Mulally	70	Director

Paul S. Otellini	65	Director

K. Ram Shriram	59	Director

Shirley M. Tilghman	69	Director

David C. Drummond	52	Senior Vice President, Corporate Development, Chief Legal Officer, and Secretary, Alphabet

Sundar Pichai	43	Chief Executive Officer, Google

Ruth M. Porat	58	Senior Vice President and Chief Financial Officer, Alphabet and Google

Larry Page, the Chief Executive Officer of Alphabet, was one of Google’s founders and has served as a member of our Board of Directors since its inception in September 1998, and as Google’s Chief Executive Officer from April 2011 to October 2015 (when he became the Chief Executive Officer of Alphabet). From July 2001 to April 2011, Larry served as Google’s President, Products. In addition, from September 1998 to July 2001, Larry served as Google’s Chief Executive Officer, and from September 1998 to July 2002, as Google’s Chief Financial Officer. Larry holds a Master of Science degree in computer science from Stanford University and a Bachelor of Science degree in engineering, with a concentration in computer engineering, from the University of Michigan.

Sergey Brin, President of Alphabet, was one of Google’s founders and has served as a member of our Board of Directors since its inception in September 1998. Previously, Sergey served as Google’s President, Technology and Co-Founder. In addition, from September 1998 to July 2001, Sergey served as Google’s President and Chairman of Google’s Board of Directors. Sergey holds a Master of Science degree in computer science from Stanford University and a Bachelor of Science degree with high honors in mathematics and computer science from the University of Maryland at College Park.

Eric E. Schmidt, Executive Chairman of the Board of Directors of Alphabet, has served as the Executive Chairman of our Board of Directors since April 2011 and as a member of our Board of Directors since March 2001. From July 2001 to April 2011, Eric served as Google’s Chief Executive Officer. He was the chairman of Google’s Board of Directors from March 2001 to April 2004, and again from April 2007 to April 2011. Prior to joining Google, from April 1997 to November 2001, Eric served as chairman of the Board of Directors of Novell, Inc., a computer networking company, and, from April 1997 to July 2001, as the Chief Executive Officer of Novell. From 1983 until March 1997, Eric held various positions at Sun Microsystems, Inc., a supplier of network computing solutions, including Chief Technology Officer from February 1994 to March 1997, and President of Sun Technology Enterprises from February 1991 until February 1994. Eric holds a Doctoral degree and a Master of Science degree in computer science from the University of California, Berkeley, and a Bachelor of Science degree in electrical engineering from Princeton University.

L. John Doerr has served as a member of our Board of Directors since May 1999. John has been a General Partner of Kleiner Perkins Caufield & Byers, a venture capital firm, since August 1980. John has also been a member of the board of directors of Amyris, Inc., a renewable products company, since May 2006, and serves on its nominating and governance committee; and Zynga, Inc., a provider of social game services, since April 2013. John holds a Master of Business Administration degree from Harvard Business School, and a Master of Science degree in electrical engineering and computer science, and a Bachelor of Science degree in electrical engineering from Rice University.

Diane B. Greene has served as a member of our Board of Directors since January 2012 and as a Senior Vice President of Google since December 2015. Diane has also been a member of the board of directors of Intuit Inc., a provider of business and financial management solutions, since August 2006 and serves on its audit and risk committee and nominating and corporate governance committee. Diane co-founded VMware, Inc., a virtualization software company, in 1998 and took the company public in 2007. She served as Chief Executive Officer and President of VMware from 1998 to 2008, as a member of the board of directors of VMware from 2007 to 2008, and as an Executive Vice President of EMC Corporation, a provider of information infrastructure and virtual infrastructure technologies, solutions and services, from 2005 to 2008. Prior to VMware, Diane held technical leadership positions at Silicon Graphics Inc., a provider of technical computing, storage and data center solutions, Tandem Computers, Inc., a manufacturer of computer systems, and Sybase Inc., an enterprise software and services company, and was Chief Executive Officer of VXtreme, Inc., a developer of streaming media solutions. Diane is also a member of The MIT Corporation, the governing body of the Massachusetts Institute of Technology. Diane holds a Master of Science degree in computer science from the University of California, Berkeley, a Master of Science degree in naval architecture from the Massachusetts Institute of Technology, and a Bachelor of Arts degree in mechanical engineering from the University of Vermont.

John L. Hennessy has served as a member of our Board of Directors since April 2004, and as Lead Independent Director since April 2007. John has served as the President of Stanford University since September 2000. John has also been a member of the board of directors of Cisco Systems, Inc., a networking equipment company, since January 2002, and serves on its nominating and governance committee and acquisition committee. He also serves as a trustee of the Gordon and Betty Moore Foundation. From 1994 to August 2000, John held various positions at Stanford, including Dean of the Stanford University School of Engineering and Chair of the Stanford University Department of Computer Science. John holds a Doctoral degree and a Master of Science degree in computer science from the State University of New York, Stony Brook, and a Bachelor of Science degree in electrical engineering from Villanova University. John has announced that he plans to resign from his position as the President of Stanford University in August 2016.

Ann Mather has served as a member of our Board of Directors since November 2005. Ann has also been a member of the board of directors of: Arista Networks, Inc., a computer networking company, since June 2013, and serves as chair of its audit committee; Glu Mobile Inc., a publisher of mobile games, since September 2005, and serves on its nominating and corporate governance committee; Netflix, Inc., a streaming media company, since July 2010, and serves as chair of its audit committee; and Shutterfly, Inc., an internet-based image publishing company, since May 2013 and serves on its audit committee. Ann has also been an independent trustee to the Dodge & Cox Funds board of trustees since May 2011. Ann was previously a director of MoneyGram International, Inc., a global payment services company, from May 2010 to May 2013, and Solazyme, Inc., a biotechnology company, from April 2011 to November 2014. From 1999 to 2004, Ann was Executive Vice President and Chief Financial Officer of Pixar, a computer animation film studio. Prior to her service at Pixar, Ann was Executive Vice President and Chief Financial Officer of Village Roadshow Pictures, the film production division of Village Roadshow Limited. Ann holds a Master of Arts degree from Cambridge University in England and is a chartered accountant.

Alan R. Mulally has served as a member of our Board of Directors since July 2014. Alan served as President and Chief Executive Officer of Ford Motor Company, a global automotive company, from September 2006 through June 2014. Alan was previously a member of the board of directors of Ford and served on its finance committee from September 2006 through June 2014. From March 2001 to September 2006, Alan served as Executive Vice President of the Boeing Company and President and Chief Executive Officer of Boeing Commercial Airplanes, Inc. He also was a member of the Boeing Executive Council. Prior to that time, he served as President of Boeing’s space and defense business. Alan served as co-chair of the Washington Competitiveness Council and sat on the advisory boards of NASA, the University of Washington, the University of Kansas, the Massachusetts Institute of Technology, and the U.S. Air Force Scientific Advisory Board. He is a member of the U.S. National Academy of Engineering and a fellow of England’s Royal Academy of Engineering. Alan holds a Bachelor of Science and Master of Science degrees in aeronautical and astronautical engineering from the University of Kansas, and a Master’s degree in Management from the Massachusetts Institute of Technology as a 1982 Alfred P. Sloan fellow.

Paul S. Otellini has served as a member of our Board of Directors since April 2004. Paul served as the Chief Executive Officer and President of Intel Corporation, a semiconductor manufacturing company, from May 2005 to May 2013, and as a member of its board of directors from 2002 to May 2013. He also served as Intel’s Chief Operating Officer from 2002 to May 2005. From 1974 to 2002, Paul held various positions at Intel, including Executive Vice President and General Manager, Intel Architecture Group, and Executive Vice President and General Manager, Sales and Marketing Group. Paul holds a Master of Business Administration degree from the University of California, Berkeley, and a Bachelor of Arts degree in economics from the University of San Francisco.

K. Ram Shriram has served as a member of our Board of Directors since September 1998. Ram has been a managing partner of Sherpalo Ventures, LLC, an angel venture investment company, since January 2000. From August 1998 to September 1999, Ram served as Vice President of Business Development at Amazon.com, Inc., an e-commerce company. Prior to that, Ram served as President at Junglee Corporation, a provider of database technology, which was acquired by Amazon.com in 1998. Ram was an early member of the executive team at Netscape Communications Corporation. Ram is also on the board of trustees of Stanford University. Ram holds a Bachelor of Science degree in mathematics from the University of Madras, India.

Shirley M. Tilghman has served as a member of our Board of Directors since October 2005. Shirley served as the President of Princeton University from June 2001 to June 2013. Shirley also serves as a trustee of the Institute for Advanced Study, Amherst College, the Advantage Testing Foundation, the Carnegie Endowment for International Peace, Leadership for a Diverse America, and the King Abdullah University of Science and Technology, as a fellow for Harvard College and as a director of the Broad Institute. From August 1986 to June 2001, she served as a Professor at Princeton University, and from August 1988 to June 2001, as an Investigator at Howard Hughes Medical Institute. In 1998, she took the role as founding director of Princeton’s multi-disciplinary Lewis-Sigler Institute for Integrative Genomics. Shirley holds a Doctoral degree in biochemistry from Temple University, and a Bachelor of Science degree with honors in chemistry from Queen’s University.

David C. Drummond, Senior Vice President, Corporate Development, Chief Legal Officer and Secretary of Alphabet, has previously served as Google’s Senior Vice President, Corporate Development from January 2006 to October 2015, as Google’s Chief Legal Officer from December 2006 to October 2015, and as Google’s Secretary from 2002 to October 2015. Previously, he served as Google’s Vice President, Corporate Development and General Counsel from February 2002 to December 2005. Prior to joining Google, from July 1999 to February 2002, David served as Chief Financial Officer of SmartForce, an educational software applications company. Prior to that, David was a partner at the law firm of Wilson Sonsini Goodrich & Rosati. David has been a member of the Board of Directors of KKR Management LLC, the general partner of KKR & Co. L.P., a private equity firm, since March 2014, and serves on its conflicts committee. David holds a Juris Doctor degree from Stanford University and a Bachelor of Arts degree in history from Santa Clara University.

Sundar Pichai, the Chief Executive Officer of Google, has previously served as Google’s Senior Vice President of Products from October 2014 to October 2015, and as Google’s Senior Vice President of Android, Chrome and Apps from March 2013 to October 2014. Since joining Google in April 2004, Sundar has held various positions, including Google’s Senior Vice President, Chrome and Apps; Senior Vice President, Chrome; and Vice President, Product Management. Prior to joining Google, Sundar worked in engineering and product management at Applied Materials, Inc., a semiconductor company, and in management consulting at McKinsey & Company, a management consulting firm. Sundar was previously a director of Jive Software, Inc., a provider of communication and collaboration solutions, from April 2011 to July 2013. Sundar holds a Master of Science degree in materials, science and engineering from Stanford University, a Master of Business Administration degree from The Wharton School of the University of Pennsylvania, and a Bachelor of Engineering degree with honors in metallurgical engineering from the Indian Institute of Technology Kharagpur.

Ruth M. Porat, Senior Vice President and Chief Financial Officer of Alphabet since October 2015 and also Senior Vice President and Chief Financial Officer of Google since May 2015. Prior to joining Google, she served as Executive Vice President and Chief Financial Officer of Morgan Stanley since January 2010. She previously served as Vice Chairman of Investment Banking from September 2003 to December 2009 and as Global Head of the Financial Institutions Group from September 2006 through December 2009. Ruth is Vice Chair of the Stanford University Board of Trustees, a Board Director at The Council on Foreign Relations and a member of the Advisory Council of the Hutchins Center on Fiscal and Monetary Policy at the Brookings Institution. Ruth holds a Bachelor of Arts degree from Stanford University, a Master of Business Administration degree with distinction from The Wharton School of the University of Pennsylvania and a Master of Science from the London School of Economics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than ten percent of our Class A and Class B common stock and our Class C capital stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during 2015, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below.

•	A late Form 4 report was filed for Patrick Pichette on June 12, 2015 to report the vesting of 305 Class A Google Stock Units (“GSUs”) and 305 Class C GSUs settled in shares of Class A common stock and Class C capital stock, respectively (of which 160 shares of each class were withheld to cover applicable taxes and 145 shares of each class were issued) on June 8, 2015.

•	Late Form 4 reports were filed for each of L. John Doerr, Diane B. Greene, John Hennessy, Ann Mather, Alan R. Mulally, K. Ram Shriram, and Shirley Tilghman on July 23, 2015 to report their respective non-employee director annual refresh grants (673 shares of Class C GSUs, except for Alan R. Mulally who received a prorated grant of 580 shares of Class C GSUs) awarded on July 1, 2015.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms provided to us, and the written representations of our directors, executive officers, and ten percent stockholders.

Corporate Governance and Board Matters

We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer), and employees, known as the Alphabet Code of Conduct. We have also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws, and charters of the standing committees of our Board of Directors, form the framework for our corporate governance. The Alphabet Code of Conduct and our Corporate Governance Guidelines are available on the Investor Relations section of our website at https://abc.xyz/investor/. We will post amendments to the Alphabet Code of Conduct or waivers of the Alphabet Code of Conduct for directors and executive officers on the same website.

Stockholders may request printed copies of the Alphabet Code of Conduct, the Corporate Governance Guidelines, and committee charters at no charge by sending inquiries to:

Investor Relations Alphabet Inc. 1600 Amphitheatre Parkway Mountain View, California 94043	Email: investor-relations@abc.xyz

Stockholder Recommendations and Nominees

Our Nominating and Corporate Governance Committee, a standing committee of our Board of Directors, considers properly submitted recommendations for candidates to our Board of Directors from stockholders. In evaluating such recommendations, the Nominating and Corporate Governance Committee seeks to achieve a balance of experience, knowledge, integrity, and capability on our Board of Directors and to address the membership criteria set forth under “Director Selection Process and Qualifications” on page 6. Any stockholder recommendations for consideration by the Nominating and Corporate Governance Committee should include the candidate’s name, biographical information, information regarding any relationships between the candidate and the Company within the last three years, at least three personal references, a statement of recommendation of the candidate from the stockholder, a description of our shares beneficially owned by the stockholder, a description of all arrangements between the candidate and the recommending stockholder and any other person pursuant to which the candidate is being recommended, a written indication of the candidate’s willingness to serve on our Board of Directors, any other information required to be provided under securities laws and regulations, and a written indication to provide such other information as the Nominating and Corporate

Governance Committee may reasonably request. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or otherwise. Stockholder recommendations to our Board of Directors should be sent to:

Alphabet Inc. Attn: Corporate Secretary 1600 Amphitheatre Parkway Mountain View, California 94043	Email: corporatesecretary@abc.xyz

In addition, our bylaws permit stockholders to nominate directors for consideration at an annual meeting.

Director Selection Process and Qualifications

Our Nominating and Corporate Governance Committee will evaluate and recommend candidates for membership on our Board of Directors consistent with criteria established by our Board of Directors in our policy with regard to the selection of director nominees. Pursuant to this policy, the Nominating and Corporate Governance Committee screens candidates and evaluates the qualifications of the persons nominated by or recommended by our stockholders. The Nominating and Corporate Governance Committee recommends director nominees who are ultimately approved by the full Board of Directors.

Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating nominees for directors. Our Nominating and Corporate Governance Committee regularly assesses the appropriate size and composition of the Board of Directors, the needs of the Board of Directors and the respective committees of the Board of Directors, and the qualifications of candidates in light of these needs. Candidates may come to the attention of the Nominating and Corporate Governance Committee through stockholders, management, current members of the Board of Directors, or search firms. The evaluation of these candidates may be based solely upon information provided to the committee or may also include discussions with persons familiar with the candidate, an interview of the candidate, or other actions the Nominating and Corporate Governance Committee deems appropriate, including the use of third parties to review candidates. The Nominating and Corporate Governance committee may, at Alphabet’s expense, retain search firms, consultants, and other advisors to identify, screen, and/or evaluate candidates.

When considering a potential non-incumbent candidate, the Nominating and Corporate Governance Committee will factor into its determination the following qualities, among others: integrity, professional reputation and strength of character, educational background, knowledge of our business, diversity of professional experience, including whether the person is a current or former chief executive officer or chief financial officer of a public company or the head of a division of a large international organization, and ability to represent the best interests of our stockholders and to provide practical insights and diverse perspectives. Additionally, due to the global and complex nature of our business, our Board of Directors believes it is important to consider diversity of race, ethnicity, gender, age, education, cultural background, and professional experiences in evaluating board candidates, although our policy does not prescribe specific standards for diversity. Candidates also are evaluated in light of our other policies, such as those relating to independence and service on other boards, as well as considerations relating to the size, structure, and needs of our Board of Directors. As part of its consideration of director succession, our Board of Directors and the Nominating and Corporate Governance Committee monitor whether the directors as a group meet the criteria for the composition of the Board of Directors, including overall diversity of perspective and experience.

Our Board of Directors is composed of a diverse group of leaders in their respective fields. Many of the current directors have senior leadership experience at major domestic and international companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, leadership development, and international business experience. Most of our directors also have experience serving on boards of directors and board committees of other public companies, and have an understanding of corporate governance practices and trends, different business processes, challenges, and strategies. Other directors have experience as presidents or trustees of significant academic, research, and philanthropic institutions, which brings unique perspectives to the Board of Directors. Further, our directors also have other experience that makes them valuable members, such as entrepreneurial experience and experience developing technology or managing technology companies, which provides insight into strategic and operational issues faced by us.

The Nominating and Corporate Governance Committee and the Board of Directors believe that the above-mentioned attributes, along with the leadership skills and other experiences of our board members described below, provide us with a diverse range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Larry Page	•	Business leadership, operational experience, and experience developing technology as co-founder of Google and Chief Executive Officer of Alphabet.
	•	In-depth knowledge of the technology sector and experience in developing transformative business models.

Sergey Brin	•	Business leadership, operational experience, and experience developing technology as co-founder of Google and President of Alphabet.
	•	In-depth knowledge of the technology sector and experience in developing transformative business models.

Eric E. Schmidt	•	Global business leadership as former Chief Executive Officer of Google and former chairman and Chief Executive Officer of Novell, Inc.
	•	Outside board experience as a director of Novell, Inc., Apple Inc., and Siebel Systems, Inc.
	•	Experience developing technology as former chief technology officer at Sun Microsystems, Inc. and a former member of the research staff at Xerox Palo Alto Research Center.

L. John Doerr	•	Global business leadership as a general partner of Kleiner Perkins Caufield & Byers.
	•	Extensive financial and investment expertise as a venture capitalist.
	•	In-depth knowledge of the technology sector and visionary in the industry.
	•	Outside board experience as a director of Amazon.com, Inc., Amyris, Inc., and Zynga, Inc.

Diane B. Greene	•	Global business and entrepreneurial leadership as a co-founder and former Chief Executive Officer and President of VMware, Inc.
	•	Extensive financial and management expertise as former Chief Executive Officer of a public company.
	•	In-depth knowledge of cloud computing and software-as-a-service business.
	•	Outside board experience as a director of Intuit Inc. and VMware, Inc.

John L. Hennessy	•	Leadership and management experience as President of Stanford University.
	•	Outside board experience as a director of Cisco Systems, Inc. and Atheros Communications, Inc.
	•	Experience developing technology businesses as co-founder of MIPS Technologies, Inc. and Atheros Communications, Inc., and chief architect of Silicon Graphics Computer Systems, Inc.

Ann Mather	•	Global business leadership as former Executive Vice President and Chief Financial Officer of Pixar.
	•	Knowledge of complex global financial and business matters.
	•	Outside board experience as a director of Arista Networks, Inc., Central European Media Enterprises Group, Glu Mobile Inc., Netflix, Inc., Shutterfly, Inc., and Solazyme, Inc.

Alan R. Mulally	•	Global business leadership and extensive financial and management expertise as former President and Chief Executive Officer of Ford Motor Company and former Executive Vice President of the Boeing Company.
	•	Outside board experience as a director of Ford Motor Company and an advisory board member of NASA, the University of Washington, the University of Kansas, the Massachusetts Institute of Technology, and the U.S. Air Force Scientific Advisory Board.

Paul S. Otellini	•	Global business leadership as former President and Chief Executive Officer of Intel Corporation.
	•	Valuable experience in addressing issues ranging from corporate strategy, operational excellence, governance, and sales and marketing.
	•	In-depth knowledge of the technology sector.
	•	Outside board experience as a director of Intel Corporation.

K. Ram Shriram	•	Global business leadership as founder and managing partner of Sherpalo Ventures, former Vice President of Business Development at Amazon.com, Inc., President of Junglee Corporation, and member of the executive team of Netscape Communications Corporation.
	•	Extensive financial and investment expertise as a venture capitalist.
	•	Experience as a trustee of Stanford University.
	•	Outside board experience as a director of several private companies.

Shirley M. Tilghman	•	Leadership and management experience as former President of Princeton University.
	•	Valuable organizational and operational management skills.
	•	Experience as a trustee of Institute for Advanced Study, Advantage Testing Foundation, Amherst College, Leadership for a Diverse America, Carnegie Endowment for International Peace, and the King Abdullah University of Science and Technology, as a director of the Broad Institute.

Audit Committee

The main function of our Audit Committee, a standing committee of our Board of Directors, is to oversee our accounting and financial reporting processes. The Audit Committee’s responsibilities include:

•	Selecting and hiring our independent auditors.

•	Approving the audit and non-audit services to be performed by our independent auditors.

•	Evaluating the qualifications, performance, and independence of our independent auditors.

•	Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters.

•	Reviewing the design, implementation, adequacy, and effectiveness of our internal controls and our critical accounting policies.

•	Reviewing with management our annual audited financial statements, quarterly financial statements, earnings announcements, and other public announcements regarding our results of operations.

•	Reviewing regulatory filings with management and our independent auditors.

•	Preparing any report the SEC requires for inclusion in our annual proxy statement.

•	Reviewing and approving related party transactions.

•	Establishing and overseeing processes and procedures for the receipt, retention, and treatment of complaints and employee submissions about accounting, internal accounting controls, or audit matters.

During 2015, the Audit Committee held ten meetings and acted by unanimous written/electronic consent five times. Our Audit Committee currently comprises L. John Doerr, Ann Mather (Chair), and Alan R. Mulally, each of whom is a non-employee member of our Board of Directors. Our Board of Directors has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the SEC and the Listing Rules of the NASDAQ Stock Market (NASDAQ).

The Board of Directors has determined that, based on her professional qualifications and experience described above, Ann Mather is an audit committee financial expert as defined under the rules of the SEC, and that each member of the Audit Committee is able to read and understand fundamental financial statements as required by the Listing Rules of NASDAQ.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview

Our Compensation Discussion and Analysis (CD&A) includes a detailed discussion of compensation for seven named executive officers during the fiscal year ended December 31, 2015:

Larry Page	Chief Executive Officer (CEO), Alphabet and Co-Founder

Sergey Brin	President, Alphabet and Co-Founder

Eric E. Schmidt	Executive Chairman of the Board of Directors (Executive Chairman)

Sundar Pichai	Chief Executive Officer, Google as of October 2, 2015 (previously Senior Vice President, Products of Google)

Ruth M. Porat	Senior Vice President and Chief Financial Officer (CFO), Alphabet as of October 2, 2015, and Google as of May 26, 2015

Patrick Pichette	Senior Vice President and Chief Financial Officer (CFO), Google until May 26, 2015

Omid Kordestani	Senior Vice President and Chief Business Officer, Google through October 1, 2015

The CD&A is organized into five sections:

•	Section 1—Executive Summary

•	Section 2—Elements of Pay

•	Section 3—Determining Competitive Levels of Pay

•	Section 4—Pay Mix, Magnitude, and Leverage

•	Section 5—Other Compensation Information

Section 1—Executive Summary

We designed our compensation programs for our Alphabet and Google employees, including our named executive officers, to support three goals:

•	Attract and retain the world’s best talent

•	Support our culture of innovation and performance

•	Align employee and stockholder interests

We pay employees competitively compared to other opportunities they might have in the market. We also offer competitive benefits to promote the health and happiness of our employees, provide unique perks that make life and work more convenient, design compelling job opportunities aligned with our mission, and create a fun and energizing work environment.

We believe deeply in paying for performance. Therefore, a portion of compensation is tied to performance for all employees. The proportion of overall pay tied to performance is higher for employees at more senior levels in the organization, reflecting their opportunity for higher impact on company performance.

We use equity awards to align employee and stockholder interests. We require most of our senior executives to maintain holdings of Alphabet stock. See Section 5 of this CD&A for a description of our stock ownership requirements.

Larry and Sergey have voluntarily elected to only receive nominal cash compensation. As significant stockholders, a large portion of their personal wealth is tied directly to Alphabet’s stock price performance, which provides direct alignment with stockholder interests.

In addition to compensation practices, the Leadership Development and Compensation Committee regularly reviews and provides guidance to Alphabet’s organizational decisions as laid out in its charter (available at https://abc.xyz/investor/other/board.html#leadership-committee).

Section 2—Elements of Pay

In 2015, we offered base salary and equity awards to our named executive officers. Eric also received a cash bonus award.

In March 2015, the Leadership Development and Compensation Committee made changes to the compensation structure for Alphabet’s executive officers. Beginning in 2016, executive officers will no longer receive cash bonuses and will receive all variable pay through equity awards. See “Cash Incentives” and “Equity” under Section 4 of the CD&A for additional details.

Base Salary

We use salary to provide employees, including our named executive officers, a steady income in line with their skills, experiences, and job opportunities available to them outside of Alphabet.

Upon reviewing the pay practices of our talent competitors and the compensation preferences of our employees, we continue to believe that competitive salaries are important for attracting and retaining great talent.

Equity Awards

We reinforce management’s focus on long-term stockholder value and commitment to the company through equity compensation programs that include the following features:

•	Biennial equity awards—Standard equity awards to our named executive officers are made only in even-numbered years. Granting less frequently allows us to incorporate longer performance periods into our equity decisions and encourages executives to take a long-term view of the business.

•	Minimum stock ownership requirements—We require minimum stock ownership as follows: (i) Larry, Sergey and Eric shall each own shares of Alphabet common stock worth at least $14.0 million; (ii) Sundar and each executive officer shall own shares of Alphabet common stock worth at least $4.0 million; and (iii) each member of our Board of Directors shall own shares of Alphabet common stock worth at least $750,000.

In 2015, we did not grant regular biennial equity awards to our named executive officers.

Role of Company Performance

The Leadership Development and Compensation Committee holds our named executive officers accountable for Alphabet’s company-wide performance (including Alphabet’s financial and operational performance and progress against company-wide strategic goals) and bases a portion of their compensation on such performance. We use company performance as an input in deciding each named executive officer’s equity awards.

Role of Individual Performance

The company-wide operational, strategic, and financial goals we set at the beginning of the year serve as the foundation for the personal goals set by each employee (in partnership with their manager). Managers review the performance of employees against these goals annually.

For our named executive officers, Larry assesses their performance against each officer’s goals. While informed by objective goals, Larry’s assessments are subjective, considering a complete picture of the named executive officer’s accomplishments. The Leadership Development and Compensation Committee discusses these appraisals with Larry when reviewing proposed equity awards for each named executive officer.

Section 3—Determining Competitive Levels of Pay

Our executive compensation decisions are informed by market data in addition to reviews of individual roles and performance. We use peer group data to obtain a compensation benchmark for our named executive officers in their current roles by reviewing the data reported in our peer companies’ SEC filings.

In 2015, we considered peers to be companies that met at least three of the following criteria:

•	High-technology or media company

•	Key talent competitor

•	High-growth, with a minimum of 50% of Alphabet’s revenue and/or headcount growth over the previous two-year period

•	$10 billion or more in annual revenue

•	$50 billion or more in market capitalization

Based on these criteria, the Leadership Development and Compensation Committee selected the following companies as peer companies for 2015:

Amazon.com, Inc.	Hewlett-Packard Company	Oracle Corporation

Apple Inc.	Intel Corporation	Qualcomm, Inc.

Cisco Systems, Inc.	International Business Machines Corporation	The Walt Disney Company

eBay, Inc.	Microsoft Corporation	Yahoo! Inc.

Facebook, Inc.

Overall, we retained the same peer group in 2015 as in 2014.

When appropriate, we supplement publicly available data with relevant published survey sources, including surveys from Radford and Towers Watson. In addition, we consider job opportunities available to our named executive officers if they were to leave Alphabet. Therefore, we also assess compensation levels for our named executive officers against comparable roles at other S&P 500 companies and potential equity opportunities at startup organizations.

The Leadership Development and Compensation Committee does not utilize the services of an outside compensation consultant to assess pay levels.

Role of Management in Determining Compensation

Annually, Larry and the Leadership Development and Compensation Committee review our executive compensation practices against our market targets and benchmark data. Larry then makes compensation recommendations to the Leadership Development and Compensation Committee for our named executive officers, other than himself. Any changes to pay practices for our named executive officers must be approved by the Leadership Development and Compensation Committee before implementation.

Say-on-Pay

We hold our say-on-pay votes every three years. We will hold both our next say-on-pay vote and advisory vote on the frequency of say-on-pay votes (commonly known as a “say-when-on-pay” vote) at the 2017 Annual Meeting of Stockholders. The Leadership Development and Compensation Committee annually reevaluates our compensation practices to determine how they might be improved.

Section 4—Pay Mix, Magnitude, and Leverage

Pay Mix

Our named executive officers receive the majority of their pay from equity compensation, consistent with market benchmarks. As our biennial grants are made in even-numbered years, the value of equity compensation is not fully demonstrated in the 2015 pay mix, with the exception of Sundar and Ruth, who received special one-time equity awards in 2015 (see “Equity” section below for further details). Larry and Sergey declined to receive performance-based compensation.

The table below shows 2015 pay mix details, including salaries, actual bonuses, and the fair value of equity awards made in 2015. The table does not include any other compensation disclosed in the “All Other Compensation” column of our Summary Compensation Table.

2015 ACTUAL COMPENSATION

Name	Title	Salary (%)	Bonus (%)	Equity (%)
Larry Page	Chief Executive Officer, Alphabet	100	N/A	N/A
Sergey Brin	President, Alphabet	100	N/A	N/A
Eric E. Schmidt	Executive Chairman, Alphabet	17	83	N/A
Sundar Pichai	Chief Executive Officer, Google	1	N/A	99
Ruth Porat	Senior Vice President and Chief Financial Officer	1	17	82
Patrick Pichette	Advisor; Former Senior Vice President and Chief Financial Officer	100	N/A	N/A
Omid Kordestani	Former Senior Vice President and Chief Business Officer	100	N/A	N/A

Base Salary

We set salaries for our named executive officers based on their responsibilities and trends we observe in the market (see Section 3 of this CD&A, “Determining Competitive Levels of Pay” for further details). We review salaries at least once a year and adjust them as needed.

In 2004, Larry and Sergey asked that their salaries each be reduced to $1 per year. Since 2005, the Leadership Development and Compensation Committee has offered them market-competitive salaries annually. For 2015, Larry and Sergey once again declined our salary offers and therefore receive salaries of $1 each.

In 2015, Larry reviewed the market benchmarks for our other named executive officers and recommended that we hold salaries constant at 2014 levels. Based on this assessment, the Leadership Development and Compensation Committee decided to maintain salaries for our named executive officers (other than Larry, Sergey, and Eric) at $650,000.

We set Eric’s salary at a higher level than our other named executive officers based on market benchmarks for the Executive Chairman role. Since transitioning to his current role as Executive Chairman in 2011, Eric has received a salary of $1.25 million, which we maintained in 2015.

Cash Incentives

In March 2015, the Leadership Development and Compensation Committee changed the compensation structure for Alphabet’s executive officers. The new structure eliminates annual cash bonuses beginning in 2016 (for the 2015 performance year), shifting to only salary and biennial equity grants. This change does not apply to Larry, Sergey, and Eric, who were each still eligible to receive annual cash bonuses in respect of their performance in 2015.

Of our named executive officers, only Eric received an annual cash bonus based on his performance in 2015. Eric’s bonus target was 400% of his salary with annual payments that can range from zero to a maximum of $6.0 million. Given Eric’s contributions leading our Board of Directors and managing complex stakeholder relationships during 2015, the Leadership Development and Compensation Committee approved a cash bonus of $6.0 million, equal to each of Eric’s last four annual bonuses. The Leadership Development and Compensation Committee offered Larry and Sergey cash bonuses in recognition of their performance in 2015; however, they declined to receive the bonuses.

The Leadership Development and Compensation Committee may also pay other discretionary bonuses unrelated to our annual cash bonus program. In May 2015, Ruth Porat joined us as CFO. As an inducement, we paid Ruth a sign-on bonus of $5.0 million in 2015. The award is shown in the table below as well as in the Summary Compensation Table under the “Bonus” column.

Name	Annual Bonus Program (in millions) ($)	Sign-On Bonus (in millions) ($)	Total 2015 Bonus (in millions) ($)
Larry Page	—	—	—
Sergey Brin	—	—	—
Eric E. Schmidt	6.0	—	6.0
Sundar Pichai	—	—	—
Ruth Porat	—	5.0	5.0
Patrick Pichette	—	—	—
Omid Kordestani	—	—	—

Equity

Our current practice is to grant GSUs as equity awards to employees. We do not grant any other equity vehicles at this time, although our practice may change in the future. Equity awards to our named executive officers (other than Larry, Sergey, and Eric) are generally granted biennially and vest over four years. Eric’s award is intended to be granted every four years, and vests quarterly over four years.

In March 2015, the Leadership Development and Compensation Committee changed the equity vesting schedule for biennial equity grants to Alphabet’s executive officers. Future biennial equity grants will vest quarterly over a four-year period.

In January 2015, the Leadership Development and Compensation Committee granted a $100.0 million equity award to Sundar in recognition of his performance and increased responsibilities as the leader of all Google’s technical product areas. In January 2016, following his promotion to Chief Executive Officer of Google, the Leadership Development and Compensation Committee granted a $209.0 million biennial equity award to Sundar, which vests over four years.

The Leadership Development and Compensation Committee views Sundar’s retention as critical to Google’s success, as demonstrated by his promotion to CEO in October 2015, and believes that this level of compensation is representative of his value and the opportunities available to him outside of Alphabet.

In June 2015, the Leadership Development and Compensation Committee granted a $25.0 million equity award to Ruth upon hire. The Leadership Development and Compensation Committee believes this award will deliver equity compensation commensurate with the responsibilities of the CFO role until biennial equity awards granted to executive officers in 2016 begin to vest.

Upon Patrick and Omid’s respective departures, all of their outstanding equity was cancelled and we made cash payments equal to the value of their unvested biennial equity grants, prorated for the time between the grant date and the cancellation date. The payments equaled $56.2 million to Patrick and $16.3 million to Omid.

Larry and Sergey did not hold any stock options, GSUs, or other contingent stock rights at the end of 2015. The Leadership Development and Compensation Committee will continue to review their compensation on an ongoing basis and may recommend future equity awards.

Section 5—Other Compensation Information

The first four sections of this CD&A describe how we think about compensation and how that affects our pay practices. Other compensation-related details that may be important considerations for our investors are discussed below.

Risk Considerations

The Leadership Development and Compensation Committee reviewed our compensation programs for employees and concluded that these programs do not create risks that are reasonably likely to have a material adverse effect on the company.

The Leadership Development and Compensation Committee believes that the design of our annual and long-term incentives focuses performance on long-term value creation and discourages short-term risks at the expense of long-term results. A substantial portion of employees’ compensation is delivered in the form of equity awards, further aligning their interests with those of stockholders.

The Leadership Development and Compensation Committee believes that the following risk oversight and compensation design features safeguard against excessive risk-taking:

•	The Board of Directors as a whole has responsibility for risk oversight, regularly reviewing reports on the deliberations of Board committees. In addition, the Board reviews the strategic, financial, and execution risks and exposures associated with the financial, operational, and capital decisions that serve as inputs to our compensation programs.

•	The majority of compensation provided to our named executive officers is performance-based. Our named executive officers are motivated to carefully assess risks to protect their compensation.

•	Through discussions with Larry, the Leadership Development and Compensation Committee gains insight into a reasonable range of future company performance expectations. The information is incorporated into decisions regarding equity awards to our named executive officers.

•	Given that equity compensation comprises a high percentage of our named executive officers’ overall pay:

•	Our equity awards are subject to vesting conditions that mitigate the potential for decisions that benefit short-term results but that may not be consistent with our long-term interests.

•	Equity awards typically vest over a four-year period to ensure our named executive officers have significant value tied to long-term stock price performance.

•	Our named executive officers are subject to minimum stock ownership guidelines. This ensures that each named executive officer will hold a significant amount of our equity to further align his or her interests with those of our stockholders over the long term.

•	We prohibit all speculative and hedging transactions involving our securities. As a result, our named executive officers cannot insulate themselves from the effects of poor stock price performance.

•	We have internal controls over financial reporting, the measurement and calculation of performance relative to goals, and other financial, operational, and compliance policies and practices designed to protect our compensation programs from manipulation by any employee.

Timing of Equity Award Grants

The effective grant date for all equity awards to employees, members of our Board of Directors, and non-employee advisors is the first Wednesday of the month following the date on which the equity award is approved by the Leadership Development and Compensation Committee, unless otherwise specified by our Board of Directors or the Leadership Development and Compensation Committee.

The Leadership Development and Compensation Committee does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information based on equity award grant dates.

Minimum Stock Ownership Guidelines

To align our named executive officers’ and directors’ interests with those of our stockholders, the Board of Directors has instituted minimum stock ownership requirements under our Corporate Governance Guidelines.

Our current stock ownership guidelines are: (i) Larry, Sergey and Eric shall each own Alphabet stock worth at least $14.0 million; (ii) Sundar and each executive officer shall own Alphabet stock worth at least $4.0 million; and (iii) each director shall own Alphabet stock worth at least $750,000.

Executive officers have five years from hire or promotion to the Senior Vice President level to comply with the stock ownership requirements. Each director has five years from the time he or she becomes a director to comply with these ownership requirements.

All of our named executive officers and directors either met the applicable minimum stock ownership guidelines as of December 31, 2015 or were within the time period noted above to come into compliance with these requirements.

Transactions in Company Securities

Our insider trading policy prohibits employees and directors from engaging in any speculative or hedging transactions in our securities. We prohibit hedging transactions such as puts, calls, collars, swaps, forward sale contracts, exchange funds, and similar arrangements or instruments designed to hedge or offset decreases in the market value of Alphabet’s securities. No employee or director may engage in short sales of Alphabet securities, hold Alphabet securities in a margin account, or pledge Alphabet securities as collateral for a loan.

Post-Employment and Change in Control Payments

We have no agreements with our named executive officers that provide for additional or accelerated compensation upon termination of the executive’s employment or a change in control of Alphabet, except as set forth below.

Upon a change in control of Alphabet and, unless our Board of Directors or Leadership Development and Compensation Committee determines otherwise, if the successor corporation does not assume or substitute the equity awards held by our employees, including our named executive officers, all unvested stock options and unvested GSUs will fully vest.

The table below shows our estimates of the value each of our named executive officers would have received if their unvested stock options and unvested GSUs as of December 31, 2015 had become fully vested as a result of a change in control.

The estimated benefit amount of unvested stock options was calculated by multiplying the number of unvested stock options by the excess of the closing prices of our Class A common stock or Class C capital stock on December 31, 2015, which were $778.01 per share and $758.88 per share, respectively, over the exercise price of the option. The estimated benefit amount of unvested GSUs was calculated by multiplying the number of unvested GSUs by the closing price of our Class A common stock or Class C capital stock on December 31, 2015, which were $778.01 per share and $758.88 per share, respectively.

Name	Number of Unvested Options at December 31, 2015 (#)	Estimated Benefit of Unvested Options at December 31, 2015 ($)	Number of Unvested GSUs at December 31, 2015 (#)	Estimated Benefit of Unvested GSUs at December 31, 2015 ($)	Total Estimated Benefit ($)
Larry Page	—	—	—	—	—
Sergey Brin	—	—	—	—	—
Eric E. Schmidt	—	—	142,776	109,715,503	109,715,503
Sundar Pichai	—	—	643,098	489,000,887	489,000,887
Ruth Porat	—	—	37,094	28,149,895	28,149,895
Patrick Pichette	—	—	—	—	—
Omid Kordestani	—	—	—	—	—

Deductibility of Executive Compensation

Section 162(m) of the Code may preclude us from deducting certain compensation in excess of $1.0 million per year to our named executive officers, unless such compensation meets the requirements of “qualified performance-based compensation” under Section 162(m). Eric’s annual cash bonus for the 2015 fiscal year does not meet the requirements of “qualified performance-based compensation.” Therefore, this bonus will not be deductible for federal income tax purposes to the extent that it, when combined with other 2015 compensation for the applicable named executive officer that does not meet such requirements (e.g., base salary, GSUs that vested and were settled in 2015), exceeds $1.0 million.

Perquisites and Other Benefits

Like all employees, our named executive officers are eligible to participate in various employee benefit plans, including medical, dental, and vision care plans, flexible spending accounts for health and dependent care, life, accidental death and dismemberment, disability, and travel insurance, survivor income benefit, employee assistance programs (e.g., confidential counseling), and paid time off. We also paid life insurance premiums for all employees (other than Larry and Sergey).

In addition, we maintain a tax qualified 401(k) retirement savings plan with both pre-tax and after-tax Roth savings features for eligible employees, including our named executive officers. In 2015, we provided a company match equal to the greater of 100% of contributions up to $3,000, or 50% of the maximum contribution under the Code ($18,000) for a maximum match of $9,000, per employee (other than Larry and Sergey). Our company match is fully vested at the time of contribution. Participants are not taxed on their pre-tax contributions or earnings on those contributions until distribution, but pre-tax contributions and all company matching contributions are deductible by us when made. Participants are taxed on their after-tax Roth contributions, and all company matching contributions and after-tax Roth contributions are deductible by us when made.

In 2015, we paid for personal security for Eric and incremental costs related to the personal use of non-commercial aircraft for Eric, Sundar, Ruth, and Omid. Pursuant to our Non-Commercial Aircraft Policy, named executive officers and their guests may use company aircraft with appropriate approvals and pay tax on any associated imputed income.

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan for most of our U.S.-based employees. As CFOs, both Ruth and Patrick were ineligible to participate in the deferred compensation plan. The plan allows participants to defer up to 100% of their bonus for a period of three, four, or five years, subject to certain exceptions. The deferred compensation plan is unfunded and unsecured, and participation is voluntary. We do not provide any matching contributions to the deferred compensation plan.

In 2015, Eric was the only named executive officer to defer his bonus under this plan. See the Non-Qualified Deferred Compensation table on page 21 for further information regarding Eric’s bonus deferral.

No Additional Executive Benefit Plans

Since we do not generally differentiate the benefits we offer our named executive officers from the benefits we offer other employees, we do not maintain any benefit plans that cover only select named executive officers. We also do not maintain any executive retirement programs such as executive pension plans or supplemental executive retirement plans.

Leadership Development and Compensation Committee Report

The Leadership Development and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Leadership Development and Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our proxy statement for the 2016 Annual Meeting of Stockholders.

LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE

Paul S. Otellini, Chair

K. Ram Shriram

2015 Summary Compensation Table

The following table sets forth information regarding the compensation paid to, or earned by, our named executive officers for the fiscal year ended December 31, 2015.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)(2)		Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)		Total ($)
Larry Page(5)	2015	1		—		—	—	—	—	—		1
Chief Executive Officer, Alphabet	2014	1		—		—	—	—	—	—		1
	2013	1		—		—	—	—	—	—		1

Sergey Brin(5)	2015	1		—		—	—	—	—	—		1
President, Alphabet	2014	1		—		—	—	—	—	—		1
	2013	1		—		—	—	—	—	—		1

Eric E. Schmidt	2015	1,254,808		6,000,000		—	—	—	—	783,370	(6)	8,038,178
Executive Chairman, Alphabet	2014	1,250,000		6,000,000		100,443,838	—	—	—	996,934		108,690,772
	2013	1,250,000		6,000,000		11,365,184	—	—	—	708,196		19,323,380

Sundar Pichai	2015	652,500		—		99,829,142	—	—	—	22,935		100,504,577
Chief Executive Officer, Google

Ruth Porat	2015	395,000	(7)	5,000,000	(8)	25,052,554	—	—	—	548,921	(9)	30,996,475
Senior Vice President and Chief Financial Officer

Patrick Pichette	2015	322,501	(10)	—		—	—	—	—	56,220,725	(11)	56,543,226
Advisor; Former Senior	2014	650,000		3,000,000		40,092,200	—	—	—	15,284		43,757,484
Vice President and Chief Financial Officer	2013	650,000		3,000,000		1,489,917	—	—	—	13,159		5,153,076

Omid Kordestani	2015	487,500	(12)	—		—	—	—	—	16,400,492	(13)	16,887,992
Former Senior Vice President and Chief Business Officer	2014	237,500		6,500,000		123,153,001	—	—	—	12,551		129,903,052

(1)	Salaries reflect amounts earned by the named executive officers in the relevant fiscal year. Includes amounts deferred pursuant to Section 401(k) of the Code.
(2)	The amounts in the Bonus column consist of the annual cash bonuses paid to named executive officers for performance in the relevant fiscal year. Includes amounts deferred pursuant to Section 401(k) of the Code. For Eric, also includes amounts deferred pursuant to our non-qualified deferred compensation plan.
(3)	Amounts reflect the aggregate grant date fair value of GSUs computed in accordance with FASB ASC Topic 718 and are not necessarily an indication of actual gains from previously granted equity awards. The grant date fair value of each GSU award is measured based on the closing price of our Class A common stock or Class C capital stock, as applicable, on the date of grant.

(4)	All other compensation generally consists of the Company’s 401(k) company match of up to $9,000, life insurance premiums paid by the Company for the benefit of the named executive officer, personal use of company aircraft, and the market value of a holiday gift given to each employee, net of tax withholding, unless otherwise noted. The aggregate incremental cost of personal use of the company aircraft is calculated based on a cost-per-flight-hour charge developed by a nationally recognized and independent service. The charge reflects the direct operating cost of the aircraft, including fuel, additives and lubricants, an allocable allowance for airframe, engine and APU maintenance and restoration, crew travel expenses, on board catering, and trip-related landing/hangar/ramp fees and parking costs. This charge does not include any fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries, home hanger expenses, and general taxes and insurance.
(5)	Larry and Sergey each receive $1 in base salary and do not participate in our cash bonus program or our equity programs.
(6)	Includes $359,581 for personal security and $395,385 for personal use of aircraft chartered by the Company.
(7)	Ruth’s base salary is prorated for service between May 26, 2015 and December 31, 2015.
(8)	Reflects a $5,000,000 sign-on bonus.
(9)	Includes $535,747 for relocation assistance, including a tax gross-up of $258,893, and a $7,500 relocation-related bonus.
(10)	Patrick’s base salary is prorated for service between January 1, 2015 and May 26, 2015.
(11)	Includes a $56,208,902 cash payment, made upon Patrick’s departure, following the cancellation of his outstanding and unvested equity grants.
(12)	Omid’s base salary is prorated for service between January 1, 2015 and October 1, 2015.
(13)	Includes a $16,309,118 cash payment, made upon Omid’s departure, following the cancellation of his outstanding and unvested equity grants.

Grants of Plan-Based Awards in 2015

The following table provides information regarding the amount of equity awards granted in 2015 for each of the named executive officers.

Equity Grants(1)
Name	Grant Date	Date of Approval of Equity Awards by Committee	All Other Stock Awards: Number of Stock Shares or Units (#)		Grant Date Fair Value of Stock Awards ($)
Larry Page	—	—	—		—
Sergey Brin	—	—	—		—
Eric E. Schmidt	—	—	—		—
Sundar Pichai	1/7/2015	10/22/2014	199,220	(2)	99,829,142
Ruth Porat	6/3/2015	3/20/2015	46,367	(3)	25,052,554
Patrick Pichette	—	—	—		—
Omid Kordestani	—	—	—		—

(1)	Stock awards (GSUs) are shown at their aggregate grant date fair value in accordance with FASB ASC Topic 718. The fair value of each GSU award is measured based on the closing price of our Class C capital stock on the date of grant.
(2)	The exact number of GSUs comprising the equity award was calculated by dividing the target GSU grant value by the closing price of our Class C capital stock on January 6, 2015, rounding to the nearest whole share number.
(3)	The exact number of GSUs comprising the equity award was calculated by dividing the target GSU grant value by the closing price of our Class C capital stock on June 2, 2015, rounding to the nearest whole share number.

Description of Plan-Based Awards

The GSUs granted to Sundar and Ruth in fiscal year 2015 were granted under the 2012 Stock Plan and are governed by the terms of the 2012 Stock Plan and the applicable award agreements. See footnotes to the Outstanding Equity Awards at 2015 Fiscal Year-End table below for a description of the vesting schedule of the GSUs reported in the Grant of Plan-Based Awards in 2015 table above.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information on the current holdings of stock options and unvested GSUs by our named executive officers at December 31, 2015.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price(1) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Larry Page	—		—	—	—	—	—	—
Sergey Brin	—		—	—	—	—	—	—
Eric E. Schmidt	2/5/2014	(3)	—	—	—	—	71,388	55,540,578
	2/5/2014	(3)	—	—	—	—	71,388	54,174,925
	2/2/2011		181,840	—	306.61	2/2/2021	—	—
	2/2/2011		181,840	—	305.39	2/2/2021	—	—
Sundar Pichai	1/7/2015	(4)	—	—	—	—	99,610	75,592,037
	8/6/2014	(5)	—	—	—	—	353,939	268,597,228
	8/6/2014	(6)	—	—	—	—	88,485	67,149,497
	5/1/2013	(7)	—	—	—	—	50,532	39,314,401
	5/1/2013	(7)	—	—	—	—	50,532	38,347,724
	4/4/2012		8,646	—	318.21	4/4/2022	—	—
	4/4/2012		8,646	—	316.94	4/4/2022	—	—
	8/4/2010		1,459	—	253.67	8/4/2020	—	—
	8/4/2010		1,459	—	252.65	8/4/2020	—	—
	7/29/2009		2,436	—	218.56	7/29/2019	—	—
	7/29/2009		2,436	—	217.68	7/29/2019	—	—
Ruth Porat	6/3/2015	(8)	—	—	—	—	37,094	28,149,895
Patrick Pichette	—		—	—	—	—	—	—
Omid Kordestani	—		—	—	—	—	—	—

(1)	The option exercise prices have been retroactively adjusted to reflect the April 2, 2014 Stock Split.
(2)	The market value of unvested GSUs is calculated by multiplying the number of unvested GSUs held by the applicable named executive officer by the closing price of our Class A common stock and Class C capital stock, as applicable, on December 31, 2015, which were $778.01 per share and $758.88 per share, respectively.
(3)	This award vests as follows: 1/16th of GSUs vested on May 25, 2015 and an additional 1/16th will vest quarterly thereafter until the units are fully vested, subject to continued employment on such vesting dates.
(4)	This award vests as follows: 1/8th of GSUs vested on March 25, 2015 and an additional 1/8th will vest quarterly thereafter until the units are fully vested, subject to continued employment on such vesting dates.
(5)	This award vests as follows: 100% of GSUs will vest on April 25, 2018, subject to continued employment on such vesting date.
(6)	This award vests as follows: 1/2 of GSUs will vest on April 25, 2016 and the remaining 1/2 will vest on April 25, 2017, subject to continued employment on such vesting dates.
(7)	This award vests as follows: 1/72 of GSUs vested on May 25, 2013 and an additional 1/72 will vest monthly thereafter until the units are fully vested, subject to continued employment on such vesting dates.
(8)	This award vests as follows: 1/5th of GSUs vested on December 25, 2015 and an additional 1/10th will vest quarterly thereafter until the units are fully vested, subject to continued employment on such vesting dates.

Option Exercises and Stock Vested in Fiscal 2015

The following table provides information for the named executive officers on stock option exercises during the year ended December 31, 2015, including the number of shares acquired upon exercise and the value realized, before payment of any applicable withholding tax and broker commissions, and GSUs that vested during the same period.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Larry Page	—	—	—	—
Sergey Brin	—	—	—	—
Eric E. Schmidt	—	—	45,746	27,837,271
Sundar Pichai	—	—	152,706	93,632,211
Ruth Porat	—	—	9,273	6,939,913
Patrick Pichette	24,614	6,199,393	12,308	6,900,451
Omid Kordestani	25,578	15,760,295	27,071	15,645,568

(1)	The value realized on exercise is calculated as the product of (a) the number of shares of our Class A common stock or Class C capital stock, as applicable, for which the stock options were exercised and (b) the excess of the closing price of our Class A common stock or Class C capital stock, as applicable, on the NASDAQ Global Select Market on the date of the exercise over the applicable exercise price per share of the stock options.
(2)	The value realized on vesting is calculated as the product of (a) the number of shares of our Class A common stock or Class C capital stock, as applicable, underlying the GSUs that vested and (b) the closing price of our Class A common stock or Class C capital stock, as applicable, on the NASDAQ Global Select Market on the day before vesting.

Non-Qualified Deferred Compensation

The following table provides information about contributions, earnings, and balances under our non-qualified deferred compensation plan in fiscal year 2015. We do not provide matching contributions to the deferred compensation plan, and in fiscal year 2015 there were no withdrawals by or distributions to our named executive officers.

Name	Executive Contributions in 2015(1) ($)		Aggregate Earnings in 2015(2) ($)	Aggregate Balance at December 31, 2015(3) ($)
Larry Page	—		—	—
Sergey Brin	—		—	—
Eric E. Schmidt	5,766,266	(4)	276,649	26,757,478
Sundar Pichai	—		23,164	4,312,381
Ruth Porat	—		—	—
Patrick Pichette	—		—	—
Omid Kordestani	—		—	—

(1)	The amount reported under Executive Contributions in 2015 is the amount that the named executive officers elected to defer under our non-qualified deferred compensation plan. This amount represents compensation earned in 2015 and is therefore also reported as compensation in the Summary Compensation Table.
(2)	The amount reported under Aggregate Earnings in 2015 shows the net amount credited to each officer’s account as a result of the performance of the investment vehicle in which his or her account was deemed invested. This amount does not represent “above-market” earnings, and thus is not reported in the Summary Compensation Table.

(3)	Column Aggregate Balance at December 31, 2015 shows the amount of the non-qualified deferred compensation account balance at the end of 2015. For Eric, $20,714,563 of his balance represents the amount previously reported as Aggregate Balance at December 31, 2014 in the 2015 proxy statement.
(4)	Eric elected to contribute 100% of his 2015 bonus, the amount of which was determined in January 2016 and paid in February 2016.

Our deferred compensation plan is unfunded and unsecured, and participation is voluntary. Most U.S.-based employees are eligible to participate in the deferred compensation plan. As CFOs, both Ruth and Patrick were ineligible to participate in the deferred compensation plan. The plan allows participants to defer a specified percentage (up to 100%) of their bonus for a period of three, four or five years, subject to certain exceptions. During the deferral period, the deferred amounts are hypothetically or “notionally” invested in one or more investments funds selected by the committee administering the deferred compensation plan. Each participant’s account is adjusted for gains or losses at least annually based on the rate of gain or loss on the assets in each notional investment fund. We do not guarantee any returns on participant contributions. If a participant’s employment terminates, distribution is made in the form of a lump sum following termination.

In 2015, Eric was the only named executive officer to defer his bonus under this plan.

Potential Payments Upon Termination or Change in Control

We have no agreements with any of our named executive officers that provide for additional or accelerated compensation on the termination of the executive’s employment or a change in control of the Company, except as set forth under “Post-Employment and Change in Control Payments” on page 14.

DIRECTOR COMPENSATION

Board Compensation Arrangements for Non-Employee Directors

Alphabet’s director compensation program is designed to attract and retain highly qualified non-employee directors. Our program aligns director compensation with compensation offered by peer companies (identified in Section 3 of the “Compensation Discussion and Analysis” under “Executive Compensation”) that compete with us for talent.

We designed the program to address the time, effort, expertise, and accountability required of active board membership. Our Nominating and Corporate Governance Committee and Leadership Development and Compensation Committee believe that annual compensation for non-employee directors should consist of both cash to compensate members for their service on the Board of Directors and its committees, and equity to align the interests of directors and stockholders. By vesting over time, equity also creates an incentive for continued service on our Board of Directors. The Nominating and Corporate Governance Committee and the Leadership Development and Compensation Committee review the compensation programs for non-employee directors on an annual basis.

In 2015, we did not make any changes to our standard compensation arrangements and practices for non-employee directors. We awarded our standard ongoing compensation to each of our non-employee directors, including an annual $75,000 cash retainer and an annual $350,000 GSU grant. In addition, we paid a $25,000 annual cash retainer to the Audit Committee chairperson. We awarded cash retainers and GSU grants to our non-employee directors on July 1, 2015, the first Wednesday of the month following our 2015 Annual Meeting of Stockholders.

The exact number of GSUs comprising the equity awards is calculated by dividing the target dollar value of the award by the closing price of Alphabet’s Class C capital stock on the day prior to grant and rounding up to the nearest whole share. All annual GSU grants made to our non-employee directors vest at the rate of 1/48th monthly, beginning on the 25th day of the month following the grant date until fully vested, subject to continued service on our Board of Directors through the applicable vesting dates.

We reimburse our non-employee directors for reasonable out-of-pocket expenses in connection with attendance at Board of Directors and committee meetings.

Larry, Sergey, Eric, and Diane are our employee directors. In 2015, Larry and Sergey did not receive any compensation for their services as members of our Board of Directors. Please see the section titled “Executive Compensation” for more information about compensation paid to Eric, who serves as the Executive Chairman of the Board of Directors.

On December 17, 2015, Diane joined Google as a Senior Vice President. Prior to joining Google as an employee, Diane received our standard non-employee director compensation. Diane has retained her position on our Board of Directors since becoming a Google employee, but will not receive any compensation for her service as a member of our Board of Directors.

Director Compensation for 2015

The following table summarizes compensation earned by non-employee directors during 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
L. John Doerr(2)	75,000	351,198	—	426,198
Diane B. Greene(3)	75,000	351,198	28,250	454,448
John L. Hennessy(4)	75,000	351,198	—	426,198
Ann Mather(5)	100,000	351,198	—	451,198
Alan R. Mulally(6)	64,674	302,667	—	367,341
Paul S. Otellini(7)	75,000	351,198	—	426,198
K. Ram Shriram(8)	75,000	351,198	—	426,198
Shirley M. Tilghman (9)	75,000	351,198	—	426,198

(1)	The amounts in the Stock Awards column reflect the aggregate grant date fair value of GSUs granted to directors in 2015 calculated in accordance with FASB ASC Topic 718. The grant date fair value of GSUs granted to the then non-employee directors on July 1, 2015 (GSU grant following the 2015 Annual Meeting of Stockholders) was $521.84 per share.
(2)	On December 31, 2015, 225 Class A and 1,203 Class C GSUs were outstanding.
(3)	On December 31, 2015, 253 Class A and 1,231 Class C GSUs were outstanding. Diane received $28,250 in other compensation this year as her prorated base salary after becoming a Google employee.
(4)	On December 31, 2015, 225 Class A and 1,203 Class C GSUs were outstanding.
(5)	On December 31, 2015, 225 Class A and 1,203 Class C GSUs were outstanding. Ann receives a $25,000 annual cash retainer as Audit Committee chairperson, which is in addition to the $75,000 annual cash retainer paid to all non-employee directors.
(6)	Mr. Mulally received a pro-rated annual cash retainer fee and GSU grant in 2015, based upon the time between his appointment date and our 2015 Annual Meeting of Stockholders. On December 31, 2015, 1,688 Class C GSUs were outstanding.
(7)	On December 31, 2015, 225 Class A and 1,203 Class C GSUs were outstanding.
(8)	On December 31, 2015, 225 Class A and 1,203 Class C GSUs were outstanding.
(9)	On December 31, 2015, 225 Class A and 1,203 Class C GSUs were outstanding.

Compensation Committee Interlocks and Insider Participation

During 2015, L. John Doerr, Paul S. Otellini, and K. Ram Shriram served on the Leadership Development and Compensation Committee. L. John Doerr served on the Leadership Development and Compensation Committee until December 17, 2015. None of the members of the Leadership Development and Compensation Committee has been an officer or employee of Alphabet. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board of directors or the Leadership Development and Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of December 31, 2015, concerning, except as indicated by the footnotes below:

•	Each person whom we know beneficially owns more than five percent of our Class A common stock or Class B common stock.

•	Each of our directors.

•	Each of our named executive officers (see the section titled “Executive Compensation” beginning on page 8).

•	All of our directors and executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Alphabet Inc., 1600 Amphitheatre Parkway, Mountain View, California 94043.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

As of October 2, 2015, Alphabet became the successor issuer to, and parent holding company of, Google pursuant to a holding company reorganization in which all of Google’s outstanding shares were automatically converted into equivalent corresponding shares of Alphabet. Applicable percentage ownership is based on 292,296,901 shares of Class A common stock and 50,294,813 shares of Class B common stock outstanding at December 31, 2015. In computing the number of shares of Class A and Class B common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Class A common stock subject to options held by that person that are currently exercisable or exercisable within sixty days of December 31, 2015, and Class A common stock issuable upon the vesting of Google Stock Units (GSUs) within sixty days of December 31, 2015, to be outstanding ignoring the withholding of shares of common stock to cover applicable taxes. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. GSUs entitle the beneficial owner to receive one share of Class A common stock for each share underlying the GSU as the GSU vests. Beneficial ownership representing less than one percent is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted. Non-voting Class C capital stock is not included in the table.

	Voting Shares Beneficially Owned				% Total Voting Power(1)
	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner	Shares	%	Shares	%
Executive Officers and Directors
Larry Page	14,000	*	21,346,900	42.4	26.8
Sergey Brin	—	—	20,780,144	41.3	26.1
Eric E. Schmidt(2)	247,822	*	4,414,414	8.8	5.6
Ruth M. Porat	3,000	*	—	—	*
Patrick Pichette(3)	5,576	*	—	—	*
Sundar Pichai(4)	19,066	*	—	—	*
Omid Kordestani	10,460	*	—	—	*
L. John Doerr(5)	125,275	*	1,117,447	2.2	1.4
Diane B. Greene(6)	2,344	*	—	—	*
John L. Hennessy(7)	5,609	*	—	—	*
Ann Mather(8)	1,593	*	—	—	*
Alan R. Mulally(9)	—	—	—	—	—
Paul S. Otellini(10)	7,316	*	—	—	*
K. Ram Shriram(11)	143,853	*	—	—	*
Shirley M. Tilghman(12)	6,095	*	—	—	*
All executive officers and directors as a group(13) (16 persons)	738,624	*	47,680,237	94.8	60.0
Other > 5% Security Holders
BlackRock, Inc.(14)	17,412,936	6.0	—	—	2.2
Entities affiliated with Fidelity(15)	18,397,196	6.3	—	—	2.3
The Vanguard Group(16)	17,256,856	5.9	—	—	2.2

(1)	Percentage total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, voting together as a single class. Each holder of Class B common stock is entitled to ten votes per share of Class B common stock, and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis upon written notice to the transfer agent.
(2)	Includes 181,840 shares of Class A common stock issuable upon exercise of options that are fully vested and exercisable; 5,491 shares of Class A common stock issuable upon vesting of GSUs within sixty days of December 31, 2015; 787,998 shares of Class B common stock held by the Schmidt Investments L.P. of which the Schmidt Family Living Trust is the sole general partner; and 2,432,107 shares of Class B common stock held by the Schmidt Family Living Trust of which Mr. Schmidt is a co-trustee.
(3)	Includes 5,245 shares of Class A common stock held by The Bay Meadow L.P. Patrick has voting and investment authority over the shares held by The Bay Meadow L.P.
(4)	Includes 12,541 shares of Class A common stock issuable upon exercise of options that are fully vested and exercisable and 2,526 shares of Class A common stock issuable upon vesting of GSUs within sixty days of December 31, 2015.
(5)	Includes 41 shares of Class A common stock issuable upon vesting of GSUs within sixty days of December 31, 2015; 1,995 shares of Class A common stock held by The Austin 1999 Trust; 1,995 shares of Class A common stock held by The Hampton 1999 Trust; 118,653 shares of Class A common stock held by The Benificus Foundation; and 1,117,447 shares of Class B common stock held by Vallejo Ventures Trust. John is trustee of The Austin 1999 Trust and The Hampton 1999 Trust and has voting and investment authority over the shares held by these trusts. John disclaims any pecuniary interest in these trusts. John is an officer and trustee of the Benificus Foundation and shares the investment authority over the shares held by the Foundation. John disclaims any pecuniary interest in the Foundation. John is a trustee of Vallejo Ventures Trust and shares voting and investment authority over the shares held by such trust. The address for The Austin 1999 Trust and The Hampton 1999 Trust is c/o Kleiner Perkins Caufield & Byers, 2750 Sand Hill Road, Menlo Park, CA 94025. The address for The Benificus Foundation and Vallejo Ventures Trust is 751 Laurel Street, #717, San Carlos, CA 94070.

(6)	Includes 98 shares of Class A common stock issuable upon vesting of GSUs within sixty days of December 31, 2015; 123 shares of Class A common stock held by the Greene/Rosenblum Family 2004 Trust; 11 shares of Class A common stock held by the Nathan Greene Rosenblum Irrevocable Trust; and 11 shares of Class A common stock held by the Mara Rosenblum Greene Irrevocable Trust. Diane is a trustee of each of these trusts and has voting and investment authority over the shares held by these trusts.
(7)	Includes 41 shares of Class A common stock issuable upon vesting of GSUs within sixty days of December 31, 2015; and 5,547 shares of Class A common stock held by the Hennessy 1993 Revocable Trust. John is a trustee of the Hennessy 1993 Revocable Trust and has voting and investment authority over the shares held by the Trust.
(8)	Includes 41 shares of Class A common stock issuable upon vesting of GSUs within sixty days December 31, 2015.
(9)	Alan R. Mulally joined our board of directors in July 2014.
(10)	Includes 41 shares of Class A common stock issuable upon vesting of GSUs within sixty days of December 31, 2015; and 7,254 shares of Class A common stock held by The Otellini Trust. Paul is a trustee of The Otellini Trust and has voting and investment authority over the shares held by the Trust.
(11)	Includes 41 shares of Class A common stock issuable upon vesting of GSUs within sixty days of December 31, 2015; 63,041 shares of Class A common stock held by Ram’s spouse; and 16,884 shares of Class A common stock held by Janket Ventures Limited Partnership. Ram has voting and investment authority over the shares held by Janket Ventures Limited Partnership. The address for Janket Ventures L.P. is 2200 Geng Road, Suite 100, Palo Alto, CA 94303.
(12)	Includes 41 shares of Class A common stock issuable upon vesting of GSUs within sixty days of December 31, 2015.
(13)	Consists of 391,357 shares of Class A common stock; 338,906 shares of Class A common stock issuable upon exercise of options that are fully vested and exercisable; and 8,361 shares of Class A common stock issuable upon vesting of GSUs within sixty days of December 31, 2015.
(14)	Based on the most recently available Schedule 13G filed with the SEC on January 28, 2016 by BlackRock, Inc. BlackRock, Inc., an investment adviser, beneficially owned 17,412,936 shares of Class A common stock, with sole voting power over 14,696,850 shares, shared voting power over 11,224 shares, sole dispositive power over 17,401,712 shares and shared dispositive power over 11,224 shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(15)	Based on the most recently available Schedule 13G filed with the SEC on February 12, 2016 by FMR LLC (FMR). FMR, certain of its subsidiaries and affiliates, and other companies, beneficially owned 18,397,196 shares of Class A common stock, with sole voting power over 1,942,944 shares, and sole dispositive power of 18,397,196 shares. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(16)	Based on the most recently available Schedule 13G filed with the SEC on February 10, 2016 by The Vanguard Group. The Vanguard Group, an investment adviser, beneficially owned 17,256,856 shares of Class A common stock, with sole voting power over 542,733 shares, shared voting power over 28,800 shares, sole dispositive power over 16,681,691 shares, and shared dispositive power over 575,165 shares. Vanguard Fiduciary Trust Company (VFTC), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 455,865 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd. (VIA), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 206,168 shares as a result of its serving as investment manager of Australian investment offerings. The address for The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania, 19355.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2015. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	Class of Common Stock/Capital Stock	(a) Common/ Capital Shares to be Issued Upon Exercise of Outstanding Options and Rights(#)		(b) Weighted-average Exercise Price of Outstanding Options and Rights(1) ($/Share)	(c) Common/ Capital Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(#)
Equity compensation plans approved by our stockholders	Class A	7,804,851	(2)	103.86	—	(3)
Equity compensation plans approved by our stockholders	Class B	—		—	—
Equity compensation plans approved by our stockholders	Class C	27,972,499	(4)	101.73	23,336,944	(5)
Equity compensation plans not approved by our stockholders	Class A	77,717	(6)	211.98	—
Equity compensation plans not approved by our stockholders	Class C	72,486	(7)	212.31	—
Total	Class A	7,882,568		105.47	—
Total	Class B	—		—	—
Total	Class C	28,044,985		103.30	23,336,944	(5)
Total	Class A and Class B	7,882,568		105.47	—
Total	Class A, Class B, and Class C	35,927,553		104.40	23,336,944	(5)

(1)	The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding GSUs, which have no exercise price.
(2)	Consists of stock options to purchase 5,087,528 shares, and GSUs representing the right to acquire 2,717,323 shares of our Class A common stock outstanding under our 2004 Stock Plan.
(3)	Our 2004 Stock Plan expired in April 2014. No further grants may be made under the 2004 Stock Plan.
(4)	Consists of stock options to purchase 4,980,329 shares of Class C capital stock and GSUs representing the right to acquire 22,992,170 shares of Class C capital stock outstanding under our 2012 Stock Plan.
(5)	Consists of shares of Class C capital stock authorized to be issued pursuant to the Google Inc. 2012 Stock Plan, which was approved by our stockholders at the 2012 Annual Meeting of Stockholders and amended at the 2015 Annual Meeting of Stockholders.
(6)	Consists of shares of Class A common stock to be issued upon exercise of outstanding stock options and vesting of outstanding restricted stock units under the following plans which have been assumed by us in connection with certain of our acquisition transactions: the 2005 Stock Incentive Plan assumed by us in connection with our acquisition of DoubleClick Inc. in March 2008; the 2006 Stock Plan assumed by us in connection with our acquisition of AdMob, Inc. in May 2010; and the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan assumed by us in connection with our acquisition of Motorola Mobility Holdings, Inc. in May 2012. No further grants may be made under any of these plans.
(7)	Consists of shares of Class C capital stock to be issued upon exercise of outstanding stock options and vesting of outstanding GSUs that were distributed as a dividend to the issued and outstanding Class A stock options and GSUs in April 2014 in connection with the Stock Split under the following plans which have been assumed by us in connection with certain of our acquisition transactions: the 2005 Stock Incentive Plan assumed by us in connection with our acquisition of DoubleClick Inc. in March 2008; the 2006 Stock Plan assumed by us in connection with our acquisition of AdMob, Inc. in May 2010; and the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan assumed by us in connection with our acquisition of Motorola Mobility Holdings, Inc. in May 2012. No further grants may be made under any of these plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors has adopted independence standards that mirror exactly the criteria specified by applicable laws and regulations of the SEC and the Listing Rules of NASDAQ. Our Board of Directors has determined that each of the director nominees standing for election, except Larry, Sergey, Eric, and Diane, is an independent director under these standards. In determining the independence of our directors, our Board of Directors considered all transactions in which we and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” on pages 29-32, transactions involving payments made by us to companies in the ordinary course of business where certain of our directors serve on the board of directors or as a member of the executive management team of the other company, and transactions involving payments made by us to educational institutions with director affiliations.

Certain Relationships and Related Transactions

Related Party Transactions Policy and Procedure

Our written Related Party Transactions Policy provides that we will only enter into or ratify a transaction with a related party when our board of directors, acting through the Audit Committee, determines that the transaction is in the best interests of Alphabet and our stockholders.

For the purposes of this policy, a related party means:

•	a member of the board of directors (or a nominee to the board of directors);

•	an executive officer;

•	any person who is known to be the beneficial owner of more than five percent of any class of our securities;

•	any immediate family member of any of the persons listed above; or

•	any firm, corporation, partnership, or other entity in which any of the persons listed above is a general partner or principal or in a similar position or in which any of the persons listed above has a five percent or greater beneficial ownership interest.

We review all known relationships and transactions in which Alphabet and our directors, executive officers, and significant stockholders or their immediate family members are participants to determine whether such persons have a direct or indirect interest. Our legal staff, in consultation with our finance team, is primarily responsible for developing and implementing processes and controls to obtain information regarding our directors, executive officers, and significant stockholders with respect to related party transactions and then determining, based on the facts and circumstances, whether Alphabet or a related party has a direct or indirect interest in these transactions. On a periodic basis, the legal and finance teams review all transactions involving payments between Alphabet and any company that has our executive officer or director as an officer or director. In addition, our directors and executive officers are required to notify us of any potential related party transactions and provide us with the information regarding such transactions.

If our legal department determines that a transaction is a related party transaction, the Audit Committee must review the transaction and either approve or disapprove it. If advance approval of a transaction is not feasible, the chair of the Audit Committee may approve the transaction, and the Audit Committee may ratify the transaction in accordance with the Related Party Transactions Policy. In determining whether to approve or ratify a transaction with a related party, the Audit Committee will take into account all of the relevant facts and circumstances available to it, including, among any other factors it deems appropriate:

•	the benefits to us of the transaction;

•	the nature of the related party’s interest in the transaction;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interests of Alphabet and our stockholders;

•	the potential impact of the transaction on a director’s independence; and

•	whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval of the transaction.

Related Party Transactions

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements, our certificate of incorporation, and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Corporate Use of Personal Aircraft

Eric E. Schmidt beneficially owns 100% of one aircraft and 33% of another aircraft, both of which are used by Eric and our other executive officers from time to time for business trips. The reimbursement rate for use of these aircraft is $7,500 per hour. Our Board of Directors approved this hourly reimbursement rate based upon a competitive analysis of comparable chartered aircraft rates that showed that the reimbursement rate is at or below market rates for the charter of similar aircraft. In 2015, we used these aircraft for business-related travel services for certain of our executive officers, including Eric, and we reimbursed Eric approximately $396,000. Due to the fact that the $7,500 hourly rate paid for the use of these aircraft is less than the actual operational costs incurred by Eric as owner of these aircraft, Eric does not profit from the use of these aircraft.

Use of Moffett Airfield

Pursuant to a 60-year lease agreement with NASA in early 2015, we became the operator of Moffett Airfield (the Airfield). Larry, Sergey, Eric, and Ram, through their affiliated entities (the Founder Entities), have historically used and paid to NASA applicable fees for the use of the Airfield for their personal aircraft. As the operator of the Airfield, we charge the Founder Entities fees for the use of the Airfield that are (i) non-preferential when compared to the fees charged to other private customers landing aircraft at the Airfield, and (ii) derived from rate schedules that are consistent with what an independent airfield services company believes, based on its industry experience, to be arm’s-length terms that are fair and reasonable to us as the operator. In 2015, we charged the Founder Entities approximately $1,725,722. These flights have not interfered with our business plans for use of the Airfield. These fees will be regularly reviewed by our Audit Committee. Larry, Sergey, Eric, and Ram do not have a material interest in any of the transactions described above.

Payments to Stanford University

In 2015, we paid approximately $5.7 million to Stanford University. Of this amount, approximately $1.6 million primarily represented donations for scholarships and other philanthropic endeavors and approximately $4.1 million for research, research materials, licensing, consulting, and engineering services.

John L. Hennessy, President of Stanford University, is a member of our Board of Directors. Ruth M. Porat, our Senior Vice President and Chief Financial Officer, is Vice Chair of the Stanford University board of trustees. In addition, K. Ram Shriram, a member of our Board of Directors, serves on the Stanford University board of trustees. Omid Kordestani, our former Senior Vice President and Chief Business Officer, serves as a member of the Stanford Graduate School of Business Advisory Board. John, Ruth, Ram, and Omid do not have a material interest in any of the transactions described above.

Acquisition of bebop Technologies, Inc.

On December 17, 2015, we acquired bebop Technologies, Inc. (bebop) for $411,598,500 (including payments subject to continued employment) in Alphabet Class C capital stock and cash, subject to indemnification obligations, escrow, and vesting. One of our directors, Diane Greene, was the CEO, a member of the board of directors and a stockholder of bebop. Diane’s husband, Mendel Rosenblum, was also an employee and stockholder of bebop. Diane and Mendel will receive an aggregate of $157,074,521 in Alphabet Class C capital stock and cash in exchange for their shares in bebop, a portion of which is subject to indemnification obligations, escrow, and vesting. Diane and Mendel intend to donate all of the merger consideration received pursuant to the bebop transaction to a donor advised fund. In connection with the bebop transaction, Diane became a Google Senior Vice President. Mendel has been employed in a non-executive capacity by Google since the consummation of the bebop transaction. Diane’s 2015 total compensation received from Google in connection with her employment is set forth in “Director Compensation for 2015” on page 24.

Diane was recused from all Board of Directors and Committee discussions relating to the bebop acquisition and the terms of Diane and Mendel’s employment. The independent members of our Board of Directors determined that the terms of the transaction and employment arrangements were arm’s-length as well as fair and reasonable to us.

Investments in Certain Private Companies

GV directly invested an aggregate of approximately $39.7 million in certain private companies from the beginning of 2015 through January 31, 2016, in which Kleiner Perkins Caufield & Byers was a co-investor or existing investor. KPCB Holdings, Inc., as nominee for certain funds of Kleiner Perkins Caufield & Byers and several of the managers of the fund, holds more than 10% of the outstanding shares of such private companies. L. John Doerr, who is a member of our Board of Directors, is a managing director/member of the managing members of those funds and the general partner of the general partners of certain Kleiner Perkins Caufield & Byers funds. John does not have a material interest in any of the transactions described above.

X Prize Foundation

In 2015, we provided a $8,150,000 sponsorship to X Prize Foundation. Larry and Wendy Schmidt, spouse of Eric E. Schmidt, are members of the X Prize Foundation Board of Trustees. Larry, Sergey, Eric, and Wendy are also members of its Vision Circle, a group of X Prize Foundation’s core shareholders and largest contributors. Larry, Sergey, Eric, and Wendy do not have a material interest in the sponsorship described above.

Certain Relationships

From time to time, we engage in certain transactions with other companies affiliated with our directors, executive officers, and significant stockholders or their immediate family members. We believe that all such arrangements have been entered into in the ordinary course of business and have been conducted on an arm’s-length basis and do not represent a material interest to such directors, executive officers or significant stockholders.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth all fees paid or accrued by Alphabet and Google for the audit and other services provided by Ernst & Young LLP during the years ended December 31, 2014 and 2015 (in thousands):

	2014 ($)	2015 ($)
Audit Fees(1)	13,865	13,820
Audit-Related Fees(2)	1,742	3,572
Tax Fees(3)	5,180	3,282
Other Fees(4)	72	6

Total Fees	20,859	20,680

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements, audit of our internal control over financial reporting, review of our quarterly financial statements, and audit services provided in connection with other regulatory or statutory filings for which we have engaged Ernst & Young LLP.
(2)	Audit-Related Fees: This category consists primarily of attest services related to information systems.
(3)	Tax Fees: This category consists of tax compliance, tax planning, and tax advice, including foreign tax return preparation and requests for rulings or technical advice from tax authorities.
(4)	Other Fees: This category consists of fees for services other than the services reported in audit fees, audit-related fees, and tax fees.

The Audit Committee considered whether the provision of services other than audit services is compatible with maintaining Ernst & Young LLP’s independence.

Pre-Approval Policies and Procedures

All audit and non-audit services provided by Ernst & Young LLP to us must be pre-approved in advance by our Audit Committee unless the following conditions are met:

•	The service is one of a set of permitted services that the independent auditor is allowed to provide;

•	The total amount of such permitted service is less than or equal to $500,000; and

•	The services are reported to the Audit Committee and approved prior to the completion of the annual audit.

All other services must be pre-approved by either the Audit Committee or an authorized delegate of the Audit Committee prior to commencing such services. If pre-approval is obtained from a delegate of the Audit Committee, the service may commence, provided that the service is presented to the Audit Committee for approval at the next scheduled meeting.

All services provided to us by Ernst & Young LLP in 2014 and 2015 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following information required under this item (other than Exhibits 31.05, 31.06, 31.07 and 31.08) were filed as part of the Original Form 10-K:

(a)	(1) Consolidated Financial Statements.

(2) Financial Statement Schedules.

(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

2.01	Agreement and Plan of Merger, dated October 2, 2015, by and among Google Inc., Alphabet Inc. and Maple Technologies Inc.	Current Report on Form 8-K (File No. 000-36380) and Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

3.01	Amended and Restated Certificate of Incorporation of Alphabet Inc., dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

3.02	Amended and Restated Bylaws of Alphabet Inc., dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

3.03	Fourth Amended and Restated Certificate of Incorporation of Google Inc.	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012

3.04	Amended and Restated Bylaws of Google Inc.	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012

3.05	Certificate of Merger, dated October 2, 2015	Current Report on Form 8-K (File No. 000-36380)	October 2, 2015

4.01	Specimen Class A Common Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.02	Specimen Class C Capital Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.03	Indenture, dated as of May 19, 2011 between Google Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.04	Form of 2.125% Note due 2016	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.05	Form of 3.625% Note due 2021	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.06	Form of 3.375% Note due 2024	Current Report on Form 8-K (File No. 000-50726)	February 25, 2014

4.07	Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.08	Terms of Revised Stipulation of Compromise and Settlement of In Re: Google Inc. Class C Shareholder Litigation (Consol. C.A. No. 7469-CS)	Registration Statement on Form 8-A (File No. 001-36380)	March 26, 2014

4.09	Transfer Restriction Agreement, dated October 2, 2015, between Alphabet Inc. and Larry Page and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

4.10		Transfer Restriction Agreement, dated October 2, 2015, between Alphabet Inc. and Sergey Brin and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.11		Transfer Restriction Agreement, dated October 2, 2015, between Alphabet Inc. and Eric E. Schmidt and certain of its affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.12		Class C Undertaking, dated October 2, 2015, executed by Alphabet Inc.	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.01		Form of Indemnification Agreement entered into between Alphabet Inc., its affiliates and its directors and officers	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.02	¿	Offer Letter, dated March 20, 2015, between Ruth Porat and Google Inc.	Current Report on Form 8-K (File No. 001-36380)	March 26, 2015

10.03	¿	Compensation Plan Agreement, dated October 2, 2015, between Google Inc. and Alphabet Inc.	Current Report on Form 8-K (File No. 000-36380) and Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.04	¿	Director Arrangements Agreement, dated October 2, 2015, between Google Inc. and Alphabet Inc.	Current Report on Form 8-K (File No. 000-36380) and Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.05	¿	Google Restricted Stock Unit Agreement, dated September 9, 2015, between Google Inc. and Omid Kordestani	Quarterly Report on Form 10-Q (File No. 001-36380)	October 29, 2015

10.06	¿	Google Inc. 2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	June 7, 2011

10.06.1	¿	Google Inc. 2004 Stock Plan-Form of Stock Option Agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.06.2	¿	Google Inc. 2004 Stock Plan-Form of Restricted Stock Unit Agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.06.3	¿	Google Inc. 2004 Stock Plan-Amendment to Stock Option Agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.07	¿	Alphabet Inc. 2012 Stock Plan	Current Report on Form 8-K (File No. 333-00050726)	June 26, 2012

10.07.1	¿	Alphabet Inc. 2012 Stock Plan—Form of Alphabet Restricted Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

10.08	¿	Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan	Registration Statement on Form S-8 (File No. 333-181661)	May 24, 2012

10.09	¿	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan	Registration Statement on Form S-8 filed (File No. 333-167411)	June 9, 2010

10.10	¿	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

12		Computation of Earnings to Fixed Charge Ratios	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

14.01		Code of Conduct of Alphabet Inc. dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

21.01		Subsidiaries of the registrants	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

24.01		Power of Attorney	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

31.01		Certification of Chief Executive Officer of Alphabet Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

31.02		Certification of Chief Financial Officer of Alphabet Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

31.03		Certification of Chief Executive Officer of Google Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

31.04		Certification of Chief Financial Officer of Google Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

31.05	*	Certification of Chief Executive Officer of Alphabet Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.06	*	Certification of Chief Financial Officer of Alphabet Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.07	*	Certification of Chief Executive Officer of Google Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.08	*	Certification of Chief Financial Officer of Google Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01		Certifications of Chief Executive Officer and Chief Financial Officer of Alphabet Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

32.02		Certifications of Chief Executive Officer and Chief Financial Officer of Google Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

101.INS	XBRL Instance Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.SCH	XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

¿	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.

Date: March 29, 2016	By:	/s/ LARRY PAGE
Larry Page
Chief Executive Officer (Principal Executive Officer of Alphabet Inc.)

GOOGLE INC.

Date: March 29, 2016	By:	/s/ SUNDAR PICHAI
Sundar Pichai
Chief Executive Officer (Principal Executive Officer of Google Inc.)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

2.01	Agreement and Plan of Merger, dated October 2, 2015, by and among Google Inc., Alphabet Inc. and Maple Technologies Inc.	Current Report on Form 8-K (File No. 000-36380) and Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

3.01	Amended and Restated Certificate of Incorporation of Alphabet Inc., dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

3.02	Amended and Restated Bylaws of Alphabet Inc., dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

3.03	Fourth Amended and Restated Certificate of Incorporation of Google Inc.	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012

3.04	Amended and Restated Bylaws of Google Inc.	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012

3.05	Certificate of Merger, dated October 2, 2015	Current Report on Form 8-K (File No. 000-36380)	October 2, 2015

4.01	Specimen Class A Common Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.02	Specimen Class C Capital Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.03	Indenture, dated as of May 19, 2011 between Google Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.04	Form of 2.125% Note due 2016	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.05	Form of 3.625% Note due 2021	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.06	Form of 3.375% Note due 2024	Current Report on Form 8-K (File No. 000-50726)	February 25, 2014

4.07	Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.08	Terms of Revised Stipulation of Compromise and Settlement of In Re: Google Inc. Class C Shareholder Litigation (Consol. C.A. No. 7469-CS)	Registration Statement on Form 8-A (File No. 001-36380)	March 26, 2014

4.09	Transfer Restriction Agreement, dated October 2, 2015, between Alphabet Inc. and Larry Page and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.10	Transfer Restriction Agreement, dated October 2, 2015, between Alphabet Inc. and Sergey Brin and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.11	Transfer Restriction Agreement, dated October 2, 2015, between Alphabet Inc. and Eric E. Schmidt and certain of its affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.12	Class C Undertaking, dated October 2, 2015, executed by Alphabet Inc.	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.01		Form of Indemnification Agreement entered into between Alphabet Inc., its affiliates and its directors and officers	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.02	¿	Offer Letter, dated March 20, 2015, between Ruth Porat and Google Inc.	Current Report on Form 8-K (File No. 001-36380)	March 26, 2015

10.03	¿	Compensation Plan Agreement, dated October 2, 2015, between Google Inc. and Alphabet Inc.	Current Report on Form 8-K (File No. 000-36380) and Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.04	¿	Director Arrangements Agreement, dated October 2, 2015, between Google Inc. and Alphabet Inc.	Current Report on Form 8-K (File No. 000-36380) and Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.05	¿	Google Restricted Stock Unit Agreement, dated September 9, 2015, between Google Inc. and Omid Kordestani	Quarterly Report on Form 10-Q (File No. 001-36380)	October 29, 2015

10.06	¿	Google Inc. 2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	June 7, 2011

10.06.1	¿	Google Inc. 2004 Stock Plan-Form of Stock Option Agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.06.2	¿	Google Inc. 2004 Stock Plan-Form of Restricted Stock Unit Agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.06.3	¿	Google Inc. 2004 Stock Plan-Amendment to Stock Option Agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.07	¿	Alphabet Inc. 2012 Stock Plan	Current Report on Form 8-K (File No. 333-00050726)	June 26, 2012

10.07.1	¿	Alphabet Inc. 2012 Stock Plan—Form of Alphabet Restricted Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

10.08	¿	Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan	Registration Statement on Form S-8 (File No. 333-181661)	May 24, 2012

10.09	¿	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan	Registration Statement on Form S-8 filed (File No. 333-167411)	June 9, 2010

10.10	¿	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008

12		Computation of Earnings to Fixed Charge Ratios	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

14.01		Code of Conduct of Alphabet Inc. dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

21.01		Subsidiaries of the registrants	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

24.01		Power of Attorney	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

31.01		Certification of Chief Executive Officer of Alphabet Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

31.02		Certification of Chief Financial Officer of Alphabet Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

31.03		Certification of Chief Executive Officer of Google Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

31.04		Certification of Chief Financial Officer of Google Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

31.05	*	Certification of Chief Executive Officer of Alphabet Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.06	*	Certification of Chief Financial Officer of Alphabet Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.07	*	Certification of Chief Executive Officer of Google Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.08	*	Certification of Chief Financial Officer of Google Inc. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01		Certifications of Chief Executive Officer and Chief Financial Officer of Alphabet Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

32.02		Certifications of Chief Executive Officer and Chief Financial Officer of Google Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.INS		XBRL Instance Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.SCH		XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K (File No. 001-36380)	February 11, 2016

¿	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.