Form 10-Q
period 2016-03-31
Alphabet Inc.
filed 2016-05-03
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-37580
________________________________________________________________________________________
Alphabet Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________

Delaware	61-1767919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1600 Amphitheatre Parkway
Mountain View, CA 94043
(Address of principal executive offices, including zip code)
(650) 253-0000
(Registrant’s telephone number, including area code)
________________________________________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2016, there were 293,675,151 shares of Alphabet’s Class A common stock outstanding, 49,440,407 shares of Alphabet's Class B common stock outstanding, and 343,439,675 Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2016

i

Table of Contents	Alphabet Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

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

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	our expectation that our other income (loss), net, will fluctuate in the future as it is largely driven by market dynamics;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations related to the new operating structure implemented in October 2015 pursuant to the holding company reorganization and the associated disclosure implications;

•	the expected timing and amount of Alphabet Inc.'s stock repurchase;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Alphabet," "our company," "we," "us," "our," and similar terms include Alphabet Inc. and its subsidiaries, unless the context indicates otherwise.
"Alphabet," "Google," and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Table of Contents	Alphabet Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands and par value)

	As of December 31, 2015	As of March 31, 2016
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,549	$15,111
Marketable securities	56,517	60,153
Total cash, cash equivalents, and marketable securities (including securities loaned of $4,531 and $3,851)	73,066	75,264
Accounts receivable, net of allowance of $296 and $276	11,556	10,818
Receivable under reverse repurchase agreements	450	350
Income taxes receivable, net	1,903	1,804
Prepaid revenue share, expenses and other assets	3,139	2,719
Total current assets	90,114	90,955
Prepaid revenue share, expenses and other assets, non-current	3,181	3,297
Non-marketable investments	5,183	5,577
Deferred income taxes	251	233
Property and equipment, net	29,016	30,162
Intangible assets, net	3,847	3,657
Goodwill	15,869	15,866
Total assets	$147,461	$149,747
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,931	$1,667
Short-term debt	3,225	3,221
Accrued compensation and benefits	3,539	2,618
Accrued expenses and other current liabilities	4,768	4,517
Accrued revenue share	2,329	2,227
Securities lending payable	2,428	2,171
Deferred revenue	788	933
Income taxes payable, net	302	330
Total current liabilities	19,310	17,684
Long-term debt	1,995	1,987
Deferred revenue, non-current	151	131
Income taxes payable, non-current	3,663	3,812
Deferred income taxes	189	599
Other long-term liabilities	1,822	1,965
Total liabilities	27,130	26,178
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 687,348 (Class A 292,297, Class B 50,295, Class C 344,756) and 686,792 (Class A 293,573, Class B 49,536, Class C 343,683) shares issued and outstanding	32,982	33,695
Accumulated other comprehensive loss	(1,874)	(1,294)
Retained earnings	89,223	91,168
Total stockholders’ equity	120,331	123,569
Total liabilities and stockholders’ equity	$147,461	$149,747
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Revenues	$17,258	$20,257
Costs and expenses:
Cost of revenues	6,356	7,648
Research and development	2,753	3,367
Sales and marketing	2,065	2,387
General and administrative	1,637	1,513
Total costs and expenses	12,811	14,915
Income from operations	4,447	5,342
Other income (expense), net	157	(213)
Income before income taxes	4,604	5,129
Provision for income taxes	1,089	922
Net income	$3,515	$4,207

Basic net income per share of Class A and B common stock and Class C capital stock	$5.16	$6.12
Diluted net income per share of Class A and B common stock and Class C capital stock	$5.10	$6.02
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Net income	$3,515	$4,207
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(923)	156
Available-for-sale investments:
Change in net unrealized gains	221	356
Less: reclassification adjustment for net (gains) losses included in net income	(27)	169
Net change (net of tax effect of $61 and $119)	194	525
Cash flow hedges:
Change in net unrealized gains	562	16
Less: reclassification adjustment for net gains included in net income	(231)	(117)
Net change (net of tax effect of $192 and $37)	331	(101)
Other comprehensive (loss) income	(398)	580
Comprehensive income	$3,117	$4,787
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Operating activities
Net income	$3,515	$4,207
Adjustments:
Depreciation and impairment of property and equipment	938	1,155
Amortization and impairment of intangible assets	239	216
Stock-based compensation expense	1,203	1,494
Deferred income taxes	71	414
Loss on marketable and non-marketable investments, net	16	280
Other	61	64
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	698	818
Income taxes, net	827	271
Prepaid revenue share, expenses and other assets	43	185
Accounts payable	(24)	(269)
Accrued expenses and other liabilities	(601)	(1,064)
Accrued revenue share	(205)	(131)
Deferred revenue	(59)	18
Net cash provided by operating activities	6,722	7,658
Investing activities
Purchases of property and equipment	(2,927)	(2,428)
Purchases of marketable securities	(12,558)	(20,748)
Maturities and sales of marketable securities	10,389	17,443
Purchases of non-marketable investments	(1,074)	(321)
Cash collateral related to securities lending	(1,120)	(257)
Investments in reverse repurchase agreements	50	100
Acquisitions, net of cash acquired, and purchases of intangible assets	(64)	(34)
Net cash used in investing activities	(7,304)	(6,245)
Financing activities
Net payments related to stock-based award activities	(493)	(807)
Repurchases of capital stock	0	(2,098)
Proceeds from issuance of debt, net of costs	3,305	3,956
Repayments of debt	(3,308)	(3,962)
Net cash used in financing activities	(496)	(2,911)
Effect of exchange rate changes on cash and cash equivalents	(293)	60
Net decrease in cash and cash equivalents	(1,371)	(1,438)
Cash and cash equivalents at beginning of period	18,347	16,549
Cash and cash equivalents at end of period	$16,976	$15,111

Supplemental disclosures of cash flow information
Cash paid for taxes	$98	$166
Cash paid for interest	$18	$18
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations and Summary of Significant Accounting Policies
We were incorporated in the State of Delaware in August 2015. We generate revenues primarily by delivering relevant, cost-effective online advertising.
On October 2, 2015, we implemented a holding company reorganization in which Alphabet became the successor issuer to Google Inc. (Google) that was accounted for as a merger under common control. Alphabet has recognized the assets and liabilities of Google at carryover basis. The consolidated financial statements of Alphabet present comparative information for the prior periods on a combined basis, as if both Alphabet and Google were under common control for all periods presented.
Basis of Consolidation
The consolidated financial statements include the accounts of Alphabet Inc., our subsidiaries, as well as all variable interest entities in which we are the primary beneficiary. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of March 31, 2016, the Consolidated Statements of Income for the three months ended March 31, 2015 and 2016, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2016, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2016 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2016, our results of operations for the three months ended March 31, 2015 and 2016, and our cash flows for the three months ended March 31, 2015 and 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 11, 2016.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingent liabilities, among others. We base our estimates on historical experience, future projections, market transactions, and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Table of Contents	Alphabet Inc.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements, implementing accounting system changes related to the adoption, and considering additional disclosure requirements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10) "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification (ASC), thereby removing the financial reporting distinction between development stage entities and other reporting entities. The additional elimination of related consolidation guidance requires companies with interests in development stage entities to reassess whether such entities are variable interest entities under ASC Topic 810, Consolidation. We adopted this standard in the first quarter of 2016 on a retrospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements. Additional disclosures have been made related to certain entities that are now considered variable interest entities upon adoption. See Note 6 for details.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. We adopted this standard in the first quarter of 2016 on a retrospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements but resulted in additional investments being considered variable interest entities. See Note 3 for details.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the accounting for equity investments. ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the FASB Accounting Standards Codification and created Topic 842, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." We have elected to early adopt these amendments beginning in the first quarter of 2016. Starting this quarter, stock-based compensation

Table of Contents	Alphabet Inc.

(SBC) excess tax benefits or deficiencies are reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they previously were recognized in equity. Additionally, our Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, with the prior periods adjusted accordingly. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the three months ended March 31, 2015 was adjusted as follows: a $105 million increase to net cash provided by operating activities and a $105 million increase to net cash used in financing activities. See Notes 11 and 12 for information regarding the additional impact on our financial statements.
Note 2. Financial Instruments
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. We classify our foreign currency and interest rate derivative contracts primarily within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2015 and March 31, 2016 (in millions):

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$7,380	$0	$0	$7,380	$7,380	$0
Level 1:
Money market and other funds	5,623	0	0	5,623	5,623	0
U.S. government notes	20,922	27	(48)	20,901	258	20,643
Marketable equity securities	692	155	0	847	0	847
	27,237	182	(48)	27,371	5,881	21,490
Level 2:
Time deposits(1)	3,223	0	0	3,223	2,012	1,211
Money market and other funds(2)	1,140	0	0	1,140	1,140	0
Fixed-income bond funds(3)	219	0	0	219	0	219
U.S. government agencies	1,367	2	(3)	1,366	0	1,366
Foreign government bonds	2,242	14	(23)	2,233	0	2,233
Municipal securities	3,812	47	(4)	3,855	0	3,855
Corporate debt securities	13,809	53	(278)	13,584	136	13,448
Agency mortgage-backed securities	9,680	48	(57)	9,671	0	9,671
Asset-backed securities	3,032	0	(8)	3,024	0	3,024
	38,524	164	(373)	38,315	3,288	35,027
Total	$73,141	$346	$(421)	$73,066	$16,549	$56,517

Table of Contents	Alphabet Inc.

	As of March 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$7,388	$0	$0	$7,388	$7,388	$0
Level 1:
Money market and other funds	4,536	0	0	4,536	4,536	0
U.S. government notes	22,140	183	(1)	22,322	3	22,319
Marketable equity securities	462	72	0	534	0	534
	27,138	255	(1)	27,392	4,539	22,853
Level 2:
Time deposits(1)	1,761	0	0	1,761	1,021	740
Money market and other funds(2)	1,814	0	0	1,814	1,814	0
Mutual funds(4)	213	2	0	215	0	215
U.S. government agencies	2,160	2	0	2,162	0	2,162
Foreign government bonds	2,285	29	(10)	2,304	0	2,304
Municipal securities	3,825	66	(2)	3,889	27	3,862
Corporate debt securities	14,366	172	(132)	14,406	322	14,084
Agency mortgage-backed securities	10,865	118	(13)	10,970	0	10,970
Asset-backed securities	2,965	1	(3)	2,963	0	2,963
	40,254	390	(160)	40,484	3,184	37,300
Total	$74,780	$645	$(161)	$75,264	$15,111	$60,153

(1)	The majority of our time deposits are foreign deposits.

(2)
The balances as of December 31, 2015 and March 31, 2016 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See section titled "Securities Lending Program" below for further discussion of this program.

(3)	Fixed-income bond funds consist of mutual funds that primarily invest in corporate and government bonds.

(4)	The fair value option was elected for mutual funds with gains (losses) recognized in other income (expense), net.
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross gains of $77 million and $68 million for the three months ended March 31, 2015 and 2016. We recognized gross losses of $45 million and $235 million for the three months ended March 31, 2015 and 2016. We reflect these gains and losses as a component of other income (expense), net, in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of March 31, 2016
Due in 1 year	$9,102
Due in 1 year through 5 years	31,651
Due in 5 years through 10 years	7,590
Due after 10 years	11,061
Total	$59,404

Table of Contents	Alphabet Inc.

Impairment Considerations for Marketable Investments
The following tables present gross unrealized losses and fair values for those marketable investments that were in an unrealized loss position as of December 31, 2015 and March 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$13,757	$(48)	$0	$0	$13,757	$(48)
U.S. government agencies	864	(3)	0	0	864	(3)
Foreign government bonds	885	(18)	36	(5)	921	(23)
Municipal securities	1,116	(3)	41	(1)	1,157	(4)
Corporate debt securities	9,192	(202)	784	(76)	9,976	(278)
Agency mortgage-backed securities	5,783	(34)	721	(23)	6,504	(57)
Asset-backed securities	2,508	(7)	386	(1)	2,894	(8)
Total	$34,105	$(315)	$1,968	$(106)	$36,073	$(421)

	As of March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes	$2,037	$(1)	$0	$0	$2,037	$(1)
Foreign government bonds	544	(6)	46	(4)	590	(10)
Municipal securities	606	(1)	51	(1)	657	(2)
Corporate debt securities	3,583	(83)	785	(49)	4,368	(132)
Agency mortgage-backed securities	1,012	(3)	836	(10)	1,848	(13)
Asset-backed securities	1,281	(1)	328	(2)	1,609	(3)
Total	$9,063	$(95)	$2,046	$(66)	$11,109	$(161)
During the three months ended March 31, 2015, we did not recognize any other-than-temporary impairment loss. During the three months ended March 31, 2016, we recognized $87 million of other-than-temporary impairment losses related to our marketable equity securities. Those losses are included in gains (losses) on marketable securities, net, as a component of other income (expense), net, in the accompanying Consolidated Statements of Income. See Note 8 for further details on other income (expense), net.
Securities Lending Program
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

Table of Contents	Alphabet Inc.

Our securities lending transactions were accounted for as secured borrowings with significant investment categories as follows (in millions):

	As of December 31, 2015
	Remaining Contractual Maturity of the Agreements
Securities Lending Transactions	Overnight and Continuous	Up to 30 days	30 - 90 Days	Greater Than 90 Days	Total
U.S. government notes	$1,322	$31	$0	$306	$1,659
U.S. government agencies	504	77	0	0	581
Corporate debt securities	188	0	0	0	188
Total	$2,014	$108	$0	$306	$2,428
Gross amount of recognized liabilities for securities lending in offsetting disclosure					$2,428
Amounts related to agreements not included in securities lending in offsetting disclosure					$0

	As of March 31, 2016
	Remaining Contractual Maturity of the Agreements
Securities Lending Transactions	Overnight and Continuous	Up to 30 days	30 - 90 Days	Greater Than 90 Days	Total
	(unaudited)
U.S. government notes	$1,090	$2	$156	$102	$1,350
U.S. government agencies	241	395	0	0	636
Corporate debt securities	185	0	0	0	185
Total	$1,516	$397	$156	$102	$2,171
Gross amount of recognized liabilities for securities lending in offsetting disclosure					$2,171
Amounts related to agreements not included in securities lending in offsetting disclosure					$0
Derivative Financial Instruments
We recognize derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e. gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as other income (expense), net, revenues, or accumulated other comprehensive income (AOCI) in the accompanying Consolidated Balance Sheets, as discussed below.
We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. We use certain interest rate derivative contracts to hedge interest rate exposures on our fixed income securities and debt issuances. Our program is not used for trading or speculative purposes.
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2015 and March 31, 2016, we received cash collateral related to the derivative instruments under our collateral security arrangements of $192 million and $60 million.
Cash Flow Hedges
We use options to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar and at times we use interest rate swaps to effectively lock interest rates on anticipated debt issuances. These transactions are designated as cash flow hedges. The notional principal of these contracts was approximately $16.4 billion and $15.1 billion as of December 31, 2015 and March 31, 2016, respectively. These contracts have maturities of 36 months or less.
We reflect gains or losses on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify cumulative gains and losses to revenues or interest expense when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to other income (expense), net. Further, we exclude the change in the time value of the options from our

Table of Contents	Alphabet Inc.

assessment of hedge effectiveness. We record the time value of an option on the date of purchase as an asset. Thereafter, we recognize changes to this time value in other income (expense), net.
As of March 31, 2016, the effective portion of our cash flow hedges before tax effect was $237 million, of which $181 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude the difference between spot rates and forward rates for these forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.8 billion and $1.8 billion as of December 31, 2015 and March 31, 2016, respectively.
We use interest rate swaps designated as fair value hedges to hedge interest rate risk for certain fixed rate securities. The notional principal of these contracts was $295 million and $295 million as of December 31, 2015 and March 31, 2016, respectively.
Gains and losses on these forward contracts and interest rate swaps are recognized in other income (expense), net, along with the offsetting losses and gains of the related hedged items. Cash flows from these forward contracts and interest rate swaps are reported within investment activities in the Consolidated Statements of Cash Flows, consistent with the impact of the hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $7.5 billion and $6.3 billion as of December 31, 2015 and March 31, 2016, respectively.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in other income (expense), net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into other income (expense), net. The total notional amounts of interest rate contracts outstanding were $50 million as of December 31, 2015 and $200 million as of March 31, 2016.

Table of Contents	Alphabet Inc.

The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2015
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$626	$2	$628
Total		$626	$2	$628
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$1	$13	$14
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	2	0	2
Total		$3	$13	$16

		As of March 31, 2016
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$436	$2	$438
Total		$436	$2	$438
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$1	$3	$4
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	6	0	6
Total		$7	$3	$10

Table of Contents	Alphabet Inc.

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended
	March 31,
Derivatives in Cash Flow Hedging Relationship	2015	2016
Foreign exchange contracts	$836	$33

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended
		March 31,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2015	2016
Foreign exchange contracts	Revenues	$311	$169
Interest rate contracts	Other income (expense), net	1	1
Total		$312	$170

	Gains (Losses) Recognized in Income on Derivatives (1) (Amount Excluded from Effectiveness Testing and Ineffective Portion)
		Three Months Ended
		March 31,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2015	2016
Foreign exchange contracts	Other income (expense), net	$(101)	$(139)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended
		March 31,
Derivatives in Fair Value Hedging Relationship	Income Statement Location	2015	2016
Foreign Exchange Hedges:
Foreign exchange contracts	Other income (expense), net	$111	$(28)
Hedged item	Other income (expense), net	(113)	28
Total		$(2)	$0
Interest Rate Hedges:
Interest rate contracts	Other income (expense), net	$(2)	$(5)
Hedged item	Other income (expense), net	2	5
Total		$0	$0

(2)	Losses related to the amount excluded from effectiveness testing of the hedges were $2 million for the three months ended March 31, 2015 and $0 million for the three months ended March 31, 2016.

Table of Contents	Alphabet Inc.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
Derivatives Not Designated As Hedging Instruments	Income Statement Location	2015	2016
Foreign exchange contracts	Other income (expense), net	$157	$(74)
Interest rate contracts	Other income (expense), net	(7)	(8)
Total		$150	$(82)
Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements
We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2015 and March 31, 2016, these offsetting arrangements were as follows (in millions):

Offsetting of Assets
	As of December 31, 2015
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$628	$0	$628		$(13)	(1)	$(189)	$(214)	$212
Reverse repurchase agreements	1,590	0	1,590	(2)	0		0	(1,590)	0
Total	$2,218	$0	$2,218		$(13)		$(189)	$(1,804)	$212

	As of March 31, 2016
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$438	$0	$438		$(2)	(1)	$(57)	$(114)	$265
Reverse repurchase agreements	2,164	0	2,164	(2)	0		0	(2,164)	0
Total	$2,602	$0	$2,602		$(2)		$(57)	$(2,278)	$265

(1)
The balances as of December 31, 2015 and March 31, 2016 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2)
The balances as of December 31, 2015 and March 31, 2016 included $1,140 million and $1,814 million, respectively, recorded in cash and cash equivalents, and $450 million and $350 million, respectively, recorded in receivable under reverse repurchase agreements.

Table of Contents	Alphabet Inc.

Offsetting of Liabilities
	As of December 31, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$16	$0	$16	$(13)	(3)	$(3)	$0	$0
Securities lending agreements	2,428	0	2,428	0		0	(2,401)	27
Total	$2,444	$0	$2,444	$(13)		$(3)	$(2,401)	$27

	As of March 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$10	$0	$10	$(2)	(3)	$(3)	$0	$5
Securities lending agreements	2,171	0	2,171	0		0	(2,145)	26
Total	$2,181	$0	$2,181	$(2)		$(3)	$(2,145)	$31

(3)
The balances as of December 31, 2015 and March 31, 2016 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 3. Non-Marketable Investments
Our non-marketable investments include non-marketable equity investments and non-marketable debt securities.
Non-Marketable Equity Investments
Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity or cost method and are not required to be consolidated under the variable interest or voting models. As of December 31, 2015 and March 31, 2016, investments accounted for under the equity method had a carrying value of approximately $1.6 billion and $1.7 billion, respectively. Our share of gains and losses in equity method investments was a net loss of approximately $30 million and $105 million for the three months ended March 31, 2015 and 2016, respectively. We reflect these losses as a component of other income (expense), net, in the accompanying Consolidated Statements of Income. As of December 31, 2015 and March 31, 2016, investments accounted for under the cost method had a carrying value of $2.6 billion and $2.7 billion, respectively, and a fair value of approximately $7.5 billion and $7.8 billion, respectively. The fair value of the cost method investments are primarily determined from data leveraging private-market transactions and are classified within Level 3 in the fair value hierarchy. We periodically review our non-marketable equity investments for impairment. No material impairments were recognized for the three months ended March 31, 2015 and 2016.
Certain renewable energy investments included in our non-marketable equity investments are variable interest entities (VIEs). Our involvement with investments in renewable energy relate to our equity investments in entities whose activities involve power generation. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly impact the entity's economic performance such as setting operating budgets. Therefore, we do not consolidate these entities in our financial statements because we do not have the power to direct the activities of the VIE that most significantly impact the VIEs economic performance. We account for these investments under the equity method. The carrying value of our renewable energy investments accounted for under the equity method that are VIEs is $1.3 billion with the maximum exposure of $1.3 billion as of December 31, 2015 and $1.4 billion with the maximum exposure of $1.4 billion as of March 31, 2016, respectively.  The carrying value and maximum exposure amounts as of December 31, 2015 have been revised to reflect the impact of the adoption of ASU 2015-02. The maximum exposure is based on current investments to date plus future funding commitments.  We have determined the single source of our exposure to these VIEs is our capital investment in these entities. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether

Table of Contents	Alphabet Inc.

we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.
Non-Marketable Debt Securities
Our non-marketable debt securities are primarily preferred stock that are redeemable at our option and convertible notes issued by private companies. The cost of these securities was $1.0 billion and $1.0 billion as of December 31, 2015 and March 31, 2016, respectively. These debt securities do not have readily determinable market values and are categorized accordingly as Level 3 in the fair value hierarchy. To estimate the fair value of these securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows; and illiquidity considerations. Financial information of private companies may not be available and consequently we will estimate the value based on the best available information at the measurement date. No material impairments were recognized for the three months ended March 31, 2015 and 2016.
The following table presents a reconciliation for our non-marketable debt securities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions, unaudited):

	Three Months Ended
	March 31,
	2015	2016
Beginning balance	$90	$1,024
Total net gains or losses
Included in other comprehensive income	0	90
Purchases	908	24
Sales	0	(6)
Ending balance	$998	$1,132
Note 4. Debt
Short-Term Debt
Google had a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper and a $3.0 billion revolving credit facility as of December 31, 2015. In February 2016, we replaced Google's existing debt financing program with a new debt financing program that allows us to issue up to $5.0 billion of commercial paper from time to time and to draw on a $4.0 billion revolving credit facility, which expires in February 2021. Net proceeds from these programs are used for general corporate purposes. As of December 31, 2015 and March 31, 2016, we had $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.2% and 0.5%, respectively. The interest rate for the credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the credit facility as of December 31, 2015 and March 31, 2016. The estimated fair value of the short-term debt approximated its carrying value as of December 31, 2015 and March 31, 2016.

Table of Contents	Alphabet Inc.

Long-Term Debt
Google issued $3.0 billion of unsecured senior notes in three tranches (collectively, the "2011 Notes") in May 2011, due in 2014, 2016, and 2021, as well as $1.0 billion of unsecured senior notes (the "2014 Notes") in February 2014 due 2024. The net proceeds from the issuance of the 2011 Notes were used to repay a portion of the outstanding commercial paper and for general corporate purposes. The net proceeds from the issuance of the 2014 Notes were used for the repayment of the portion of the principal amount of our 2011 Notes which matured on May 19, 2014 and for general corporate purposes. The total outstanding 2011 Notes and 2014 Notes are summarized below (in millions):

	As of December 31, 2015	As of March 31, 2016
		(unaudited)
Short-Term Portion of Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000	$1,000
Capital Lease Obligation	225	223
Total Short-Term Portion of Long-Term Debt	$1,225	$1,223

Long-Term Debt
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
Unamortized discount for the Notes above	(5)	(13)
Total Long-Term Debt	$1,995	$1,987
The effective interest yields of the Notes due in 2016, 2021, and 2024 were 2.241%, 3.734%, and 3.377%, respectively. Interest on the 2011 and 2014 Notes is payable semi-annually. The 2011 and 2014 Notes rank equally with each other and with all of our other senior unsecured and unsubordinated indebtedness outstanding from time to time. We may redeem the 2011 and 2014 Notes at any time in whole or in part at specified redemption prices. We are not subject to any financial covenants under the 2011 Notes or the 2014 Notes. The total estimated fair value of the outstanding 2011 and 2014 Notes was approximately $3.1 billion as of December 31, 2015 and $3.2 billion as of March 31, 2016. The fair value of the outstanding 2011 and 2014 Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property which expires in 2028. We intend to exercise the option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of December 31, 2015 and March 31, 2016.
In April 2016, we completed an exchange offer with eligible holders of Google’s 3.625% Notes due 2021 and 3.375% Notes due 2024. An aggregate principal amount of approximately $1.7 billion of the Google Notes was exchanged for approximately $1.7 billion of Alphabet Notes. Because the exchange was between a parent and the subsidiary company and for substantially identical notes, the change will be treated as a debt modification for accounting purposes with no gains or losses recognized.

Table of Contents	Alphabet Inc.

Note 5. Balance Sheet Components
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2015	As of March 31, 2016
		(unaudited)
Land and buildings	$16,518	$18,028
Information technology assets	13,645	13,858
Construction in progress	7,324	7,198
Leasehold improvements	2,576	2,827
Furniture and fixtures	83	84
Property and equipment, gross	40,146	41,995
Less: accumulated depreciation and amortization	(11,130)	(11,833)
Property and equipment, net	$29,016	$30,162
Assets under capital lease with a cost basis of $484 million were included in property and equipment as of March 31, 2016.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2014	$(980)	$421	$586	$27
Other comprehensive income (loss) before reclassifications	(923)	221	562	(140)
Amounts reclassified from AOCI	0	(27)	(231)	(258)
Other comprehensive income (loss)	(923)	194	331	(398)
Balance as of March 31, 2015	$(1,903)	$615	$917	$(371)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2015	$(2,047)	$(86)	$259	$(1,874)
Other comprehensive income (loss) before reclassifications	156	356	16	528
Amounts reclassified from AOCI	0	169	(117)	52
Other comprehensive income (loss)	156	525	(101)	580
Balance as of March 31, 2016	$(1,891)	$439	$158	$(1,294)

Table of Contents	Alphabet Inc.

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended
		March 31,
AOCI Components	Location	2015	2016

Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$32	$(169)
	Provision for income taxes	(5)	0
	Net of tax	$27	$(169)

Unrealized gains on cash flow hedges
Foreign exchange contracts	Revenue	$311	$169
Interest rate contracts	Other income (expense), net	1	1
	Provision for income taxes	(81)	(53)
	Net of tax	$231	$117

Total amount reclassified, net of tax		$258	$(52)
Note 6. Calico
On September 18, 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. As of March 31, 2016, we have contributed $240 million to Calico in exchange for Calico convertible preferred units and have also committed to fund an additional $490 million on an as-needed basis.
As a result of the adoption of ASU 2014-10 in the first quarter of 2016, we determined that Calico is a VIE. Calico's results of operations and statement of financial position continue to be included in our consolidated financial statements as we have the power to direct the activities that most significantly impact its economic performance.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of March 31, 2016, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of March 31, 2016, Calico has contributed $250 million and committed up to an additional $500 million.
Calico has used its scientific expertise to establish a world-class research and development facility, with a focus on drug discovery and early drug development; and AbbVie provides scientific and clinical development support and its commercial expertise to bring new discoveries to market. Both companies share costs and profits equally. AbbVie's contribution has been recorded as a liability on Calico's financial statements, which is reduced and reflected as a reduction to research and development expense as eligible research and development costs are incurred by Calico over the next few years.

Table of Contents	Alphabet Inc.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2015	$15,456	$413	$15,869
Acquisitions	7	0	7
Dispositions	0	0	0
Foreign currency translation and other adjustments	(8)	(2)	(10)
Balance as of March 31, 2016	$15,455	$411	$15,866
Other Intangible Assets
Information regarding our purchased intangible assets was as follows (in millions):

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$6,592	$3,213	$3,379
Customer relationships	1,343	1,201	142
Trade names and other	795	469	326
Total	$8,730	$4,883	$3,847

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$6,599	$3,390	$3,209
Customer relationships	1,346	1,215	131
Trade names and other	799	482	317
Total	$8,744	$5,087	$3,657
Amortization expense relating to our purchased intangible assets was $239 million and $216 million for the three months ended March 31, 2015 and 2016, respectively.
As of March 31, 2016, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2016	$609
2017	736
2018	648
2019	537
2020	442
Thereafter	685
$3,657

Table of Contents	Alphabet Inc.

Note 8. Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2015	2016
Interest income	$226	$270
Interest expense	(26)	(30)
Foreign currency exchange losses, net	(62)	(186)
Gain (loss) on marketable securities, net	32	(167)
Loss on non-marketable investments, net	(48)	(113)
Other	35	13
Other income (expense), net	$157	$(213)
Note 9. Contingencies
Legal Matters
Antitrust Investigations
On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us. On April 15, 2015, the EC issued a Statement of Objections (SO) regarding the display and ranking of shopping search results. The EC also opened a formal investigation into Android. We responded to the SO on August 27, 2015 and will continue to cooperate with the EC. On April 20, 2016, the EC issued an SO regarding certain Android distribution practices. We will respond to the SO later this year and will continue to cooperate with the EC.
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India (CCI), Brazil's Council for Economic Defense (CADE), and the Federal Antimonopoly Service (FAS) of the Russian Federation have also opened investigations into certain of our business practices. In August 2015, we received the CCI Director General's report with interim findings of competition law infringements regarding search and ads. In September 2015, FAS found that there has been a competition law infringement in Android mobile distribution. We will respond to the CCI's report and are appealing the FAS decision. In April 2016, the Canadian Competition Bureau informed us that it was closing its antitrust investigations of our business practices.
The state attorney general from Mississippi issued subpoenas in 2011 and 2012 in an antitrust investigation of our business practices. We have responded to those subpoenas, and we remain willing to cooperate with them if they have any further information requests.
Patent and Intellectual Property Claims
We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business. In addition, the U.S. International Trade Commission (ITC) has increasingly become an important forum to litigate intellectual property disputes because an ultimate loss for a company or its suppliers in an ITC action could result in a prohibition on importing infringing products into the U.S. Because the U.S. is an important market, a prohibition on importation could have an adverse effect on us, including preventing us from importing many important products into the U.S. or necessitating workarounds that may limit certain features of our products.
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
Oracle America, Inc. (Oracle) has a pending copyright lawsuit against Google in the Northern District of California, alleging that Google's Android infringes Oracle's copyrights related to certain Java application programming interfaces. A trial is scheduled to begin on May 9, 2016 regarding Google's defenses to copyright infringement and Oracle's claims

Table of Contents	Alphabet Inc.

for damages and injunctive relief. We believe this lawsuit is without merit and are defending ourselves vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
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
Taxes
We are under audit by the Internal Revenue Service (IRS) and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters. We have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it would result in a further charge to expense.
Please see Note 12 for additional information regarding contingencies related to our income taxes.

Table of Contents	Alphabet Inc.

Note 10. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands and per share amounts, unaudited):

	Three Months Ended March 31,
	2015			2016
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,482	$273	$1,760	$1,795	$305	$2,107
Denominator
Number of shares used in per share computation	287,043	52,846	341,026	293,383	49,915	344,220
Basic net income per share	$5.16	$5.16	$5.16	$6.12	$6.12	$6.12
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,482	$273	$1,760	$1,795	$305	$2,107
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	273	0	0	305	0	0
Reallocation of undistributed earnings	(8)	(4)	8	(20)	(5)	20
Allocation of undistributed earnings	$1,747	$269	$1,768	$2,080	$300	$2,127
Denominator
Number of shares used in basic computation	287,043	52,846	341,026	293,383	49,915	344,220
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	52,846	0	0	49,915	0	0
Employee stock options	1,694	0	1,650	1,694	0	1,618
Restricted stock units and other contingently issuable shares	1,045	0	4,194	821	0	7,660
Number of shares used in per share computation	342,628	52,846	346,870	345,813	49,915	353,498
Diluted net income per share	$5.10	$5.10	$5.10	$6.02	$6.02	$6.02
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 11. Stockholders’ Equity
Stock-Based Compensation
The following table presents our aggregate stock-based compensation (SBC) expense by type of costs and expenses per the Consolidated Statements of Income (in millions, unaudited):

	Three Months Ended
	March 31,
	2015	2016
Cost of revenues	$160	$241
Research and development	615	745
Sales and marketing	205	242
General and administrative	223	272
Total stock-based compensation expense	$1,203	$1,500
SBC expense associated with awards expected to be ultimately settled in cash totaled $0 million and $6 million in the three months ended March 31, 2015 and 2016, respectively. Awards which we expect to be ultimately settled in cash are classified as liabilities in our Consolidated Balance Sheets.

Table of Contents	Alphabet Inc.

Beginning in Q1 2016, we account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $133 million reduction to retained earnings as of January 1, 2016.
Stock-Based Award Activities
The following table summarizes the activities for our stock options for the three months ended March 31, 2016:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2015	4,898,983	$221.31
Granted	0	N/A
Exercised	(215,121)	$196.54
Forfeited/canceled	(4,662)	$248.85
Balance as of March 31, 2016	4,679,200	$222.40	3.4	$2,488
Exercisable as of March 31, 2016	4,272,224	$213.39	3.2	$2,310

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $762.90 and $744.95 for our Class A common stock and Class C capital stock, respectively, on March 31, 2016.

The following table summarizes the activities for our unvested restricted stock units (RSUs) for the three months ended March 31, 2016:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2015	25,741,186	$531.74
Granted	1,705,909	$728.01
Vested	(2,793,284)	$505.64
Forfeited/canceled	(410,366)	$515.87
Unvested as of March 31, 2016	24,243,445	$548.55
As of March 31, 2016, there was $12.1 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.
Share Repurchases
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. In January 2016, the board of directors of Alphabet authorized the company to repurchase an additional amount of approximately 514 thousand shares. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of 10b5-1 plans. The repurchase program does not have an expiration date. For the three months ended March 31, 2016, we repurchased and subsequently retired approximately 3.2 million shares of Alphabet Class C capital stock for an aggregate amount of approximately $2.3 billion, of which $2.1 billion was paid in cash as of March 31, 2016.
Note 12. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $4.2 billion and $4.2 billion as of December 31, 2015 and March 31, 2016. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3.6 billion and $3.6 billion as of December 31,

Table of Contents	Alphabet Inc.

2015 and March 31, 2016. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.
Our effective tax rate is lower than the U.S. statutory rate primarily because of more earnings realized in countries that have lower statutory tax rates. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States.
In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust the provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, we do not believe it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.
We have received tax assessments in multiple foreign jurisdictions asserting transfer pricing adjustments or permanent establishment. We continue to defend against any and all such claims as presented. While we believe it is more likely than not that our tax position will be sustained, it is reasonably possible that we will have future obligations related to these matters.
In the first quarter of 2016, SBC excess tax benefits of $211 million were reflected in the Consolidated Statements of Income as a component of the provision for income taxes as a result of the early adoption of ASU 2016-09. Please refer to Note 1 for more details regarding the adoption of ASU 2016-09.
Note 13. Information about Segments and Geographic Areas
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the operating segments are combined and disclosed below as Other Bets.
Our reported segments are described below:

•
Google – Google includes our main internet products such as Search, Ads, Commerce, Maps, YouTube, Apps, Cloud, Android, Chrome, Google Play as well as hardware products we sell, such as Chromecast, Chromebooks and Nexus. Our technical infrastructure and newer efforts like Virtual Reality are also included in Google. Google generates revenues primarily from advertising, sales of digital content, apps and cloud offerings for enterprise, as well as sales of Google branded hardware.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access/Google Fiber, Calico, Nest, Verily, GV, Google Capital, X, and other initiatives. Revenues from the Other Bets are derived primarily through the sales of Nest hardware products, internet and TV services through Google Fiber and licensing and R&D services through Verily.

Revenue, cost of revenue, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our Chief Operating Decision Maker does not evaluate operating segments using asset information.
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2015	2016
Revenues:
Google	$17,178	$20,091
Other Bets	80	166
Total revenues	$17,258	$20,257

Table of Contents	Alphabet Inc.

	Three Months Ended
	March 31,
	2015	2016
Operating income (loss):
Google	$5,188	$6,272
Other Bets	(633)	(802)
Reconciling items(1)	(108)	(128)
Total income from operations	$4,447	$5,342

(1)	Reconciling items are primarily related to corporate administrative costs and other miscellaneous items that are not allocated to individual segments.

	Three Months Ended
	March 31,
	2015	2016
Capital expenditures:
Google	$2,678	$2,036
Other Bets	157	280
Reconciling items(2)	92	112
Total capital expenditures as presented in Consolidated Statements of Cash Flows	$2,927	$2,428

(2)
Reconciling items are primarily related to timing differences of payments as segment capital expenditures are on accrual basis while total capital expenditures shown on the Consolidated Statements of Cash Flows are on cash basis and other miscellaneous differences.

Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as below (in millions, unaudited):

	Three Months Ended
	March 31,
	2015	2016
Stock-based compensation:
Google	$1,055	$1,316
Other Bets	117	145
Reconciling items(3)	31	33
Total stock based compensation(4)	$1,203	$1,494

Depreciation, amortization and impairment:
Google	$1,137	$1,317
Other Bets	40	54
Total depreciation, amortization and impairment as presented in Consolidated Statements of Cash Flows	$1,177	$1,371

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)
For purposes of segment reporting, we define SBC as awards accounted for under FASB ASC Topic 718 that we expect to settle in stock. SBC does not include expenses related to awards that we will ultimately settle in cash.

Table of Contents	Alphabet Inc.

Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions, unaudited):

	Three Months Ended
	March 31,
	2015	2016
Revenues:
United States	$7,721	$9,381
United Kingdom	1,675	1,921
Rest of the world	7,862	8,955
Total revenues	$17,258	$20,257

	As of December 31, 2015	As of March 31, 2016
		(unaudited)
Long-lived assets:
United States	$43,686	$44,913
International	13,661	13,879
Total long-lived assets	$57,347	$58,792

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Here are our key financial results for the three months ended March 31, 2016:

•	Revenues of $20.3 billion and revenue growth of 17% year over year, constant currency revenue growth of 23% year over year.

•	Google segment revenues of $20.1 billion with revenue growth of 17% year over year and Other Bets revenues of $0.2 billion.

•	Revenues from the United States, the United Kingdom, and Rest of the world were $9.4 billion, $1.9 billion, and $9.0 billion, respectively.

•
Cost of revenues was $7.6 billion, consisting of traffic acquisition costs of $3.8 billion and other cost of revenues of $3.8 billion. Traffic acquisition costs as a percentage of advertising revenues was 21%.

•	Operating expenses (excluding cost of revenues) were $7.3 billion.

•	Income from operations was $5.3 billion.

•	Effective tax rate was 18%.

•	Net income was $4.2 billion with diluted net income per share for Class A and B common stock and Class C capital stock of $6.02.

•	Operating cash flow was $7.7 billion.

•	Capital expenditures were $2.4 billion.

•	Headcount increased to 64,115 as of March 31, 2016.
Information about Segments
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the operating segments are combined and disclosed below as Other Bets.

Table of Contents	Alphabet Inc.

Our reported segments are described below:

•
Google – Google includes our main internet products such as Search, Ads, Commerce, Maps, YouTube, Apps, Cloud, Android, Chrome, Google Play as well as hardware products we sell, such as Chromecast, Chromebooks and Nexus. Our technical infrastructure and newer efforts like Virtual Reality are also included in Google. Google generates revenues primarily from advertising, sales of digital content, apps and cloud offerings for enterprise, as well as sales of Google branded hardware.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access/Google Fiber, Calico, Nest, Verily, GV, Google Capital, X, and other initiatives. Revenues from the Other Bets are derived primarily through the sales of Nest hardware products, internet and TV services through Google Fiber and licensing and R&D services through Verily.

Please refer to Note 13 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Consolidated Results of Operations
The following table presents our operating results as a percentage of revenues for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	36.8	37.8
Research and development	16.0	16.6
Sales and marketing	12.0	11.8
General and administrative	9.4	7.4
Total costs and expenses	74.2	73.6
Income from operations	25.8	26.4
Other income (expense), net	0.9	(1.1)
Income before income taxes	26.7	25.3
Provision for income taxes	6.3	4.5
Net income	20.4%	20.8%

Table of Contents	Alphabet Inc.

Consolidated Revenues
The following table presents our consolidated revenues, by segment and revenue source, for the periods presented (in millions):

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Google segment
Google websites	$11,932	$14,328
Google Network Members' websites	3,576	3,692
Google advertising revenues	15,508	18,020
Google other revenues	1,670	2,071
Google segment revenues	$17,178	$20,091

Other Bets
Other Bets revenues	$80	$166

Consolidated revenues	$17,258	$20,257
Google segment
The following table presents our Google segment revenues (in millions) and changes in our aggregate paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Google segment revenues	$17,178	$20,091
Google segment revenues as a percentage of consolidated revenues	99.5%	99.2%
Aggregate paid clicks change		29%
Aggregate cost-per-click change		(9)%
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
Cost-per-click is defined as click-driven revenue divided by our total number of paid clicks and represents the average cost we charge advertisers for each engagement by users.
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
Google websites
The following table presents our Google websites revenues (in millions) and changes in our paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Google websites	$11,932	$14,328
Google websites as a percentage of Google segment revenues	69.5%	71.3%
Paid clicks change		38%
Cost-per-click change		(12)%
Google websites revenues consist primarily of:

•	AdWords revenue that is generated on Google.com. This includes revenue from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.;

•	Advertising revenue generated on YouTube, including, but not limited to YouTube TrueView and Google Preferred; and

•	Advertising revenue generated from other Google owned and operated properties like Gmail, Finance, Maps, and Google Play.
Our Google websites revenues increased $2,396 million from the three months ended March 31, 2015 to the three months ended March 31, 2016 and also increased as a percentage of Google segment revenues. Our Google websites revenue growth was primarily driven by increases in mobile search due to ongoing improvements in ad formats and delivery, growth in desktop and tablet search, as well as growth in YouTube video advertising across TrueView and Google Preferred, with a growing contribution from app promotions, partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs increased from the three months ended March 31, 2015 to the three months ended March 31, 2016 due to growth in the adoption of YouTube engagement ads, improvements we have made in ad formats and delivery, and continued global expansion of our products, advertisers and user base across all platforms, particularly mobile. The positive impact on our revenues from paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was primarily driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other platforms, as well as changes in property and device mix, product mix, geographic mix, and ongoing product changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.

Table of Contents	Alphabet Inc.

Google Network Members' websites
The following table presents our Google Network Members' websites revenues (in millions) and changes in our paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Google Network Members' websites	$3,576	$3,692
Google Network Members' websites revenues as a percentage of Google segment revenues	20.8%	18.4%
Paid clicks change		2%
Cost-per-click change		(8)%
Google Network Members' websites revenues consist primarily of:

•	AdSense (such as AdSense for Search, AdSense for Content, etc.);

•	AdExchange;

•	AdMob;

•	All DoubleClick-related revenues including DoubleClick Bid Manager revenues; and

•	Other Network products including AdSense for Domains.
Our Google Network Members' websites revenues increased $116 million from the three months ended March 31, 2015 to the three months ended March 31, 2016. The increase was primarily driven by strength in programmatic advertising buying, offset by our traditional network businesses and the general strengthening of the U.S. dollar compared to certain foreign currencies. The decrease in Network Members' websites revenues as a percentage of Google segment revenues is due to relatively slower growth of Network Members' websites revenues compared to that of Google websites revenues as well as Google other revenues.
The increase in paid clicks and decrease in cost-per-click paid by our advertisers resulted from ongoing product and policy changes, changes in property and device mix, product mix, and geographic mix, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions) for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Google other revenues	$1,670	$2,071
Google other revenues as a percentage of Google segment revenues	9.7%	10.3%
Google other revenues consist primarily of:
•Sales of apps and media content in the Google Play store;

•	Sales of certain Google branded hardware, such as Chromecast;
•Service fees received for cloud and apps and our Maps API; and
•Licensing-related revenue.
Google other revenues increased $401 million from the three months ended March 31, 2015 to the three months ended March 31, 2016 and increased as a percentage of Google segment revenues. These increases were primarily due to the growth of our sales of digital content products in the Google Play store, primarily apps (revenues which we recognize net of payout to partners) as well as growth in revenues from cloud and apps offerings for enterprise. In addition, there was an increase in revenues from hardware sales.

Table of Contents	Alphabet Inc.

Other Bets
The following table presents our Other Bets revenues (in millions) for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Other Bets revenues	$80	$166
Other Bets revenues as a percentage of consolidated revenues	0.5%	0.8%
Other Bets revenues consist primarily of:

•	Sales of Nest branded hardware;

•	Revenues from internet and TV services; and

•	Revenues from licensing and R&D services.
Our Other Bets revenues increased $86 million from the three months ended March 31, 2015 to the three months ended March 31, 2016 and increased as a percentage of consolidated revenues. The increase was primarily driven by sales of Nest branded hardware and revenues from licensing and R&D services. In addition, there was an increase in revenues from internet and TV services.
Consolidated Revenues by Geography
The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
United States	45%	46%
United Kingdom	10%	9%
Rest of the world	45%	45%
For the amounts of revenues by geography, please refer to Note 13 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Table of Contents	Alphabet Inc.

The following table presents our foreign exchange impact on United Kingdom revenues, Rest of the world revenues, and total consolidated revenues for the current period (in millions):

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
United Kingdom revenues	$1,675	$1,921
Exclude: Foreign exchange impact on current year revenues using prior period rates	N/A	129
Exclude: Hedging (gains) recognized	(20)	(42)
Constant currency United Kingdom revenues	$1,655	$2,008
United Kingdom revenue growth rate		15%
United Kingdom constant currency revenue growth rate		21%

Rest of the world revenues	$7,862	$8,955
Exclude: Foreign exchange impact on current year revenues using prior period rates	N/A	633
Exclude: Hedging (gains) recognized	(291)	(127)
Constant currency Rest of the world revenues	$7,571	$9,461
Rest of the world revenue growth rate		14%
Rest of the world constant currency revenue growth rate		25%

United States revenues	$7,721	$9,381
United States revenue growth rate		21%

Total consolidated revenues	$17,258	$20,257
Constant currency total consolidated revenues	$16,947	$20,850
Total consolidated revenue growth rate		17%
Constant currency total consolidated revenue growth rate		23%
For the three months ended March 31, 2016, our revenues from the United Kingdom were unfavorably impacted by changes in foreign currency exchange rates as the U.S. dollar strengthened relative to the British pound.
For the three months ended March 31, 2016 our revenues from the Rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to the Euro and Brazilian Real.
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

•	Credit card and other transaction fees related to processing customer transactions;

•	Stock-based compensation expense;

•	Revenue share payments to mobile carriers;

•	Inventory costs for hardware we sell; and

Table of Contents	Alphabet Inc.

•	Amortization of certain intangible assets.
The following tables present our cost of revenues as well as our traffic acquisition costs for the periods presented (in millions):

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Traffic acquisition costs	$3,345	$3,788
Other cost of revenues	3,011	3,860
Total cost of revenues	$6,356	$7,648
Total cost of revenues as a percentage of revenues	36.8%	37.8%

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Traffic acquisition costs to Google Network Members	$2,432	$2,571
Traffic acquisition costs to distribution partners	913	1,217
Traffic acquisition costs	$3,345	$3,788
Traffic acquisition costs as a percentage of advertising revenues	21.6%	21.0%
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
Cost of revenues increased $1,292 million and increased as a percentage of revenues from the three months ended March 31, 2015 to the three months ended March 31, 2016. The increase was primarily due to increases in traffic acquisition costs of $443 million, resulting from more fees paid to our distribution partners for additional traffic directed to Google websites, as well as more advertiser fees generated through our AdSense program driven primarily by an increase in advertising revenues. The remaining increase was driven by increases in data center costs, content acquisition costs as a result of increased activities related to YouTube and digital content, and hardware inventory costs. The decrease in aggregate traffic acquisition costs as a percentage of advertising revenues was primarily a result of a shift of mix from Google Network Members' websites revenue to Google websites revenue, partially offset by the impact of the increase in mobile and programmatic advertising buying, which generally carry higher traffic acquisition costs.
We expect cost of revenues will increase in dollar amount and fluctuate as a percentage of total revenues in the remainder of 2016 and future periods, based on a number of factors, including the following:

•	The relative growth rates of revenues from Google websites and from our Google Network Members’ websites;

•	The growth rates of expenses associated with our data center operations, content acquisition costs, as well as our hardware inventory costs;

•	Increased proportion of non-advertising revenues as part of our total revenues;

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

Research and Development
The following table presents our R&D expenses (in millions) for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Research and development expenses	$2,753	$3,367
Research and development expenses as a percentage of revenues	16.0%	16.6%
R&D expenses consist primarily of:

•	Labor and facilities-related costs for employees responsible for R&D of our existing and new products and services;

•	Depreciation and equipment-related expenses; and

•	Stock-based compensation expense.
R&D expenses increased $614 million and increased as a percentage of revenues from the three months ended March 31, 2015 to the three months ended March 31, 2016. The increase was primarily due to an increase in labor and facilities-related costs of $342 million and an increase in stock-based compensation expense of $130 million, both largely as a result of an 11% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $73 million and an increase in professional service fees of $62 million primarily due to additional expenses incurred for consulting and outsourced services.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues in the remainder of 2016 and future periods.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions) for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Sales and marketing expenses	$2,065	$2,387
Sales and marketing expenses as a percentage of revenues	12.0%	11.8%
Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions;

•	Advertising and promotional expenditures related to our products and services; and

•	Stock-based compensation expense.
Sales and marketing expenses increased $322 million and remained relatively flat as a percentage of revenues from the three months ended March 31, 2015 to the three months ended March 31, 2016. The increase in dollar amount was primarily due to an increase in labor and facilities-related costs of $120 million and an increase in stock-based compensation expense of $37 million, largely resulting from a 10% increase in sales and marketing headcount. In addition, there was an increase in advertising and promotion expense of $91 million and an increase in professional service fees of $31 million due to additional expenses incurred for temporary services, consulting, and outsourced services.
We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues in the remainder of 2016 and future periods.

Table of Contents	Alphabet Inc.

General and Administrative
The following table presents our general and administrative expenses (in millions) for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
General and administrative expenses	$1,637	$1,513
General and administrative expenses as a percentage of revenues	9.4%	7.4%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services;

•	Amortization of certain intangible assets; and

•	Stock-based compensation expense.
General and administrative expenses decreased $124 million and decreased as a percentage of revenues from the three months ended March 31, 2015 to the three months ended March 31, 2016. The decrease was primarily due to a decrease in professional services fees of $300 million due to lower legal-related costs. This was partially offset by an increase in labor and facilities-related costs of $74 million and an increase in stock-based compensation expense of $49 million, largely resulting from a 16% increase in general and administrative headcount, as well as an increase in miscellaneous general and administrative expenses of $57 million.
We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues in the remainder of 2016 and in future periods.
Stock-Based Compensation
The following table presents stock-based compensation expense for awards we expect to settle in equity (in millions) for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Stock-based compensation	$1,203	$1,494
Stock-based compensation as a percentage of revenues	7.0%	7.4%
Stock-based compensation related to awards we expect to settle in equity increased $291 million from the three months ended March 31, 2015 to the three months ended March 31, 2016. The increase was primarily driven by headcount growth. Additionally, we recognized stock-based compensation expense associated with awards expected to be ultimately settled in cash of $0 million and $6 million in the three months ended March 31, 2015 and 2016, respectively.
We estimate stock-based compensation expense related to awards we expect to settle in equity to be approximately $5.5 billion in 2016 and $8.1 billion thereafter related to stock-based awards outstanding as of March 31, 2016. This estimate does not include expenses to be recognized related to stock-based awards granted after March 31, 2016.

Table of Contents	Alphabet Inc.

Consolidated Other Income (Expense), Net
The following table presents other income (expense), net, (in millions) for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Other income (expense), net	$157	$(213)
Other income (expense), net, as a percentage of revenues	0.9%	(1.1)%
Other income (expense), net, decreased $370 million from the three months ended March 31, 2015 to the three months ended March 31, 2016. This decrease was primarily related to increased losses recorded related to marketable and non-marketable securities combined with increased losses from our foreign currency hedging program due to the volatility in foreign currency markets. These losses were partially offset by an increase in interest income as a result of increased cash and fixed income investments.
The costs of our foreign exchange hedging activities recognized in other income (expense), net, are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts, and the volatility of foreign exchange rates.
We expect that other income (expense), net, will fluctuate in dollar amount in the remainder of 2016 and future periods as it is largely driven by market dynamics.
Consolidated Provision for Income Taxes
The following table presents our provision for income taxes (in millions) and effective tax rate for the periods presented:

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Provision for income taxes	$1,089	$922
Effective tax rate(1)	23.7%	18.0%

(1)	Early adoption of ASU 2016-09 resulted in a favorable ETR impact of 4% in the first quarter of 2016.
Our effective tax rate and provision for income taxes decreased from the three months ended March 31, 2015 to the three months ended March 31, 2016 primarily due to the recognition of excess tax benefits as a component of the provision for income taxes as a result of the early adoption of ASU 2016-09 in the first quarter of 2016. Refer to Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. The decrease was also due to the recognition of the federal research and development credit, which became permanent in the fourth quarter of 2015 and was not reflected in the effective tax rate for the first quarter of 2015.
Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, tax effects related to stock-based compensation, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Capital Resources and Liquidity
As of March 31, 2016, we had $75.3 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, agency mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.

Table of Contents	Alphabet Inc.

As of March 31, 2016, $45.4 billion of the $75.3 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2016, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.5% that matures at various dates through July 2016. In conjunction with this program, we have a $4.0 billion revolving credit facility expiring in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2016, no amounts were outstanding under the credit facility. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions, increase our capital expenditures, or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund these activities.
In May 2011, Google issued $3.0 billion of unsecured senior notes (2011 Notes) in three equal tranches, due in 2014, 2016, and 2021. The net proceeds from the sale of the 2011 Notes were used to repay a portion of the outstanding commercial paper and for general corporate purposes. In February 2014, Google issued $1.0 billion of unsecured senior notes (2014 Notes) due in 2024, which was used to repay $1.0 billion of the first tranche of our 2011 Notes that matured in May 2014 and for general corporate purposes. As of March 31, 2016, the outstanding notes had a total carrying value of $3.0 billion and a total estimated fair value of $3.2 billion. We are not subject to any financial covenants under the notes. In April 2016, we completed an exchange offer with eligible holders of Google’s 3.625% Notes due 2021 and 3.375% Notes due 2024. An aggregate principal amount of approximately $1.7 billion of the Google Notes was exchanged for approximately $1.7 billion of Alphabet Notes.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028. We intend to exercise the option to purchase the property in 2016 with an estimated payment of $223 million as of March 31, 2016. The effective rate of the capital lease obligation approximates the market rate.
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. In January 2016, the board of directors of Alphabet authorized the company to repurchase an additional amount of approximately 514 thousand shares. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of 10b5-1 plans. The repurchase program does not have an expiration date. For the three months ended March 31, 2016, we repurchased and subsequently retired approximately 3.2 million shares of Alphabet Class C capital stock for an aggregate amount of approximately $2.3 billion, of which $2.1 billion was paid in cash as of March 31, 2016.
For the three months ended March 31, 2015 and 2016, our cash flows were as follows (in millions):

	Three Months Ended
	March 31,
	2015	2016
	(unaudited)
Net cash provided by operating activities	$6,722	$7,658
Net cash used in investing activities	(7,304)	(6,245)
Net cash used in financing activities	(496)	(2,911)
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

Table of Contents	Alphabet Inc.

Net cash provided by operating activities increased from the three months ended March 31, 2015 to the three months ended March 31, 2016 primarily due to increased net income adjusted for non cash adjustments, partially offset by a net decrease in cash from changes in working capital.
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
Cash used in investing activities decreased from the three months ended March 31, 2015 to the three months ended March 31, 2016. This was primarily due to decreases in activities related to securities lending, purchases of non-marketable investments, and purchases of property and equipment, partially offset by net increases in purchases of marketable securities.
Cash Used in Financing Activities
Cash used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt, repurchases of capital stock, and net proceeds or payments from stock-based award activities.
Cash used in financing activities increased from the three months ended March 31, 2015 to the three months ended March 31, 2016 primarily driven by repurchases of capital stock and an increase in net payments related to stock-based award activities.
Contractual Obligations
We had long-term taxes payable of $3.8 billion as of March 31, 2016 primarily related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.
Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see Part I, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2015.
Available Information
Our website is located at www.abc.xyz, and our investor relations website is located at www.abc.xyz/investor. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports that we file or furnish with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Other." The content of our websites are not incorporated by reference into this Quarterly

Table of Contents	Alphabet Inc.

Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Table of Contents	Alphabet Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the US dollar. Our most significant currency exposures are the Euro, British Pound, and Japanese yen. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency.
We use foreign exchange option contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate the impact of adverse currency exchange rate movements. We designate these option contracts as cash flow hedges for accounting purposes.  The fair value of the option contract is separated into its intrinsic and time values. Changes in the time value are recorded in other income (expense), net. Changes in the intrinsic value are recorded as a component of AOCI and subsequently reclassified into revenues to offset the hedged exposures as they occur.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $153 million lower as of March 31, 2016, and the total amount of expense recorded as other income (expense), net, would have been approximately $231 million higher as of March 31, 2016. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $2.7 billion higher as of March 31, 2016, and the total amount of expense recorded as other income (expense), net, would have been approximately $319 million higher as of March 31, 2016. The impact in AOCI would offset our hedged foreign currency denominated revenues as they occur.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $59 million as of March 31, 2016. The adverse impact as of March 31, 2016 is after consideration of the offsetting effect of approximately $1.2 billion from foreign exchange contracts in place for the month of March 31, 2016. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.
Interest Rate Risk
Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in U.S. government and its agency securities, money market and other funds, corporate debt securities, mortgage-backed securities, debt instruments issued by foreign governments, municipal securities, time deposits, and asset backed securities. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge realized gains and losses on our securities. These derivative contracts are accounted for at fair value with changes in fair value recorded in other income (expense), net.
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.3 billion as of March 31, 2016.

Table of Contents	Alphabet Inc.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Contents	Alphabet Inc.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please refer to Note 9 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
January 1 - 31	0	$0	0	$3,701
February 1 - 29	1,084	$700.00	1,084	$2,919
March 1 - 31	2,104	$725.93	2,104	$1,416
Total	3,188	$717.83	3,188

(1)
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. In January 2016, the board of directors of Alphabet authorized the company to repurchase an additional amount of approximately 514 thousand shares. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of 10b5-1 plans. The repurchase program does not have an expiration date. Refer to Note 11 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2)
The approximate dollar value of the additional 514 thousand shares authorized in January 2016 and yet to be repurchased as of each month end was estimated using the closing stock prices of our Class C capital stock of $742.95, $697.77, and $744.95 on January 29, 2016, February 29, 2016 and March 31, 2016, respectively.

(3)	Average price paid per share includes costs associated with the repurchases.

ITEM 6.	EXHIBITS
See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Table of Contents	Alphabet Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
May 2, 2016	By:	/s/ RUTH PORAT
Ruth Porat
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

Table of Contents	Alphabet Inc.

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
4.01		Indenture, dated as of February 12, 2016 between Alphabet Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Registration Statement on Form S-3 (File No. 333-209510)	February 12, 2016
4.02		Alphabet Inc. Registration Rights Agreement dated as of December 14, 2015	Registration Statement on Form S-3 (File No. 333-209518)	February 12, 2016
12.01	*	Computation of Earnings to Fixed Charge Ratios
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.