Form 10-Q
period 2016-06-30
Alphabet Inc.
filed 2016-08-04
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2016, there were 294,844,176 shares of Alphabet’s Class A common stock outstanding, 48,825,477 shares of Alphabet's Class B common stock outstanding, and 343,604,144 Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2016

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

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in the rate of change in revenue and revenue growth, as well as the rate of change in paid clicks and average cost-per-click and various factors contributing to such fluctuations;

•	our belief that our foreign exchange risk management program will not fully offset our net exposure to fluctuations in foreign currency exchange rates;

•	the expected variability of costs related to hedging activities under our foreign exchange risk management program;

•
our expectation that our cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses will increase in dollars and may increase as a percentage of revenues;

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our traffic acquisition costs will increase in the future;

•	our expectation that our other income (loss), net, will fluctuate in the future as it is largely driven by market dynamics;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations related to the new operating structure implemented in October 2015 pursuant to the holding company reorganization;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Form 8-K filed with the SEC on May 3, 2016, and as updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Form 8-K filed with the SEC on May 3, 2016, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

Table of Contents	Alphabet Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands and par value)

	As of December 31, 2015	As of June 30, 2016
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,549	$13,627
Marketable securities	56,517	64,833
Total cash, cash equivalents, and marketable securities (including securities loaned of $4,531 and $4,426)	73,066	78,460
Accounts receivable, net of allowance of $296 and $294	11,556	11,686
Receivable under reverse repurchase agreements	450	500
Income taxes receivable, net	1,903	576
Prepaid revenue share, expenses and other assets	3,139	3,016
Total current assets	90,114	94,238
Prepaid revenue share, expenses and other assets, non-current	3,181	3,275
Non-marketable investments	5,183	5,820
Deferred income taxes	251	253
Property and equipment, net	29,016	31,413
Intangible assets, net	3,847	3,452
Goodwill	15,869	15,841
Total assets	$147,461	$154,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,931	$1,716
Short-term debt	3,225	2,219
Accrued compensation and benefits	3,539	3,409
Accrued expenses and other current liabilities	4,768	4,502
Accrued revenue share	2,329	2,345
Securities lending payable	2,428	2,065
Deferred revenue	788	900
Income taxes payable, net	302	185
Total current liabilities	19,310	17,341
Long-term debt	1,995	1,984
Deferred revenue, non-current	151	151
Income taxes payable, non-current	3,663	4,135
Deferred income taxes	189	651
Other long-term liabilities	1,822	2,151
Total liabilities	27,130	26,413
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 687,348 (Class A 292,297, Class B 50,295, Class C 344,756) and 686,778 (Class A 294,686, Class B 48,921, Class C 343,171) shares issued and outstanding	32,982	34,293
Accumulated other comprehensive loss	(1,874)	(1,151)
Retained earnings	89,223	94,737
Total stockholders’ equity	120,331	127,879
Total liabilities and stockholders’ equity	$147,461	$154,292
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Revenues	$17,727	$21,500	$34,985	$41,757
Costs and expenses:
Cost of revenues	6,583	8,130	12,939	15,778
Research and development	2,789	3,363	5,542	6,730
Sales and marketing	2,080	2,415	4,145	4,802
General and administrative	1,450	1,624	3,087	3,137
Total costs and expenses	12,902	15,532	25,713	30,447
Income from operations	4,825	5,968	9,272	11,310
Other income (expense), net	131	151	288	(62)
Income before income taxes	4,956	6,119	9,560	11,248
Provision for income taxes	1,025	1,242	2,114	2,164
Net income	$3,931	$4,877	$7,446	$9,084
Less: Adjustment Payment to Class C capital stockholders	522	0	522	0
Net income available to all stockholders	$3,409	$4,877	$6,924	$9,084

Basic net income per share of Class A and B common stock	$4.99	$7.11	$10.15	$13.23
Basic net income per share of Class C capital stock	$6.51	$7.11	$11.68	$13.23

Diluted net income per share of Class A and B common stock	$4.93	$7.00	$10.03	$13.01
Diluted net income per share of Class C capital stock	$6.43	$7.00	$11.53	$13.01
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Net income	$3,931	$4,877	$7,446	$9,084
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	218	(119)	(705)	37
Available-for-sale investments:
Change in net unrealized gains	(336)	200	(115)	556
Less: reclassification adjustment for net (gains) losses included in net income	(50)	14	(77)	183
Net change (net of tax effect of $92, $79, $31, and $198)	(386)	214	(192)	739
Cash flow hedges:
Change in net unrealized gains	(61)	100	501	116
Less: reclassification adjustment for net gains included in net income	(329)	(52)	(560)	(169)
Net change (net of tax effect of $202, $28, $10, and $9)	(390)	48	(59)	(53)
Other comprehensive (loss) income	(558)	143	(956)	723
Comprehensive income	$3,373	$5,020	$6,490	$9,807
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2015	2016
	(unaudited)
Operating activities
Net income	$7,446	$9,084
Adjustments:
Depreciation and impairment of property and equipment	1,949	2,426
Amortization and impairment of intangible assets	462	435
Stock-based compensation expense	2,335	2,997
Deferred income taxes	(150)	364
Loss on marketable and non-marketable investments, net	33	294
Other	116	91
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(69)	(17)
Income taxes, net	1,950	1,680
Prepaid revenue share, expenses and other assets	62	161
Accounts payable	(398)	(221)
Accrued expenses and other liabilities	237	(471)
Accrued revenue share	(121)	(48)
Deferred revenue	(34)	3
Net cash provided by operating activities	13,818	16,778
Investing activities
Purchases of property and equipment	(5,442)	(4,551)
Purchases of marketable securities	(33,126)	(45,588)
Maturities and sales of marketable securities	27,586	37,789
Purchases of non-marketable investments	(1,449)	(583)
Cash collateral related to securities lending	(84)	(363)
Investments in reverse repurchase agreements	250	(50)
Acquisitions, net of cash acquired, and purchases of intangible assets	(142)	(72)
Net cash used in investing activities	(12,407)	(13,418)
Financing activities
Net payments related to stock-based award activities	(1,004)	(1,610)
Repurchases of capital stock	0	(3,693)
Adjustment Payment to Class C capital stockholders	(47)	0
Proceeds from issuance of debt, net of costs	6,698	5,753
Repayments of debt	(6,704)	(6,801)
Net cash used in financing activities	(1,057)	(6,351)
Effect of exchange rate changes on cash and cash equivalents	(248)	69
Net increase (decrease) in cash and cash equivalents	106	(2,922)
Cash and cash equivalents at beginning of period	18,347	16,549
Cash and cash equivalents at end of period	$18,453	$13,627

Supplemental disclosures of cash flow information
Cash paid (received) for income taxes	$234	$(24)
Cash paid for interest	$48	$48
See accompanying notes.

Table of Contents	Alphabet Inc.

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
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of June 30, 2016, the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2016, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2016, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2016 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2015 and 2016, and our cash flows for the six months ended June 30, 2015 and 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 11, 2016 as updated by the Form 8-K filed with the SEC on May 3, 2016.
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
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the recognition and measurement for equity investments. Additionally, ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2015 and June 30, 2016 (in millions):

Table of Contents	Alphabet Inc.

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$7,380	$0	$0	$7,380	$7,380	$0
Level 1:
Money market and other funds	5,623	0	0	5,623	5,623	0
U.S. government notes	20,922	27	(48)	20,901	258	20,643
Marketable equity securities	692	155	0	847	0	847
	27,237	182	(48)	27,371	5,881	21,490
Level 2:
Time deposits(1)	3,223	0	0	3,223	2,012	1,211
Money market and other funds(2)	1,140	0	0	1,140	1,140	0
Fixed-income bond funds(3)	219	0	0	219	0	219
U.S. government agencies	1,367	2	(3)	1,366	0	1,366
Foreign government bonds	2,242	14	(23)	2,233	0	2,233
Municipal securities	3,812	47	(4)	3,855	0	3,855
Corporate debt securities	13,809	53	(278)	13,584	136	13,448
Agency mortgage-backed securities	9,680	48	(57)	9,671	0	9,671
Asset-backed securities	3,032	0	(8)	3,024	0	3,024
	38,524	164	(373)	38,315	3,288	35,027
Total	$73,141	$346	$(421)	$73,066	$16,549	$56,517

	As of June 30, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$5,561	$0	$0	$5,561	$5,561	$0
Level 1:
Money market and other funds	3,909	0	0	3,909	3,909	0
U.S. government notes	28,606	259	0	28,865	2,091	26,774
Marketable equity securities	163	47	0	210	0	210
	32,678	306	0	32,984	6,000	26,984
Level 2:
Time deposits(1)	230	0	0	230	228	2
Money market and other funds(2)	1,521	0	0	1,521	1,521	0
Mutual funds(4)	214	6	0	220	0	220
U.S. government agencies	3,360	6	0	3,366	250	3,116
Foreign government bonds	2,359	45	(5)	2,399	0	2,399
Municipal securities	4,491	99	(3)	4,587	61	4,526
Corporate debt securities	13,700	233	(68)	13,865	6	13,859
Agency mortgage-backed securities	11,016	160	(5)	11,171	0	11,171
Asset-backed securities	2,555	3	(2)	2,556	0	2,556
	39,446	552	(83)	39,915	2,066	37,849
Total	$77,685	$858	$(83)	$78,460	$13,627	$64,833

(1)	The majority of our time deposits are foreign deposits.

(2)
The balances as of December 31, 2015 and June 30, 2016 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See section titled "Securities Lending Program" below for further discussion of this program.

(3)	Fixed-income bond funds consist of mutual funds that primarily invest in corporate and government bonds.

(4)	The fair value option was elected for mutual funds with gains (losses) recognized in other income (expense), net.

Table of Contents	Alphabet Inc.

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $104 million and $181 million for the three and six months ended June 30, 2015 and $91 million and $159 million for the three and six months ended June 30, 2016. We recognized gross realized losses of $51 million and $96 million for the three and six months ended June 30, 2015 and $100 million and $335 million for the three and six months ended June 30, 2016. We reflect these gains and losses as a component of other income (expense), net in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of June 30, 2016
Due in 1 year	$7,302
Due in 1 year through 5 years	36,934
Due in 5 years through 10 years	8,374
Due after 10 years	11,793
Total	$64,403
Impairment Considerations for Marketable Investments
The following tables present gross unrealized losses and fair values for those marketable investments that were in an unrealized loss position as of December 31, 2015 and June 30, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$13,757	$(48)	$0	$0	$13,757	$(48)
U.S. government agencies	864	(3)	0	0	864	(3)
Foreign government bonds	885	(18)	36	(5)	921	(23)
Municipal securities	1,116	(3)	41	(1)	1,157	(4)
Corporate debt securities	9,192	(202)	784	(76)	9,976	(278)
Agency mortgage-backed securities	5,783	(34)	721	(23)	6,504	(57)
Asset-backed securities	2,508	(7)	386	(1)	2,894	(8)
Total	$34,105	$(315)	$1,968	$(106)	$36,073	$(421)

	As of June 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Foreign government bonds	$302	$(1)	$66	$(4)	$368	$(5)
Municipal securities	301	(2)	61	(1)	362	(3)
Corporate debt securities	1,841	(28)	897	(40)	2,738	(68)
Agency mortgage-backed securities	660	(2)	389	(3)	1,049	(5)
Asset-backed securities	0	0	298	(2)	298	(2)
Total	$3,104	$(33)	$1,711	$(50)	$4,815	$(83)
During the three and six months ended June 30, 2015, we did not recognize any other-than-temporary impairment loss. During the three months ended June 30, 2016, we did not recognize any other-than-temporary impairment loss. During the six months ended June 30, 2016, we recognized $87 million of other-than-temporary impairment losses related to our marketable equity securities. Those losses are included in gains (losses) on marketable securities, net,

Table of Contents	Alphabet Inc.

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
Our securities lending transactions were accounted for as secured borrowings with significant investment categories as follows (in millions):

	As of December 31, 2015
	Remaining Contractual Maturity of the Agreements
Securities Lending Transactions	Overnight and Continuous	Up to 30 days	30 - 90 Days	Greater Than 90 Days	Total
U.S. government notes	$1,322	$31	$0	$306	$1,659
U.S. government agencies	504	77	0	0	581
Corporate debt securities	188	0	0	0	188
Total	$2,014	$108	$0	$306	$2,428
Gross amount of recognized liabilities for securities lending in offsetting disclosure					$2,428
Amounts related to agreements not included in securities lending in offsetting disclosure					$0

	As of June 30, 2016
	Remaining Contractual Maturity of the Agreements
Securities Lending Transactions	Overnight and Continuous	Up to 30 days	30 - 90 Days	Greater Than 90 Days	Total
	(unaudited)
U.S. government notes	$969	$82	$0	$102	$1,153
U.S. government agencies	564	128	0	0	692
Corporate debt securities	220	0	0	0	220
Total	$1,753	$210	$0	$102	$2,065
Gross amount of recognized liabilities for securities lending in offsetting disclosure					$2,065
Amounts related to agreements not included in securities lending in offsetting disclosure					$0
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

Table of Contents	Alphabet Inc.

of December 31, 2015 and June 30, 2016, we received cash collateral related to the derivative instruments under our collateral security arrangements of $192 million and $150 million.
Cash Flow Hedges
We use options to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar and at times we use interest rate swaps to effectively lock interest rates on anticipated debt issuances. These transactions are designated as cash flow hedges. The notional principal of these contracts was approximately $16.4 billion and $10.4 billion as of December 31, 2015 and June 30, 2016, respectively. These contracts have maturities of 36 months or less.
We reflect gains or losses on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify cumulative gains and losses to revenues or interest expense when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to other income (expense), net. Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the time value of an option on the date of purchase as an asset. Thereafter, we recognize changes to this time value in other income (expense), net.
As of June 30, 2016, the effective portion of our cash flow hedges before tax effect was $313 million, of which $255 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude the difference between spot rates and forward rates for these forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.8 billion and $1.9 billion as of December 31, 2015 and June 30, 2016, respectively.
We have used interest rate swaps designated as fair value hedges to hedge interest rate risk for certain fixed rate securities. The notional principal of these contracts was $295 million and $0 million as of December 31, 2015 and June 30, 2016, respectively.
Gains and losses on these forward contracts and interest rate swaps are recognized in other income (expense), net, along with the offsetting losses and gains of the related hedged items. Cash flows from these forward contracts and interest rate swaps are reported within investment activities in the Consolidated Statements of Cash Flows, consistent with the impact of the hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $7.5 billion and $6.4 billion as of December 31, 2015 and June 30, 2016, respectively.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in other income (expense), net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into other income (expense), net. The total notional amounts of interest rate contracts outstanding were $50 million and $0 million as of December 31, 2015 and June 30, 2016, respectively.

Table of Contents	Alphabet Inc.

The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2015
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$626	$2	$628
Total		$626	$2	$628
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$1	$13	$14
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	2	0	2
Total		$3	$13	$16

		As of June 30, 2016
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$412	$6	$418
Total		$412	$6	$418
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$2	$2
Total		$0	$2	$2
The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in Cash Flow Hedging Relationship	2015	2016	2015	2016
Foreign exchange contracts	$(120)	$155	$716	$188

Table of Contents	Alphabet Inc.

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2015	2016	2015	2016
Foreign exchange contracts	Revenues	$471	$78	$782	$247
Interest rate contracts	Other income (expense), net	1	2	2	3
Total		$472	$80	$784	$250

	Gains (Losses) Recognized in Income on Derivatives (1) (Amount Excluded from Effectiveness Testing and Ineffective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2015	2016	2015	2016
Foreign exchange contracts	Other income (expense), net	$(66)	$(120)	$(167)	$(259)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Fair Value Hedging Relationship	Income Statement Location	2015	2016	2015	2016
Foreign Exchange Hedges:
Foreign exchange contracts	Other income (expense), net	$(44)	$53	$67	$25
Hedged item	Other income (expense), net	42	(53)	(71)	(25)
Total		$(2)	$0	$(4)	$0
Interest Rate Hedges:
Interest rate contracts	Other income (expense), net	$1	$2	$(1)	$(3)
Hedged item	Other income (expense), net	(1)	(2)	1	3
Total		$0	$0	$0	$0

(2)
Losses related to the amount excluded from effectiveness testing of the hedges were $2 million and $4 million for the three and six months ended June 30, 2015, respectively, and $0 million and $0 million for the three and six months ended June 30, 2016, respectively.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives Not Designated As Hedging Instruments	Income Statement Location	2015	2016	2015	2016
Foreign exchange contracts	Other income (expense), net	$(66)	$(6)	$91	$(80)
Interest rate contracts	Other income (expense), net	4	(5)	(3)	(13)
Total		$(62)	$(11)	$88	$(93)

Table of Contents	Alphabet Inc.

Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements
We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2015 and June 30, 2016, these offsetting arrangements were as follows (in millions):

Offsetting of Assets
	As of December 31, 2015
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$628	$0	$628		$(13)	(1)	$(189)	$(214)	$212
Reverse repurchase agreements	1,590	0	1,590	(2)	0		0	(1,590)	0
Total	$2,218	$0	$2,218		$(13)		$(189)	$(1,804)	$212

	As of June 30, 2016
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$418	$0	$418		$(1)	(1)	$(118)	$(186)	$113
Reverse repurchase agreements	2,021	0	2,021	(2)	0		0	(2,021)	0
Total	$2,439	$0	$2,439		$(1)		$(118)	$(2,207)	$113

(1)
The balances as of December 31, 2015 and June 30, 2016 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2)
The balances as of December 31, 2015 and June 30, 2016 included $1,140 million and $1,521 million, respectively, recorded in cash and cash equivalents, and $450 million and $500 million, respectively, recorded in receivable under reverse repurchase agreements.

Table of Contents	Alphabet Inc.

Offsetting of Liabilities
	As of December 31, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$16	$0	$16	$(13)	(3)	$(3)	$0	$0
Securities lending agreements	2,428	0	2,428	0		0	(2,401)	27
Total	$2,444	$0	$2,444	$(13)		$(3)	$(2,401)	$27

	As of June 30, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$2	$0	$2	$(1)	(3)	$0	$0	$1
Securities lending agreements	2,065	0	2,065	0		0	(2,037)	28
Total	$2,067	$0	$2,067	$(1)		$0	$(2,037)	$29

(3)
The balances as of December 31, 2015 and June 30, 2016 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 3. Non-Marketable Investments
Our non-marketable investments include non-marketable equity investments and non-marketable debt securities.
Non-Marketable Equity Investments
Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity or cost method and are not required to be consolidated under the variable interest or voting models. As of December 31, 2015 and June 30, 2016, investments accounted for under the equity method had a carrying value of approximately $1.6 billion and $1.7 billion, respectively. Our share of gains and losses in equity method investments was a net loss of approximately $59 million and $89 million for the three and six months ended June 30, 2015 and $43 million and $148 million for the three and six months ended June 30, 2016. We reflect these losses as a component of other income (expense), net, in the accompanying Consolidated Statements of Income. As of December 31, 2015 and June 30, 2016, investments accounted for under the cost method had a carrying value of $2.6 billion and $3.0 billion, respectively, and a fair value of approximately $7.5 billion and $8.1 billion, respectively. The fair value of the cost method investments are primarily determined from data leveraging private-market transactions and are classified within Level 3 in the fair value hierarchy. We periodically review our non-marketable equity investments for impairment. No material impairments were recognized for the three and six months ended June 30, 2015 and 2016.
Certain renewable energy investments included in our non-marketable equity investments are variable interest entities (VIEs). Our involvement with investments in renewable energy relate to our equity investments in entities whose activities involve power generation. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly impact the entity's economic performance such as setting operating budgets. Therefore, we do not consolidate these entities in our financial statements because we do not have the power to direct the activities of the VIE that most significantly impact the VIEs economic performance. We account for these investments under the equity method. The carrying value of our renewable energy investments accounted for under the equity method that are VIEs is $1.3 billion with the maximum exposure of $1.3 billion as of December 31, 2015 and $1.3 billion with the maximum exposure of $1.3 billion as of June 30, 2016, respectively.  The maximum exposure is based on current investments to date plus future funding commitments.  We have determined the single source of our exposure to these VIEs is our capital investment in these entities. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We

Table of Contents	Alphabet Inc.

also reconsider whether entities previously determined not to be VIEs have become VIEs and vice versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.
Non-Marketable Debt Securities
Our non-marketable debt securities are primarily preferred stock that are redeemable at our option and convertible notes issued by private companies. The cost of these securities was $1.0 billion and $1.1 billion as of December 31, 2015 and June 30, 2016, respectively. These debt securities do not have readily determinable market values and are categorized accordingly as Level 3 in the fair value hierarchy. To estimate the fair value of these securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows; and illiquidity considerations. Financial information of private companies may not be available and consequently we will estimate the value based on the best available information at the measurement date. No material impairments were recognized for the three and six months ended June 30, 2015 and 2016.
The following table presents a reconciliation for our non-marketable debt securities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions, unaudited):

	Six Months Ended
	June 30,
	2015	2016
Beginning balance	$90	$1,024
Total net gains or losses
Included in other comprehensive income	0	90
Purchases	908	76
Sales	0	(6)
Settlements	0	(14)
Ending balance	$998	$1,170
Note 4. Debt
Short-Term Debt
Google had a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper and a $3.0 billion revolving credit facility as of December 31, 2015. In February 2016, we replaced Google's existing debt financing program with a new short-term debt financing program that allows us to issue up to $5.0 billion of commercial paper from time to time and to draw on a $4.0 billion revolving credit facility, which expires in February 2021. Net proceeds from these programs are used for general corporate purposes. As of December 31, 2015 and June 30, 2016, we had $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.2% and 0.5%, respectively. The interest rate for the credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the credit facility as of December 31, 2015 and June 30, 2016. The estimated fair value of the short-term debt approximated its carrying value as of December 31, 2015 and June 30, 2016.
In August 2013, we entered into a capital lease obligation on certain property which expires in 2028. We intend to exercise the option to purchase the property in the second half of 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of December 31, 2015 and June 30, 2016.
Long-Term Debt
Google issued $3.0 billion of unsecured senior notes in three tranches (collectively, the "2011 Notes") in May 2011, due in 2014, 2016, and 2021, as well as $1.0 billion of unsecured senior notes (the "2014 Notes") in February 2014 due 2024. The net proceeds from the issuance of the 2011 Notes were used to repay a portion of the outstanding commercial paper and for general corporate purposes. The net proceeds from the issuance of the 2014 Notes were used for the repayment of the portion of the principal amount of our 2011 Notes which matured on May 19, 2014 and for general corporate purposes. We repaid $1.0 billion of the 2011 Notes in May 2016.
In April 2016, we completed an exchange offer with eligible holders of Google’s 3.625% Notes due 2021 and 3.375% Notes due 2024 (collectively, the "Google Notes"). An aggregate principal amount of approximately $1.7 billion of the Google Notes was exchanged for approximately $1.7 billion of the notes of Alphabet with identical interest rate

Table of Contents	Alphabet Inc.

and maturity (the "Alphabet Notes"). Because the exchange was between a parent and the subsidiary company and for substantially identical notes, the change was treated as a debt modification for accounting purposes with no gains or losses recognized. The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2015	As of June 30, 2016
		(unaudited)
Short-Term Portion of Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000	$0
Capital Lease Obligation	225	220
Total Short-Term Portion of Long-Term Debt	$1,225	$220

Long-Term Debt
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
Unamortized discount for the Notes above	(5)	(16)
Total Long-Term Debt(1)	$1,995	$1,984

(1)	Includes portion of the Google Notes issued in 2011 and 2014 and the Alphabet Notes exchanged in 2016.
The effective interest yields of the outstanding Notes due in 2021 and 2024 were 3.734%, and 3.377%, respectively with interest payable semi-annually. The Alphabet Notes due in 2021 and 2024 rank equally with each other and are structurally subordinated to the Google Notes. We may redeem these Notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $3.1 billion as of December 31, 2015 and $2.2 billion as of June 30, 2016. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Note 5. Balance Sheet Components
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2015	As of June 30, 2016
		(unaudited)
Land and buildings	$16,518	$18,770
Information technology assets	13,645	14,511
Construction in progress	7,324	7,601
Leasehold improvements	2,576	2,938
Furniture and fixtures	83	84
Property and equipment, gross	40,146	43,904
Less: accumulated depreciation and amortization	(11,130)	(12,491)
Property and equipment, net	$29,016	$31,413
As of June 30, 2016, assets under capital lease with a cost basis of $484 million and assets held for sale of $515 million were included in property and equipment.

Table of Contents	Alphabet Inc.

Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2014	$(980)	$421	$586	$27
Other comprehensive income (loss) before reclassifications	(705)	(115)	501	(319)
Amounts reclassified from AOCI	0	(77)	(560)	(637)
Other comprehensive income (loss)	(705)	(192)	(59)	(956)
Balance as of June 30, 2015	$(1,685)	$229	$527	$(929)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2015	$(2,047)	$(86)	$259	$(1,874)
Other comprehensive income (loss) before reclassifications	37	556	116	709
Amounts reclassified from AOCI	0	183	(169)	14
Other comprehensive income (loss)	37	739	(53)	723
Balance as of June 30, 2016	$(2,010)	$653	$206	$(1,151)
The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2015	2016	2015	2016

Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$53	$(14)	$85	$(183)
	Provision for income taxes	(3)	0	(8)	0
	Net of tax	$50	$(14)	$77	$(183)

Unrealized gains on cash flow hedges
Foreign exchange contracts	Revenue	$471	$78	$782	$247
Interest rate contracts	Other income (expense), net	1	2	2	3
	Provision for income taxes	(143)	(28)	(224)	(81)
	Net of tax	$329	$52	$560	$169

Total amount reclassified, net of tax		$379	$38	$637	$(14)
Note 6. Calico
On September 18, 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. As of June 30, 2016, we have contributed $240 million to Calico in exchange for Calico convertible preferred units and have also committed to fund an additional $490 million on an as-needed basis.

Table of Contents	Alphabet Inc.

Calico is a VIE and its results of operations and statement of financial position are included in our consolidated financial statements as we have the power to direct the activities that most significantly impact its economic performance.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of June 30, 2016, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of June 30, 2016, Calico has contributed $250 million and committed up to an additional $500 million.
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
Note 7. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2015	$15,456	$413	$15,869
Acquisitions	10	1	11
Foreign currency translation and other adjustments	(32)	(7)	(39)
Balance as of June 30, 2016	$15,434	$407	$15,841
Other Intangible Assets
Information regarding our purchased intangible assets was as follows (in millions):

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$6,592	$3,213	$3,379
Customer relationships	1,343	1,201	142
Trade names and other	795	469	326
Total	$8,730	$4,883	$3,847

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$6,597	$3,568	$3,029
Customer relationships	1,344	1,225	119
Trade names and other	805	501	304
Total	$8,746	$5,294	$3,452
Amortization expense relating to our purchased intangible assets was $222 million and $461 million for the three and six months ended June 30, 2015 and $210 million and $426 million for the three and six months ended June 30, 2016.

Table of Contents	Alphabet Inc.

As of June 30, 2016, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2016	$400
2017	736
2018	648
2019	538
2020	443
Thereafter	687
$3,452
Note 8. Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Interest income	$240	$307	$466	$577
Interest expense	(26)	(32)	(52)	(62)
Foreign currency exchange losses, net	(99)	(128)	(161)	(314)
Gain (loss) on marketable securities, net	53	(9)	85	(176)
Loss on non-marketable investments, net	(70)	(5)	(118)	(118)
Other	33	18	68	31
Other income (expense), net	$131	$151	$288	$(62)
Note 9. Contingencies
Legal Matters
Antitrust Investigations
On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us. On April 15, 2015, the EC issued a Statement of Objections (SO) regarding the display and ranking of shopping search results, to which we responded on August 27, 2015. On April 20, 2016, the EC issued an SO regarding certain Android distribution practices. On July 14, 2016, the EC issued a Supplementary SO regarding shopping search results and an SO regarding the syndication of AdSense for Search. We will respond to the SOs and Supplementary SO and will continue to cooperate with the EC.
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

Table of Contents	Alphabet Inc.

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
Oracle America, Inc. (Oracle) brought a copyright lawsuit against Google in the Northern District of California, alleging that Google's Android infringes Oracle's copyrights related to certain Java application programming interfaces. After trial, final judgment was entered by the district court in favor of Google on June 8, 2016, and the case is pending post-trial motions and any further appeals by Oracle. We believe this lawsuit is without merit and are defending ourselves vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
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
Indirect Taxes
We are under audit by various domestic and foreign tax authorities with regards to indirect tax matters. The subject matter of indirect tax audits primarily arise from disputes on the tax treatment and tax rate applied to the sale of our products and services in these jurisdictions. We accrue indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. For certain matters, while the loss is reasonably possible, the loss or range of loss cannot be estimated. We believe these matters are without merit and are defending ourselves vigorously. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from our expectations.
For information regarding income tax contingencies, see Note 12.

Table of Contents	Alphabet Inc.

Note 10. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended June 30,
	2015			2016
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Adjustment Payment to Class C capital stockholders	$0	$0	$522	$0	$0	$0
Allocation of undistributed earnings	1,440	260	1,709	2,086	350	2,441
Total	$1,440	$260	$2,231	$2,086	$350	$2,441
Denominator
Number of shares used in per share computation	288,723	52,114	342,780	293,564	49,228	343,427
Basic net income per share	$4.99	$4.99	$6.51	$7.11	$7.11	$7.11
Diluted net income per share:
Numerator
Adjustment Payment to Class C capital stockholders	$0	$0	$522	$0	$0	$0
Allocation of undistributed earnings for basic computation	$1,440	$260	$1,709	$2,086	$350	$2,441
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	260	0	0	350	0	0
Reallocation of undistributed earnings	(7)	(3)	7	(22)	(6)	22
Allocation of undistributed earnings	$1,693	$257	$1,716	$2,414	$344	$2,463
Denominator
Number of shares used in basic computation	288,723	52,114	342,780	293,564	49,228	343,427
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	52,114	0	0	49,228	0	0
Employee stock options	1,546	0	1,502	1,603	0	1,531
Restricted stock units and other contingently issuable shares	807	0	3,406	598	0	6,896
Number of shares used in per share computation	343,190	52,114	347,688	344,993	49,228	351,854
Diluted net income per share	$4.93	$4.93	$6.43	$7.00	$7.00	$7.00

Table of Contents	Alphabet Inc.

	Six Months Ended June 30,
	2015			2016
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Adjustment Payment to Class C capital stockholders	$0	$0	$522	$0	$0	$0
Allocation of undistributed earnings	2,921	533	3,470	3,880	656	4,548
Total	$2,921	$533	$3,992	$3,880	$656	$4,548
Denominator
Number of shares used in per share computation	287,800	52,480	341,986	293,415	49,584	343,870
Basic net income per share	$10.15	$10.15	$11.68	$13.23	$13.23	$13.23
Diluted net income per share:
Numerator
Adjustment Payment to Class C capital stockholders	$0	$0	$522	$0	$0	$0
Allocation of undistributed earnings for basic computation	$2,921	$533	$3,470	$3,880	$656	$4,548
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	533	0	0	656	0	0
Reallocation of undistributed earnings	(15)	(7)	15	(42)	(11)	42
Allocation of undistributed earnings	$3,439	$526	$3,485	$4,494	$645	$4,590
Denominator
Number of shares used in basic computation	287,800	52,480	341,986	293,415	49,584	343,870
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	52,480	0	0	49,584	0	0
Employee stock options	1,619	0	1,577	1,649	0	1,574
Restricted stock units and other contingently issuable shares	922	0	3,805	706	0	7,282
Number of shares used in per share computation	342,821	52,480	347,368	345,354	49,584	352,726
Diluted net income per share	$10.03	$10.03	$11.53	$13.01	$13.01	$13.01
In the three and six months ended June 30, 2015, the Class C Adjustment Payment was allocated to the numerator for calculating net income per share of Class C capital stock from net income available to all stockholders and the remaining undistributed earnings were allocated on a pro rata basis to Class A and Class B common stock and Class C capital stock based on the number of shares used in the per share computation for each class of stock. The weighted-average share impact of the Class C Adjustment Payment is included in the denominator of both basic and diluted net income per share computations for the three and six months ended June 30, 2015.
In the three and six months ended June 30, 2016, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.

Table of Contents	Alphabet Inc.

Note 11. Stockholders’ Equity
Stock-Based Compensation
The following table presents our aggregate stock-based compensation (SBC) expense by type of costs and expenses per the Consolidated Statements of Income (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Cost of revenues	$163	$255	$323	$496
Research and development	583	746	1,198	1,491
Sales and marketing	196	238	401	480
General and administrative	190	271	413	543
Total stock-based compensation expense	$1,132	$1,510	$2,335	$3,010
SBC expense associated with awards expected to be ultimately settled in cash was $0 million for both the three and six months ended June 30, 2015, and $7 million and $13 million for the three and six months ended June 30, 2016, respectively. Awards which we expect to be ultimately settled in cash are classified as liabilities in our Consolidated Balance Sheets.
Beginning in Q1 2016, we account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $133 million reduction to retained earnings as of January 1, 2016.
Stock-Based Award Activities
The following table summarizes the activities for our stock options for the six months ended June 30, 2016:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2015	4,898,983	$221.31
Granted	0	N/A
Exercised	(496,891)	$191.01
Forfeited/canceled	(5,935)	$239.95
Balance as of June 30, 2016	4,396,157	$224.68	3.1	$2,081
Exercisable as of June 30, 2016	4,267,129	$221.89	3.0	$2,031

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $703.53 and $692.10 for our Class A common stock and Class C capital stock, respectively, on June 30, 2016.

Table of Contents	Alphabet Inc.

The following table summarizes the activities for our unvested restricted stock units (RSUs) for the six months ended June 30, 2016:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2015	25,741,186	$531.74
Granted	2,553,113	$726.71
Vested	(6,004,585)	$496.45
Forfeited/canceled	(705,791)	$523.12
Unvested as of June 30, 2016	21,583,923	$564.63
As of June 30, 2016, there was $11.0 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.5 years.
Share Repurchases
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. In January 2016, the board of directors of Alphabet authorized the company to repurchase an additional amount of approximately 514 thousand shares. The repurchases were being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of 10b5-1 plans. For the six months ended June 30, 2016, we repurchased and subsequently retired approximately 5.2 million shares of Alphabet Class C capital stock for an aggregate amount of approximately $3.7 billion. As of June 30, 2016, we completed all authorized share repurchases under our repurchase program.
Note 12. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $4.2 billion and $4.4 billion as of December 31, 2015 and June 30, 2016. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3.6 billion and $3.8 billion as of December 31, 2015 and June 30, 2016. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.
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
For information regarding indirect taxes, see Note 9.

Table of Contents	Alphabet Inc.

Note 13. Information about Segments and Geographic Areas
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as Other Bets.
Our reported segments are described below:

•
Google – Google includes our main internet products such as Search, Ads, Commerce, Maps, YouTube, Apps, Cloud, Android, Chrome, Google Play as well as hardware products we sell, such as Chromecast, Chromebooks and Nexus devices. Our technical infrastructure and some newer efforts like Virtual Reality are also included in Google. Google generates revenues primarily from advertising, sales of digital content, apps and cloud offerings for enterprise, and sales of hardware.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access/Google Fiber, Calico, Nest, Verily, GV, Google Capital, X, and other initiatives. Revenues from the Other Bets are derived primarily through the sales of Nest hardware products, internet and TV services through Google Fiber, and licensing and R&D services through Verily.

Revenue, cost of revenue, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our Chief Operating Decision Maker does not evaluate operating segments using asset information. Prior period segment information has been recast to conform to the current period segment presentation.
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Revenues:
Google	$17,653	$21,315	$34,831	$41,407
Other Bets	74	185	154	350
Total revenues	$17,727	$21,500	$34,985	$41,757

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Operating income (loss):
Google	$5,608	$6,994	$10,777	$13,243
Other Bets	(660)	(859)	(1,272)	(1,637)
Reconciling items(1)	(123)	(167)	(233)	(296)
Total income from operations	$4,825	$5,968	$9,272	$11,310

(1)	Reconciling items are primarily related to corporate administrative costs and other miscellaneous items that are not allocated to individual segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Capital expenditures:
Google	$2,060	$2,056	$4,741	$4,095
Other Bets	232	280	386	557
Reconciling items(2)	223	(213)	315	(101)
Total capital expenditures as presented in Consolidated Statements of Cash Flows	$2,515	$2,123	$5,442	$4,551

(2)
Reconciling items are primarily related to timing differences of payments as segment capital expenditures are on accrual basis while total capital expenditures shown on the Consolidated Statements of Cash Flows are on cash basis and other miscellaneous differences.

Table of Contents	Alphabet Inc.

Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as below (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Stock-based compensation:
Google	$996	$1,320	$2,054	$2,642
Other Bets	105	150	219	289
Reconciling items(3)	31	33	62	66
Total stock based compensation(4)	$1,132	$1,503	$2,335	$2,997

Depreciation, amortization, and impairment:
Google	$1,189	$1,409	$2,326	$2,726
Other Bets	45	81	85	135
Total depreciation, amortization, and impairment as presented in Consolidated Statements of Cash Flows	$1,234	$1,490	$2,411	$2,861

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)
For purposes of segment reporting, we define SBC as awards accounted for under FASB ASC Topic 718 that we expect to settle in stock. SBC for segment reporting does not include expenses related to awards that we expect to ultimately settle in cash.

Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015(1)	2016	2015	2016
Revenues:
United States	$8,048	$10,035	$15,769	$19,416
United Kingdom	1,678	1,914	3,353	3,835
Rest of the world	8,001	9,551	15,863	18,506
Total revenues	$17,727	$21,500	$34,985	$41,757

	As of December 31, 2015	As of June 30, 2016
		(unaudited)
Long-lived assets:
United States	$43,686	$46,142
International	13,661	13,912
Total long-lived assets	$57,347	$60,054
Note 14. Subsequent Event
On August 2, 2016, we priced a registered public debt offering of $2.0 billion aggregate principal amount of 1.998% notes due 2026 (the "2026 Notes"). We expect to receive net proceeds of approximately $1,948 million from the sale of the 2026 Notes, after deducting offering discounts and estimated offering expenses, which we intend to use for general corporate purposes, including the repayment of outstanding commercial paper. We will not be subject to any financial covenants under the 2026 Notes. The offering is expected to close on August 9, 2016.

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Here are our key financial results for the three months ended June 30, 2016:

•	Revenues of $21.5 billion and revenue growth of 21% year over year, constant currency revenue growth of 25% year over year.

•	Google segment revenues of $21.3 billion with revenue growth of 21% year over year and Other Bets revenues of $0.2 billion.

•	Revenues from the United States, the United Kingdom, and Rest of the world were $10.0 billion, $1.9 billion, and $9.6 billion, respectively.

•
Cost of revenues was $8.1 billion, consisting of traffic acquisition costs of $4.0 billion and other cost of revenues of $4.1 billion. Traffic acquisition costs as a percentage of advertising revenues was 21%.

•	Operating expenses (excluding cost of revenues) were $7.4 billion.

•	Income from operations was $6.0 billion.

•	Effective tax rate was 20%.

•	Net income was $4.9 billion with diluted net income per share for Class A and B common stock and Class C capital stock of $7.00.

•	Operating cash flow was $9.1 billion.

•	Capital expenditures were $2.1 billion.

•	Headcount increased to 66,575 as of June 30, 2016.
Information about Segments
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as Other Bets.
Our reported segments are described below:

•
Google – Google includes our main internet products such as Search, Ads, Commerce, Maps, YouTube, Apps, Cloud, Android, Chrome, Google Play as well as hardware products we sell, such as Chromecast, Chromebooks and Nexus devices. Our technical infrastructure and some newer efforts like Virtual Reality are also included in Google. Google generates revenues primarily from advertising, sales of digital content, apps and cloud offerings for enterprise, and sales of hardware.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access/Google Fiber, Calico, Nest, Verily, GV, Google Capital, X, and other initiatives. Revenues from the Other Bets are derived primarily through the sales of Nest hardware products, internet and TV services through Google Fiber, and licensing and R&D services through Verily.

Please refer to Note 13 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about our segments. Prior period segment information has been recast to conform to the current period segment presentation.

Table of Contents	Alphabet Inc.

Consolidated Results of Operations
The following table presents our operating results as a percentage of revenues for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	37.1	37.8	37.0	37.8
Research and development	15.7	15.6	15.8	16.1
Sales and marketing	11.8	11.2	11.8	11.5
General and administrative	8.2	7.6	8.9	7.5
Total costs and expenses	72.8	72.2	73.5	72.9
Income from operations	27.2	27.8	26.5	27.1
Other income (expense), net	0.8	0.7	0.8	(0.2)
Income before income taxes	28.0	28.5	27.3	26.9
Provision for income taxes	5.8	5.8	6.0	5.1
Net income	22.2%	22.7%	21.3%	21.8%
Consolidated Revenues
The following table presents our consolidated revenues, by segment and revenue source, for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Google segment
Google websites	$12,402	$15,400	$24,334	$29,728
Google Network Members' websites	3,621	3,743	7,197	7,435
Google advertising revenues	16,023	19,143	31,531	37,163
Google other revenues	1,630	2,172	3,300	4,244
Google segment revenues	$17,653	$21,315	$34,831	$41,407

Other Bets
Other Bets revenues	$74	$185	$154	$350

Consolidated revenues	$17,727	$21,500	$34,985	$41,757

Table of Contents	Alphabet Inc.

Google segment
The following table presents our Google segment revenues (in millions) and changes in our aggregate paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Google segment revenues	$17,653	$21,315	$34,831	$41,407
Google segment revenues as a percentage of consolidated revenues	99.6%	99.1%	99.6%	99.2%
Aggregate paid clicks change		29%		29%
Aggregate cost-per-click change		(7)%		(8)%
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
Paid clicks for our Google websites represent engagement by users and include clicks on advertisements by end-users related to searches on Google.com, clicks related to advertisements on other owned and operated properties including Gmail, Finance, Maps, and Google Play; and viewed YouTube engagement ads like TrueView (counted as an engagement when the user chooses not to skip the ad). Paid clicks for our Google Network Members' websites include clicks by end-users related to advertisements served on Google Network Members' properties participating in our AdSense for Search, AdSense for Content and AdMob businesses. In some cases, such as programmatic and reservation based advertising buying, we charge advertisers by impression; while growing, this represents a small part of our advertising revenue base.
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
Our advertising revenue growth rate has generally declined over time as a result of a number of factors, including increasing competition, query growth rates, challenges in maintaining our growth rate as our revenues increase to higher levels, the evolution of the online advertising market, our investments in new business strategies, changes in our product mix, and shifts in the geographic mix of our revenues. We also expect that our revenue growth rate will continue to be affected by evolving user preferences, the acceptance by users of our products and services as they are delivered on diverse devices, our ability to create a seamless experience for both users and advertisers, and movements in foreign currency exchange rates.

Table of Contents	Alphabet Inc.

Google websites
The following table presents our Google websites revenues (in millions) and changes in our paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Google websites	$12,402	$15,400	$24,334	$29,728
Google websites as a percentage of Google segment revenues	70.3%	72.2%	69.9%	71.8%
Paid clicks change		37%		38%
Cost-per-click change		(9)%		(10)%
Google websites revenues consist primarily of:

•	AdWords revenue that is generated on Google.com. This includes revenue from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.;

•	Advertising revenue generated on YouTube, including, but not limited to YouTube TrueView and Google Preferred; and

•	Advertising revenue generated from other Google owned and operated properties like Gmail, Finance, Maps, and Google Play.
Our Google websites revenues increased $2,998 million from the three months ended June 30, 2015 to the three months ended June 30, 2016 and increased $5,394 million from the six months ended June 30, 2015 to the six months ended June 30, 2016. Our Google websites revenues also increased as a percentage of Google segment revenues. Our Google websites revenue growth was primarily driven by increases in mobile search most notably due to the improvements in ad formats and delivery launched in Q3 2015. We also experienced growth in desktop and tablet search due to improvement in ad format, as well as growth in YouTube driven primarily by video advertising across TrueView and Google Preferred, partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs increased due to growth in the adoption of YouTube engagement ads, improvements we have made in ad formats and delivery, and continued global expansion of our products, advertisers and user base across all platforms, particularly mobile. The positive impact on our revenues from paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was primarily driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other platforms, and also impacted by changes in device mix, property mix, product mix, geographic mix, and ongoing product changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Google Network Members' websites
The following table presents our Google Network Members' websites revenues (in millions) and changes in our paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Google Network Members' websites	$3,621	$3,743	$7,197	$7,435
Google Network Members' websites revenues as a percentage of Google segment revenues	20.5%	17.6%	20.7%	18.0%
Paid clicks change		0%		1%
Cost-per-click change		(8)%		(8)%
Google Network Members' websites revenues consist primarily of:

•	AdSense (such as AdSense for Search, AdSense for Content, etc.);

•	AdExchange;

•	AdMob; and

Table of Contents	Alphabet Inc.

•	All DoubleClick-related revenues including DoubleClick Bid Manager revenues.
Our Google Network Members' websites revenues increased $122 million from the three months ended June 30, 2015 to the three months ended June 30, 2016 and increased $238 million from the six months ended June 30, 2015 to the six months ended June 30, 2016. The growth was primarily driven by strength in programmatic advertising buying, offset by our traditional network businesses and the general strengthening of the U.S. dollar compared to certain foreign currencies. The decrease in Network Members' websites revenues as a percentage of Google segment revenues is due to relatively slower growth of Network Members' websites revenues compared to that of Google websites revenues as well as Google other revenues.
The change in paid clicks and decrease in cost-per-click paid by our advertisers resulted from ongoing product and policy changes, changes in property and device mix, product mix, and geographic mix, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Google other revenues	$1,630	$2,172	$3,300	$4,244
Google other revenues as a percentage of Google segment revenues	9.2%	10.2%	9.4%	10.2%
Google other revenues consist primarily of:
•Sales of apps and media content in the Google Play store;

•	Sales of certain hardware, such as Chromecast;
•Service fees received for cloud and apps and our Maps API; and
•Licensing-related revenue.
Our Google other revenues increased $542 million from the three months ended June 30, 2015 to the three months ended June 30, 2016 and increased $944 million from the six months ended June 30, 2015 to the six months ended June 30, 2016. Google other revenues increased as a percentage of Google segment revenues. These increases were primarily due to the growth in revenues from cloud and apps offerings for enterprise as well as Google Play, primarily relating to apps (revenues which we recognize net of payout to developers). In addition, there was an increase in revenues from hardware sales.
Other Bets
The following table presents our Other Bets revenues (in millions) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Other Bets revenues	$74	$185	$154	$350
Other Bets revenues as a percentage of consolidated revenues	0.4%	0.9%	0.4%	0.8%
Other Bets revenues consist primarily of:

•	Sales of Nest branded hardware;

•	Revenues from internet and TV services; and

•	Revenues from licensing and R&D services.
Our Other Bets revenues increased $111 million from the three months ended June 30, 2015 to the three months ended June 30, 2016 and increased $196 million from the six months ended June 30, 2015 to the six months ended June 30, 2016. Our Other Bets revenues increased as a percentage of consolidated revenues. These increases were primarily driven by sales of Nest branded hardware and revenues from licensing and R&D services. In addition, there was an increase in revenues from internet and TV services.

Table of Contents	Alphabet Inc.

Due to the early stage of our Other Bets businesses and because our Other Bets revenues aggregates the revenues from a number of businesses operating in different industries, our Other Bets revenues may fluctuate for the remainder of 2016 and in future periods. Additionally, our Other Bets revenues may fluctuate due to one-time items.
Consolidated Revenues by Geography
The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
United States	45%	47%	45%	46%
United Kingdom	10%	9%	10%	9%
Rest of the world	45%	44%	45%	45%
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

The following table presents our foreign exchange impact on United Kingdom revenues, Rest of the world revenues, and total consolidated revenues for the current period (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
United Kingdom revenues	$1,678	$1,914	$3,353	$3,835
Exclude: Foreign exchange impact on current year revenues using prior period rates	N/A	71	N/A	200
Exclude: Hedging (gains) recognized	(54)	(37)	(74)	(79)
Constant currency United Kingdom revenues	$1,624	$1,948	$3,279	$3,956
United Kingdom revenue growth rate		14%		14%
United Kingdom constant currency revenue growth rate		20%		21%

Rest of the world revenues	$8,001	$9,551	$15,863	$18,506
Exclude: Foreign exchange impact on current year revenues using prior period rates	N/A	42	N/A	675
Exclude: Hedging (gains) recognized	(417)	(41)	(708)	(168)
Constant currency Rest of the world revenues	$7,584	$9,552	$15,155	$19,013
Rest of the world revenue growth rate		19%		17%
Rest of the world constant currency revenue growth rate		26%		25%

United States revenues	$8,048	$10,035	$15,769	$19,416
United States revenue growth rate		25%		23%

Total consolidated revenues	$17,727	$21,500	$34,985	$41,757
Constant currency total consolidated revenues	$17,256	$21,535	$34,203	$42,385
Total consolidated revenue growth rate		21%		19%
Constant currency total consolidated revenue growth rate		25%		24%
For the three and six months ended June 30, 2016, our revenues from the United Kingdom were unfavorably impacted by changes in foreign currency exchange rates as the U.S. dollar strengthened relative to the British pound.
For the three months ended June 30, 2016 our revenues from the Rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to various currencies including the Brazilian Real, partially offset by the impact of the U.S. dollar weakening relative to the Euro and the Japanese Yen. For the six months ended June 30, 2016 our revenues from the Rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to the Euro and Brazilian Real, partially offset by the impact of the U.S. dollar weakening relative to the Japanese Yen.
Consolidated Costs and Expenses
Cost of Revenues
Cost of revenues consists primarily of traffic acquisition costs (TAC) which are the advertising revenues shared with our Google Network Members and amounts paid to our distribution partners. TAC paid to our distribution partners includes amounts paid to make available our access points and services. Our distribution partners include software developers, browser providers, mobile carriers, and original equipment manufacturers. TAC paid to our Google Network Members are the revenue share payments we make to those parties that allow us to place ads on their websites.
Additionally, other cost of revenues (which is the cost of revenues excluding traffic acquisition costs) includes the following:

•	The expenses associated with the operation of our data centers (including depreciation, labor, energy, and bandwidth costs);

Table of Contents	Alphabet Inc.

•
Content acquisition costs primarily related to payments to certain content providers from whom we license their video and other content for distribution on YouTube and Google Play (we share the fees these sales generate with content providers or pay a fixed fee to these content providers);

•	Credit card and other transaction fees related to processing customer transactions;

•	Stock-based compensation expense;

•	Inventory costs for hardware we sell; and

•	Amortization of certain intangible assets.
The following tables present our cost of revenues as well as our traffic acquisition costs for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Traffic acquisition costs	$3,377	$3,975	$6,722	$7,763
Other cost of revenues	3,206	4,155	6,217	8,015
Total cost of revenues	$6,583	$8,130	$12,939	$15,778
Total cost of revenues as a percentage of revenues	37.1%	37.8%	37.0%	37.8%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Traffic acquisition costs to distribution partners	$945	$1,352	$1,858	$2,569
Traffic acquisition costs to distribution partners as a percentage of Google websites revenues	7.6%	8.8%	7.6%	8.6%

Traffic acquisition costs to Google Network Members	$2,432	$2,623	$4,864	$5,194
Traffic acquisition costs to Google Network Members as a percentage of Google Network Members' websites revenues	67.2%	70.1%	67.6%	69.9%

Traffic acquisition costs	$3,377	$3,975	$6,722	$7,763
Traffic acquisition costs as a percentage of advertising revenues	21.1%	20.8%	21.3%	20.9%
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
Cost of revenues increased $1,547 million and increased as a percentage of revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016 and increased $2,839 million from the six months ended June 30, 2015 to the six months ended June 30, 2016. These increases in dollar amounts were primarily driven by increases in traffic acquisition costs of $598 million and $1,041 million, respectively, resulting from more fees paid to our distribution partners and our Network Members driven primarily by an increase in advertising revenues.
The decrease in aggregate TAC as a percentage of advertising revenues was primarily a result of a shift of mix from Google Network Members' websites revenue to Google websites revenue. This was partially offset by the impact of the increase in mobile and programmatic advertising buying, which generally carry overall higher TAC. The increases in TAC to distribution partners as a percentage of Google websites revenues were primarily driven by a shift to mobile because more mobile searches are subject to TAC. The increases in TAC to Google Network Members as a percentage of Google Network Members' websites revenues were primarily driven by the shift in advertising buying from our traditional network business to programmatic advertising buying.

Table of Contents	Alphabet Inc.

The remaining increase in cost of revenues was due to increases in data center costs, content acquisition costs as a result of increased activities related to YouTube and digital content, and hardware inventory costs.
We expect cost of revenues to increase in dollar amount and as a percentage of total revenues for the remainder of 2016 and may fluctuate in future periods based on a number of factors, including the following:

•	The relative revenue growth rates of Google websites and our Google Network Members’ websites;

•	Traffic acquisition costs paid to our distribution partners, which are affected by changes in:

◦	device mix between mobile, desktop, and tablet,

◦	partner mix,

◦	partner agreement terms such as revenue share arrangements, and

◦	the percentage of queries channeled through paid access points;

•	Traffic acquisition costs paid to Google Network Members, which are affected by ongoing adoption of programmatic advertising buying and changes in partner agreement terms;

•	The growth rates of expenses associated with our data center operations, content acquisition costs, as well as our hardware inventory costs; and

•	Increased proportion of non-advertising revenues as part of our total revenues.
Research and Development
The following table presents our R&D expenses (in millions) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Research and development expenses	$2,789	$3,363	$5,542	$6,730
Research and development expenses as a percentage of revenues	15.7%	15.6%	15.8%	16.1%
R&D expenses consist primarily of:

•	Labor and facilities-related costs for employees responsible for R&D of our existing and new products and services;

•	Depreciation and equipment-related expenses; and

•	Stock-based compensation expense.
R&D expenses increased $574 million and remained relatively flat as a percentage of revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016. The increase was primarily due to an increase in labor and facilities-related costs of $218 million and an increase in stock-based compensation expense of $163 million, both largely as a result of a 16% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $127 million and an increase in professional service fees of $66 million primarily due to additional expenses incurred for consulting, temporary services, and outsourced services.
R&D expenses increased $1,188 million and increased slightly as a percentage of revenues from the six months ended June 30, 2015 to the six months ended June 30, 2016. The increase was primarily due to an increase in labor and facilities-related costs of $560 million and an increase in stock-based compensation expense of $293 million, both largely as a result of a 14% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $200 million and an increase in professional service fees of $129 million primarily due to additional expenses incurred for consulting, temporary services, and outsourced services.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2016 and future periods.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Sales and marketing expenses	$2,080	$2,415	$4,145	$4,802
Sales and marketing expenses as a percentage of revenues	11.8%	11.2%	11.8%	11.5%

Table of Contents	Alphabet Inc.

Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions;

•	Advertising and promotional expenditures related to our products and services; and

•	Stock-based compensation expense.
Sales and marketing expenses increased $335 million and decreased as a percentage of revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016. The increase in dollar amount was primarily due to an increase in labor and facilities-related costs of $136 million and an increase in stock-based compensation expense of $42 million, largely resulting from an 11% increase in sales and marketing headcount. There was also an increase in advertising and promotion expense of $98 million and an increase in professional service fees of $26 million due to additional expenses incurred for temporary services, consulting, and outsourced services.
Sales and marketing expenses increased $657 million and decreased slightly as a percentage of revenues from the six months ended June 30, 2015 to the six months ended June 30, 2016. The increase in dollar amount was primarily due to an increase in labor and facilities-related costs of $256 million and an increase in stock-based compensation expense of $79 million, largely resulting from a 10% increase in sales and marketing headcount. There was also an increase in advertising and promotion expense of $189 million and an increase in professional service fees of $57 million due to additional expenses incurred for temporary services, consulting, and outsourced services.
We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2016 and future periods.
General and Administrative
The following table presents our general and administrative expenses (in millions) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
General and administrative expenses	$1,450	$1,624	$3,087	$3,137
General and administrative expenses as a percentage of revenues	8.2%	7.6%	8.9%	7.5%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services;

•	Amortization of certain intangible assets; and

•	Stock-based compensation expense.
General and administrative expenses increased $174 million and decreased as a percentage of revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016. The increase was primarily due to an increase in labor and facilities-related costs of $89 million and an increase in stock-based compensation expense of $81 million, largely resulting from a 13% increase in general and administrative headcount.
General and administrative expenses increased $50 million and decreased as a percentage of revenues from the six months ended June 30, 2015 to the six months ended June 30, 2016. The increase was primarily due to an increase in labor and facilities-related costs of $163 million and an increase in stock-based compensation expense of $130 million, largely resulting from a 14% increase in general and administrative headcount, as well as an increase in finance and other-related expenses of $88 million. This was largely offset by a decrease in professional services fees due to lower legal-related costs and a decrease in other miscellaneous expenses.
We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2016 and in future periods.
Stock-Based Compensation
The following table presents stock-based compensation expense for awards we expect to settle in equity (in millions) for the periods presented:

Table of Contents	Alphabet Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Stock-based compensation	$1,132	$1,503	$2,335	$2,997
Stock-based compensation as a percentage of revenues	6.4%	7.0%	6.7%	7.2%
Stock-based compensation related to awards we expect to settle in equity increased $371 million and $662 million from the three and six months ended June 30, 2015 to the three and six months ended June 30, 2016, respectively. These increases were primarily driven by headcount growth.
We estimate stock-based compensation expense related to awards we expect to settle in equity to be approximately $5.6 billion in 2016 and $8.4 billion thereafter related to stock-based awards outstanding as of June 30, 2016. This estimate does not include expenses to be recognized related to stock-based awards granted after June 30, 2016.
Consolidated Other Income (Expense), Net
The following table presents other income (expense), net, (in millions) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Other income (expense), net	$131	$151	$288	$(62)
Other income (expense), net, as a percentage of revenues	0.8%	0.7%	0.8%	(0.2)%
Other income (expense), net, increased $20 million from the three months ended June 30, 2015 to the three months ended June 30, 2016. This increase was primarily related to an increase in interest income and reduced losses on non-marketable investments. These gains were partially offset by increased losses on marketable securities and increased losses from our foreign currency hedging program.
Other income (expense), net, decreased $350 million from the six months ended June 30, 2015 to the six months ended June 30, 2016. This decrease was primarily driven by increased losses on marketable securities and increased losses from our foreign currency hedging program, partially offset by an increase in interest income.
The costs of our foreign exchange hedging activities recognized in other income (expense), net, are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts, and the volatility of foreign exchange rates.
We expect that other income (expense), net, will fluctuate in dollar amount for the remainder of 2016 and future periods as it is largely driven by market dynamics.
Consolidated Provision for Income Taxes
The following table presents our provision for income taxes (in millions) and effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)
Provision for income taxes	$1,025	$1,242	$2,114	$2,164
Effective tax rate	20.7%	20.3%	22.1%	19.2%
Our effective tax rate decreased from the three months ended June 30, 2015 to the three months ended June 30, 2016 primarily due to the recognition of excess tax benefits as a component of the provision for income taxes, partially offset by change in the full year forecast reflecting proportionately more earnings realized in countries with higher statutory tax rates and other items. Our provision for income taxes increased from the three months ended June 30, 2015 to the three months ended June 30, 2016 primarily due to an increase in taxable income year over year.

Table of Contents	Alphabet Inc.

Our effective tax rate decreased from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily due to the recognition of excess tax benefits as a component of the provision for income taxes, partially offset by other items. Our provision for income taxes increased from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily due to an increase in taxable income year over year.
Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, tax effects related to stock-based compensation, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Capital Resources and Liquidity
As of June 30, 2016, we had $78.5 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, agency mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.
As of June 30, 2016, $47.8 billion of the $78.5 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2016, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.5% that matures at various dates through September 2016. In conjunction with this program, we have a $4.0 billion revolving credit facility expiring in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. As of June 30, 2016, no amounts were outstanding under the credit facility. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months.
In May 2011, Google issued $3.0 billion of unsecured senior notes (collectively, the "2011 Notes") in three equal tranches, due in 2014, 2016, and 2021. The net proceeds from the sale of the 2011 Notes were used to repay a portion of the outstanding commercial paper and for general corporate purposes. In February 2014, Google issued $1.0 billion of unsecured senior notes (the "2014 Notes") due in 2024, which was used to repay $1.0 billion of the first tranche of our 2011 Notes that matured in May 2014 and for general corporate purposes. In May 2016, we paid off our $1.0 billion of the 2011 Notes upon maturity. As of June 30, 2016, the outstanding notes had a total carrying value of $2.0 billion and a total estimated fair value of $2.2 billion. In April 2016, we completed an exchange offer with eligible holders of Google’s 2011 Notes due 2021 and 2014 Notes due 2024. An aggregate principal amount of approximately $1.7 billion of the Google Notes was exchanged for approximately $1.7 billion of the Alphabet Notes.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028. As of June 30, 2016, the outstanding balance was $220 million and we intend to exercise the option to purchase the property in the second half of 2016.
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. In January 2016, the board of directors of Alphabet authorized the company to repurchase an additional amount of approximately 514 thousand shares. The repurchases were executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of 10b5-1 plans. For the six months ended June 30, 2016, we repurchased and subsequently retired approximately 5.2 million shares of Alphabet Class C capital stock for an aggregate amount of approximately $3.7 billion. As of June 30, 2016, we completed all authorized share repurchases under our repurchase program.
For the six months ended June 30, 2015 and 2016, our cash flows were as follows (in millions):

Table of Contents	Alphabet Inc.

	Six Months Ended
	June 30,
	2015	2016
	(unaudited)
Net cash provided by operating activities	$13,818	$16,778
Net cash used in investing activities	(12,407)	(13,418)
Net cash used in financing activities	(1,057)	(6,351)
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
Net cash provided by operating activities increased from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily due to increased net income adjusted for non cash adjustments, partially offset by a net decrease in cash from changes in working capital.
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
Cash used in investing activities increased from the six months ended June 30, 2015 to the six months ended June 30, 2016. This was primarily due to increases in purchases of marketable securities partially offset by increases in maturities and sales of marketable securities and decreases in purchases of property and equipment.
Cash Used in Financing Activities
Cash used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt, repurchases of capital stock, and net proceeds or payments from stock-based award activities.
Cash used in financing activities increased from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily driven by repurchases of capital stock, increases in repayments of debt, and an increase in net payments related to stock-based award activities.
Contractual Obligations
We had long-term taxes payable of $4.1 billion as of June 30, 2016 primarily related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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

Table of Contents	Alphabet Inc.

Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see Part I, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Form 8-K filed with the SEC on May 3, 2016. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Form 8-K filed with the SEC on May 3, 2016.
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
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Other." The content of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $208 million lower as of June 30, 2016, and the total amount of expense recorded as other income (expense), net, would have been approximately $112 million higher as of June 30, 2016. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $1.7 billion higher as of June 30, 2016, and the total amount of expense recorded as other income (expense), net, would have been approximately $157 million higher as of June 30, 2016. The impact in AOCI would offset our hedged foreign currency denominated revenues as they occur.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $115 million as of June 30, 2016. The adverse impact as of June 30, 2016 is after consideration of the offsetting effect of approximately $1.1 billion from foreign exchange contracts in place for the month of June 30, 2016. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.
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
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.6 billion as of June 30, 2016.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Form 8-K filed with the SEC on May 3, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Form 8-K filed with the SEC on May 3, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
April 1 - 30, 2016	0	$0	0	$1,408
May 1 - 31, 2016	1,905	$712.94	1,905	$50
June 1 - 30, 2016	68	$735.03	68	$—
Total	1,973	$713.99	1,973

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

(2)
The dollar value of the additional 514 thousand shares authorized in January 2016 and yet to be repurchased as of each month end was calculated using actual repurchases during the quarter ended June 30, 2016. As of June 30, 2016, we completed all authorized share repurchases under our repurchase program.

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

ALPHABET INC.
August 4, 2016	By:	/s/ RUTH PORAT
Ruth Porat
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

Table of Contents	Alphabet Inc.

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
4.01		First Supplemental Indenture, dated April 27, 2016, between Alphabet Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 001-37580)	April 27, 2016
4.02		Form of Alphabet Inc.’s 3.625% Notes due 2021 (included in Exhibit 4.01)
4.03		Form of Alphabet Inc.’s 3.375% Notes due 2024 (included in Exhibit 4.01)
10.01		Alphabet Inc. 2012 Stock Plan, as amended	Current Report on Form 8-K (File No. 001-37580)	June 10, 2016
10.02		Letter Agreement, dated June 22, 2016, between Roger W. Ferguson, Jr. and Alphabet Inc.	Current Form on Form 8-K (File No. 001-37580)	June 29, 2016
12	*	Computation of Earnings to Fixed Charge Ratios
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.