Form 10-Q
period 2016-09-30
Alphabet Inc.
filed 2016-11-03
CIK 1652044

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2016, there were 296,087,212 shares of Alphabet’s Class A common stock outstanding, 48,060,629 shares of Alphabet's Class B common stock outstanding, and 345,090,748 Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2016

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

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in the rate of change in revenue and revenue growth, as well as the rate of change in paid clicks and average cost-per-click and various factors contributing to such fluctuations;

•	our expectation that our foreign exchange risk management program will not fully offset our net exposure to fluctuations in foreign currency exchange rates;

•	the expected variability of costs related to hedging activities under our foreign exchange risk management program;

•
our expectation that our cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses will increase in dollars and may increase as a percentage of revenues;

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our traffic acquisition costs will increase in the future;

•	our expectation that our other income (loss), net, will fluctuate in the future as it is largely driven by market dynamics;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations related to the new operating structure implemented in October 2015 pursuant to the holding company reorganization;

•	the expected timing and amount of Alphabet Inc.'s stock repurchases;
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
As used herein, "Alphabet," "the company," "we," "us," "our," and similar terms include Alphabet Inc. and its subsidiaries, unless the context indicates otherwise.

Table of Contents	Alphabet Inc.

"Alphabet," "Google," and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Table of Contents	Alphabet Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands and par value)

	As of December 31, 2015	As of September 30, 2016
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,549	$9,406
Marketable securities	56,517	73,650
Total cash, cash equivalents, and marketable securities (including securities loaned of $4,531 and $730)	73,066	83,056
Accounts receivable, net of allowance of $296 and $398	11,556	11,979
Receivable under reverse repurchase agreements	450	0
Income taxes receivable, net	1,903	416
Inventory	491	559
Prepaid revenue share, expenses and other assets	2,648	2,536
Total current assets	90,114	98,546
Prepaid revenue share, expenses and other assets, non-current	3,181	3,276
Non-marketable investments	5,183	5,705
Deferred income taxes	251	273
Property and equipment, net	29,016	32,753
Intangible assets, net	3,847	3,367
Goodwill	15,869	16,028
Total assets	$147,461	$159,948
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,931	$2,175
Short-term debt	3,225	0
Accrued compensation and benefits	3,539	3,672
Accrued expenses and other current liabilities	4,768	4,840
Accrued revenue share	2,329	2,542
Securities lending payable	2,428	0
Deferred revenue	788	923
Income taxes payable, net	302	171
Total current liabilities	19,310	14,323
Long-term debt	1,995	3,938
Deferred revenue, non-current	151	169
Income taxes payable, non-current	3,663	4,461
Deferred income taxes	189	393
Other long-term liabilities	1,822	2,561
Total liabilities	27,130	25,845
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 687,348 (Class A 292,297, Class B 50,295, Class C 344,756) and 689,136 (Class A 295,995, Class B 48,105, Class C 345,036) shares issued and outstanding	32,982	35,337
Accumulated other comprehensive loss	(1,874)	(1,032)
Retained earnings	89,223	99,798
Total stockholders’ equity	120,331	134,103
Total liabilities and stockholders’ equity	$147,461	$159,948
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Revenues	$18,675	$22,451	$53,660	$64,208
Costs and expenses:
Cost of revenues	7,037	8,699	19,976	24,477
Research and development	3,230	3,596	8,772	10,326
Sales and marketing	2,223	2,565	6,368	7,367
General and administrative	1,477	1,824	4,564	4,961
Total costs and expenses	13,967	16,684	39,680	47,131
Income from operations	4,708	5,767	13,980	17,077
Other income (expense), net	183	278	471	216
Income before income taxes	4,891	6,045	14,451	17,293
Provision for income taxes	912	984	3,026	3,148
Net income	$3,979	$5,061	$11,425	$14,145
Less: Adjustment Payment to Class C capital stockholders	0	0	522	0
Net income available to all stockholders	$3,979	$5,061	$10,903	$14,145

Basic net income per share of Class A and B common stock	$5.80	$7.36	$15.95	$20.59
Basic net income per share of Class C capital stock	$5.80	$7.36	$17.47	$20.59

Diluted net income per share of Class A and B common stock	$5.73	$7.25	$15.77	$20.26
Diluted net income per share of Class C capital stock	$5.73	$7.25	$17.27	$20.26
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Net income	$3,979	$5,061	$11,425	$14,145
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(145)	129	(850)	166
Available-for-sale investments:
Change in net unrealized gains (losses)	(389)	71	(504)	627
Less: reclassification adjustment for net (gains) losses included in net income	4	(46)	(73)	137
Net change (net of tax effect of $2, $7, $29, and $191)	(385)	25	(577)	764
Cash flow hedges:
Change in net unrealized gains	79	32	580	148
Less: reclassification adjustment for net gains included in net income	(212)	(67)	(772)	(236)
Net change (net of tax effect of $58, $20, $68, and $29)	(133)	(35)	(192)	(88)
Other comprehensive (loss) income	(663)	119	(1,619)	842
Comprehensive income	$3,316	$5,180	$9,806	$14,987
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2015	2016
	(unaudited)
Operating activities
Net income	$11,425	$14,145
Adjustments:
Depreciation and impairment of property and equipment	2,979	3,803
Amortization and impairment of intangible assets	680	654
Stock-based compensation expense	3,767	4,857
Deferred income taxes	(566)	119
Loss on marketable and non-marketable investments, net	32	204
Other	157	117
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(336)	(299)
Income taxes, net	1,093	2,153
Prepaid revenue share, expenses and other assets	204	114
Accounts payable	(168)	238
Accrued expenses and other liabilities	820	338
Accrued revenue share	(69)	138
Deferred revenue	(55)	42
Net cash provided by operating activities	19,963	26,623
Investing activities
Purchases of property and equipment	(7,848)	(7,134)
Proceeds from disposals of property and equipment	33	226
Purchases of marketable securities	(56,217)	(70,959)
Maturities and sales of marketable securities	46,860	54,379
Purchases of non-marketable investments	(1,771)	(673)
Cash collateral related to securities lending	488	(2,428)
Investments in reverse repurchase agreements	475	450
Acquisitions, net of cash acquired, and purchases of intangible assets	(244)	(324)
Net cash used in investing activities	(18,224)	(26,463)
Financing activities
Net payments related to stock-based award activities	(1,610)	(2,425)
Adjustment Payment to Class C capital stockholders	(47)	0
Repurchases of capital stock	0	(3,693)
Proceeds from issuance of debt, net of costs	10,332	8,729
Repayments of debt	(10,341)	(10,051)
Net cash used in financing activities	(1,666)	(7,440)
Effect of exchange rate changes on cash and cash equivalents	(352)	137
Net decrease in cash and cash equivalents	(279)	(7,143)
Cash and cash equivalents at beginning of period	18,347	16,549
Cash and cash equivalents at end of period	$18,068	$9,406

Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,543	$934
Cash paid for interest	$66	$66
See accompanying notes.

Table of Contents	Alphabet Inc.

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
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of September 30, 2016, the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2016, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2016, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2016 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2015 and 2016, and our cash flows for the nine months ended September 30, 2015 and 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
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

Table of Contents	Alphabet Inc.

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
Inventory
Inventory consists primarily of finished goods and is stated at the lower of cost and net realizable value. Cost is computed using the first-in, first-out method.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Update Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are in the process of finalizing our accounting policies under Topic 606 and changes to our systems and internal control over financial reporting. We expect to make a determination as to the timing and method of adoption in the fourth quarter of 2016.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2017. The most significant impact relates to the recognition and measurement of equity investments at fair value in the consolidated statement of income. While we continue to evaluate the effect of the standard, we anticipate that the adoption of ASU 2016-01 will increase the volatility of our other income (expense), net resulting from the remeasurement of our equity investments.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases". Topic 842 supersedes the lease recognition requirements in Accounting Standards Update Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
Revision of Previously Disclosed Information
During the third quarter of 2016, we identified an omission in our supplemental disclosure of cash paid for income taxes in the Consolidated Statements of Cash Flows. We have evaluated the materiality of the impact quantitatively and qualitatively and concluded it was not material to any of the prior periods impacted. We elected to revise the supplemental disclosure for the comparable period presented. The revision only impacted our supplemental disclosures included in the Consolidated Statements of Cash Flows.

Table of Contents	Alphabet Inc.

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
Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2015 and September 30, 2016 (in millions):

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$7,380	$0	$0	$7,380	$7,380	$0
Level 1:
Money market and other funds	5,623	0	0	5,623	5,623	0
U.S. government notes	20,922	27	(48)	20,901	258	20,643
Marketable equity securities	692	155	0	847	0	847
	27,237	182	(48)	27,371	5,881	21,490
Level 2:
Time deposits(1)	3,223	0	0	3,223	2,012	1,211
Money market and other funds(2)	1,140	0	0	1,140	1,140	0
Fixed-income bond funds(3)	219	0	0	219	0	219
U.S. government agencies	1,367	2	(3)	1,366	0	1,366
Foreign government bonds	2,242	14	(23)	2,233	0	2,233
Municipal securities	3,812	47	(4)	3,855	0	3,855
Corporate debt securities	13,809	53	(278)	13,584	136	13,448
Agency mortgage-backed securities	9,680	48	(57)	9,671	0	9,671
Asset-backed securities	3,032	0	(8)	3,024	0	3,024
	38,524	164	(373)	38,315	3,288	35,027
Total	$73,141	$346	$(421)	$73,066	$16,549	$56,517

Table of Contents	Alphabet Inc.

	As of September 30, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$5,882	$0	$0	$5,882	$5,882	$0
Level 1:
Money market and other funds	3,043	0	0	3,043	3,043	0
U.S. government notes	32,525	180	(15)	32,690	300	32,390
Marketable equity securities	160	115	0	275	0	275
	35,728	295	(15)	36,008	3,343	32,665
Level 2:
Time deposits(1)	155	0	0	155	153	2
Mutual funds(4)	214	8	0	222	0	222
U.S. government agencies	2,774	4	0	2,778	0	2,778
Foreign government bonds	3,448	60	(7)	3,501	0	3,501
Municipal securities	4,625	73	(8)	4,690	23	4,667
Corporate debt securities	14,854	268	(38)	15,084	5	15,079
Agency mortgage-backed securities	12,464	148	(7)	12,605	0	12,605
Asset-backed securities	2,127	4	0	2,131	0	2,131
	40,661	565	(60)	41,166	181	40,985
Total	$82,271	$860	$(75)	$83,056	$9,406	$73,650

(1)	The majority of our time deposits are foreign deposits.

(2)
The balance relates to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See section titled "Securities Lending Program" below for further discussion of this program.

(3)	Fixed-income bond funds consist of mutual funds that primarily invest in corporate and government bonds.

(4)	The fair value option was elected for mutual funds with gains (losses) recognized in other income (expense), net.
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $54 million and $235 million for the three and nine months ended September 30, 2015 and $62 million and $221 million for the three and nine months ended September 30, 2016. We recognized gross realized losses of $60 million and $156 million for the three and nine months ended September 30, 2015 and $12 million and $347 million for the three and nine months ended September 30, 2016. We reflect these gains and losses as a component of other income (expense), net in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of September 30, 2016
Due in 1 year	$11,205
Due in 1 year through 5 years	37,763
Due in 5 years through 10 years	10,383
Due after 10 years	13,802
Total	$73,153

Table of Contents	Alphabet Inc.

Impairment Considerations for Marketable Investments
The following tables present gross unrealized losses and fair values for those marketable investments that were in an unrealized loss position as of December 31, 2015 and September 30, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$13,757	$(48)	$0	$0	$13,757	$(48)
U.S. government agencies	864	(3)	0	0	864	(3)
Foreign government bonds	885	(18)	36	(5)	921	(23)
Municipal securities	1,116	(3)	41	(1)	1,157	(4)
Corporate debt securities	9,192	(202)	784	(76)	9,976	(278)
Agency mortgage-backed securities	5,783	(34)	721	(23)	6,504	(57)
Asset-backed securities	2,508	(7)	386	(1)	2,894	(8)
Total	$34,105	$(315)	$1,968	$(106)	$36,073	$(421)

	As of September 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes	$9,089	$(15)	$0	$0	$9,089	$(15)
Foreign government bonds	$766	$(5)	$28	$(2)	$794	$(7)
Municipal securities	1,743	(7)	53	(1)	1,796	(8)
Corporate debt securities	2,675	(18)	530	(20)	3,205	(38)
Agency mortgage-backed securities	2,384	(5)	279	(2)	2,663	(7)
Total	$16,657	$(50)	$890	$(25)	$17,547	$(75)
During the three and nine months ended September 30, 2015, we did not recognize any other-than-temporary impairment loss. During the three months ended September 30, 2016, we did not recognize any other-than-temporary impairment loss. During the nine months ended September 30, 2016, we recognized $87 million of other-than-temporary impairment losses related to our marketable equity securities. Those losses are included in gains (losses) on marketable securities, net, as a component of other income (expense), net, in the accompanying Consolidated Statements of Income. See Note 9 for further details on other income (expense), net.
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
As of September 30, 2016, there was no cash collateral received for our securities lending transactions.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2015 and September 30, 2016, we received cash collateral related to the derivative instruments under our collateral security arrangements of $192 million and $91 million.
Cash Flow Hedges
We use options to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar and at times we use interest rate swaps to effectively lock interest rates on anticipated debt issuances. These transactions are designated as cash flow hedges. The notional principal of these contracts was approximately $16.4 billion and $6.4 billion as of December 31, 2015 and September 30, 2016, respectively. These contracts have maturities of 36 months or less.
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
As of September 30, 2016, the effective portion of our cash flow hedges before tax effect was $259 million, of which $214 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude the difference between spot rates and forward rates for these forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.8 billion and $2.3 billion as of December 31, 2015 and September 30, 2016, respectively.
We have used interest rate swaps designated as fair value hedges to hedge interest rate risk for certain fixed rate securities. The notional principal of these contracts was $295 million and $0 million as of December 31, 2015 and September 30, 2016, respectively.

Table of Contents	Alphabet Inc.

Gains and losses on these forward contracts and interest rate swaps are recognized in other income (expense), net, along with the offsetting losses and gains of the related hedged items. Cash flows from these forward contracts and interest rate swaps are reported within investment activities in the Consolidated Statements of Cash Flows, consistent with the impact of the hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $7.5 billion and $6.4 billion as of December 31, 2015 and September 30, 2016, respectively.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in other income (expense), net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into other income (expense), net. The total notional amounts of interest rate contracts outstanding were $50 million and $350 million as of December 31, 2015 and September 30, 2016, respectively.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2015
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$626	$2	$628
Total		$626	$2	$628
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$1	$13	$14
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	2	0	2
Total		$3	$13	$16

Table of Contents	Alphabet Inc.

		As of September 30, 2016
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$214	$11	$225
Total		$214	$11	$225
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$10	$20	$30
Total		$10	$20	$30
The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in Cash Flow Hedging Relationship	2015	2016	2015	2016
Foreign exchange contracts	$97	$52	$813	$240

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2015	2016	2015	2016
Foreign exchange contracts	Revenues	$286	$105	$1,068	$352
Interest rate contracts	Other income (expense), net	1	1	3	4
Total		$287	$106	$1,071	$356

	Gains (Losses) Recognized in Income on Derivatives (1) (Amount Excluded from Effectiveness Testing and Ineffective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2015	2016	2015	2016
Foreign exchange contracts	Other income (expense), net	$(63)	$(102)	$(230)	$(361)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

Table of Contents	Alphabet Inc.

The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Fair Value Hedging Relationship	Income Statement Location	2015	2016	2015	2016
Foreign Exchange Hedges:
Foreign exchange contracts	Other income (expense), net	$72	$1	$139	$26
Hedged item	Other income (expense), net	(73)	1	(144)	(24)
Total		$(1)	$2	$(5)	$2
Interest Rate Hedges:
Interest rate contracts	Other income (expense), net	$(5)	$0	$(6)	$(3)
Hedged item	Other income (expense), net	5	0	6	3
Total		$0	$0	$0	$0

(2)	Amounts excluded from effectiveness testing and the ineffective portion of the fair value hedging relationships were not material in all periods presented.
The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives Not Designated As Hedging Instruments	Income Statement Location	2015	2016	2015	2016
Foreign exchange contracts	Other income (expense), net	$150	$(67)	$241	$(147)
Interest rate contracts	Other income (expense), net	3	1	0	(12)
Total		$153	$(66)	$241	$(159)

Table of Contents	Alphabet Inc.

Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements
We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2015 and September 30, 2016, these offsetting arrangements were as follows (in millions):

Offsetting of Assets
	As of December 31, 2015
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$628	$0	$628		$(13)	(1)	$(189)	$(214)	$212
Reverse repurchase agreements	1,590	0	1,590	(2)	0		0	(1,590)	0
Total	$2,218	$0	$2,218		$(13)		$(189)	$(1,804)	$212

	As of September 30, 2016
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$225	$0	$225		$(9)	(1)	$(33)	$(64)	$119

(1)
The balances as of December 31, 2015 and September 30, 2016 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2)	The balance as of December 31, 2015 included $1,140 million recorded in cash and cash equivalents, and $450 million recorded in receivable under reverse repurchase agreements.

Offsetting of Liabilities
	As of December 31, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$16	$0	$16	$(13)	(3)	$(3)	$0	$0
Securities lending agreements	2,428	0	2,428	0		0	(2,401)	27
Total	$2,444	$0	$2,444	$(13)		$(3)	$(2,401)	$27

	As of September 30, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$30	$0	$30	$(9)	(3)	$0	$0	$21

(3)
The balances as of December 31, 2015 and September 30, 2016 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Table of Contents	Alphabet Inc.

Note 3. Non-Marketable Investments
Our non-marketable investments include non-marketable equity investments and non-marketable debt securities.
Non-Marketable Equity Investments
Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity or cost method and are not required to be consolidated under the variable interest or voting models. As of December 31, 2015 and September 30, 2016, investments accounted for under the equity method had a carrying value of approximately $1.6 billion and $1.6 billion, respectively. Our share of gains and losses in equity method investments was a net loss of approximately $35 million and $124 million for the three and nine months ended September 30, 2015 and a net loss of $61 million and $209 million for the three and nine months ended September 30, 2016. We reflect these losses as a component of other income (expense), net, in the accompanying Consolidated Statements of Income. As of December 31, 2015 and September 30, 2016, investments accounted for under the cost method had a carrying value of $2.6 billion and $2.9 billion, respectively, and a fair value of approximately $7.5 billion and $8.0 billion, respectively. The fair value of the cost method investments are primarily determined from data leveraging private-market transactions and are classified within Level 3 in the fair value hierarchy. We periodically review our non-marketable equity investments for impairment. No material impairments were recognized for the three and nine months ended September 30, 2015 and 2016.
Certain renewable energy investments included in our non-marketable equity investments are variable interest entities (VIEs). Our involvement with investments in renewable energy relate to our equity investments in entities whose activities involve power generation. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly impact the entity's economic performance such as setting operating budgets. Therefore, we do not consolidate these entities in our financial statements because we do not have the power to direct the activities of the VIE that most significantly impact the VIEs economic performance. We account for these investments under the equity method. The carrying value of our renewable energy investments accounted for under the equity method that are VIEs is $1.3 billion with the maximum exposure of $1.3 billion as of December 31, 2015 and $1.3 billion with the maximum exposure of $1.3 billion as of September 30, 2016, respectively.  The maximum exposure is based on current investments to date plus future funding commitments.  We have determined the single source of our exposure to these VIEs is our capital investment in these entities. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.
Non-Marketable Debt Securities
Our non-marketable debt securities are primarily preferred stock that are redeemable at our option and convertible notes issued by private companies. The cost of these securities was $1.0 billion and $1.1 billion as of December 31, 2015 and September 30, 2016, respectively. These debt securities do not have readily determinable market values and are categorized accordingly as Level 3 in the fair value hierarchy. To estimate the fair value of these securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows; and illiquidity considerations. Financial information of private companies may not be available and consequently we will estimate the value based on the best available information at the measurement date. No material impairments were recognized for the three and nine months ended September 30, 2015 and 2016.

Table of Contents	Alphabet Inc.

The following table presents a reconciliation for our non-marketable debt securities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions, unaudited):

	Nine Months Ended
	September 30,
	2015	2016
Beginning balance	$90	$1,024
Total net gains or losses
Included in other comprehensive income	0	100
Purchases	918	78
Sales	(5)	(7)
Settlements	(12)	(16)
Ending balance	$991	$1,179
Note 4. Debt
Short-Term Debt
Google had a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper and a $3.0 billion revolving credit facility as of December 31, 2015. In February 2016, we replaced this program with a new short-term debt financing program of up to $5.0 billion of commercial paper and a $4.0 billion revolving credit facility, which expires in February 2021. Net proceeds from these programs are used for general corporate purposes.
We had $2.0 billion of outstanding commercial paper recorded as short-term debt with a weighted-average interest rate of 0.2% as of December 31, 2015 and no commercial paper outstanding as of September 30, 2016. The estimated fair value of the short-term debt approximated its carrying value as of December 31, 2015.
The interest rate for the credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the credit facility as of December 31, 2015 and September 30, 2016.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028. In September 2016, we exercised our option to purchase the property for approximately $220 million.
Long-Term Debt
Google issued $3.0 billion of unsecured senior notes in three tranches (collectively, the "2011 Notes") in May 2011, due in 2014, 2016, and 2021, as well as $1.0 billion of unsecured senior notes (the "2014 Notes") in February 2014 due 2024. We repaid $1.0 billion of the 2011 Notes in May 2016.
In April 2016, we completed an exchange offer with eligible holders of Google’s 2011 Notes due 2021 and 2014 Notes due 2024 (collectively, the "Google Notes"). An aggregate principal amount of approximately $1.7 billion of the Google Notes was exchanged for approximately $1.7 billion of Alphabet notes with identical interest rate and maturity. Because the exchange was between a parent and the subsidiary company and for substantially identical notes, the change was treated as a debt modification for accounting purposes with no gains or losses recognized.
In August 2016, Alphabet issued $2.0 billion of unsecured senior notes (the "2016 Notes") due 2026. The net proceeds from the issuance of the 2016 Notes were used to repay the outstanding commercial paper and for general corporate purposes. The Alphabet notes due in 2021, 2024, and 2026 rank equally with each other and are structurally subordinated to the outstanding Google Notes.

Table of Contents	Alphabet Inc.

The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2015	As of September 30, 2016
		(unaudited)
Short-Term Portion of Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000	$0
Capital Lease Obligation	225	0
Total Short-Term Portion of Long-Term Debt	$1,225	$0

Long-Term Debt
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	0	2,000
Unamortized discount for the Notes above	(5)	(62)
Total Long-Term Debt(1)	$1,995	$3,938

(1)	Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024 and 2026 were 3.734%, 3.377% and 2.231% respectively with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $3.1 billion as of December 31, 2015 and $4.2 billion as of September 30, 2016. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Note 5. Balance Sheet Components
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2015	As of September 30, 2016
		(unaudited)
Land and buildings	$16,518	$19,209
Information technology assets	13,645	15,710
Construction in progress	7,324	7,790
Leasehold improvements	2,576	3,300
Furniture and fixtures	83	85
Property and equipment, gross	40,146	46,094
Less: accumulated depreciation and amortization	(11,130)	(13,341)
Property and equipment, net	$29,016	$32,753
As of September 30, 2016, assets under capital lease with a cost basis of $275 million were included in property and equipment. During the quarter ended September 30, 2016, we exchanged property that was previously classified as held for sale for property and gross cash proceeds of $186 million. These proceeds are included within proceeds from disposals of property and equipment in our Consolidated Statements of Cash Flows.

Table of Contents	Alphabet Inc.

Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2014	$(980)	$421	$586	$27
Other comprehensive income (loss) before reclassifications	(850)	(504)	580	(774)
Amounts reclassified from AOCI	0	(73)	(772)	(845)
Other comprehensive income (loss)	(850)	(577)	(192)	(1,619)
Balance as of September 30, 2015	$(1,830)	$(156)	$394	$(1,592)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2015	$(2,047)	$(86)	$259	$(1,874)
Other comprehensive income (loss) before reclassifications	166	627	148	941
Amounts reclassified from AOCI	0	137	(236)	(99)
Other comprehensive income (loss)	166	764	(88)	842
Balance as of September 30, 2016	$(1,881)	$678	$171	$(1,032)
The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2015	2016	2015	2016

Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(6)	$46	$79	$(137)
	Provision for income taxes	2	0	(6)	0
	Net of tax	$(4)	$46	$73	$(137)

Unrealized gains on cash flow hedges
Foreign exchange contracts	Revenue	$286	$105	$1,068	$352
Interest rate contracts	Other income (expense), net	1	1	3	4
	Provision for income taxes	(75)	(39)	(299)	(120)
	Net of tax	$212	$67	$772	$236

Total amount reclassified, net of tax		$208	$113	$845	$99
Note 6. Acquisitions
During the nine months ended September 30, 2016, we completed various acquisitions and purchases of intangible assets for total consideration of approximately $331 million. In aggregate, $9 million was cash acquired, $105 million was attributed to intangible assets, $211 million was attributed to goodwill, and $6 million was attributed to net assets acquired. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in

Table of Contents	Alphabet Inc.

engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $46 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all intangible assets acquired during the nine months ended September 30, 2016, patents and developed technology have a weighted-average useful life of 4.1 years, customer relationships have a weighted-average useful life of 5.3 years, and trade names and other have a weighted-average useful life of 6.4 years.
Apigee
In September 2016, we entered into an agreement to acquire Apigee Corp., a provider of application programming interface (API) management, for approximately $625 million, including amounts to be paid for future employee compensation. We expect the acquisition to accelerate our Google Cloud customers’ move to supporting their businesses with high quality digital interactions. The transaction is subject to customary closing conditions. We expect the transaction to close before the end of 2016.
Note 7. Calico
On September 18, 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. As of September 30, 2016, we have contributed $240 million to Calico in exchange for Calico convertible preferred units and are committed to fund an additional $490 million on an as-needed basis.
Calico is a VIE and its results of operations and statement of financial position are included in our consolidated financial statements as we have the power to direct the activities that most significantly impact its economic performance.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of September 30, 2016, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of September 30, 2016, Calico has contributed $250 million and committed up to an additional $500 million.
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
Note 8. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2015	$15,456	$413	$15,869
Acquisitions	173	38	211
Foreign currency translation and other adjustments	(45)	(7)	(52)
Balance as of September 30, 2016	$15,584	$444	$16,028

Table of Contents	Alphabet Inc.

Other Intangible Assets
Information regarding our purchased intangible assets was as follows (in millions):

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$6,592	$3,213	$3,379
Customer relationships	1,343	1,201	142
Trade names and other	795	469	326
Total	$8,730	$4,883	$3,847

	As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$6,641	$3,741	$2,900
Customer relationships	1,359	1,239	120
Trade names and other	855	508	347
Total	$8,855	$5,488	$3,367
Amortization expense relating to our purchased intangible assets was $218 million and $679 million for the three and nine months ended September 30, 2015 and $203 million and $629 million for the three and nine months ended September 30, 2016.
As of September 30, 2016, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2016	$199
2017	745
2018	659
2019	551
2020	460
Thereafter	753
$3,367
Note 9. Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Interest income	$259	$318	$725	$895
Interest expense	(26)	(29)	(78)	(91)
Foreign currency exchange losses, net	(100)	(123)	(261)	(437)
Gain (loss) on marketable securities, net	(6)	50	79	(126)
Gain (loss) on non-marketable investments, net	7	40	(111)	(78)
Other	49	22	117	53
Other income (expense), net	$183	$278	$471	$216

Table of Contents	Alphabet Inc.

Note 10. Contingencies
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
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India (CCI), Brazil's Council for Economic Defense (CADE), the Federal Antimonopoly Service (FAS) of the Russian Federation, and the Korean Fair Trade Commission have also opened investigations into certain of our business practices. In August 2015, we received the CCI Director General's report with interim findings of competition law infringements regarding search and ads. In September 2015, FAS found that there has been a competition law infringement in Android mobile distribution. We will respond to the CCI's report and are appealing the FAS decision.
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
Oracle America, Inc. (Oracle) brought a copyright lawsuit against Google in the Northern District of California, alleging that Google's Android infringes Oracle's copyrights related to certain Java application programming interfaces. After trial, final judgment was entered by the district court in favor of Google on June 8, 2016, and the court decided post-trial motions in favor of Google. Oracle has filed a notice of appeal. We believe this lawsuit is without merit and are defending ourselves vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
Other
We are also regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving competition (such as the pending EC investigations described above), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.
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

Table of Contents	Alphabet Inc.

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
For information regarding income tax contingencies, see Note 13.
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended September 30,
	2015			2016
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	1,683	298	1,998	2,171	357	2,533
Denominator
Number of shares used in per share computation	290,368	51,369	344,698	294,945	48,513	344,103
Basic net income per share	$5.80	$5.80	$5.80	$7.36	$7.36	$7.36
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,683	$298	$1,998	$2,171	$357	$2,533
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	298	0	0	357	0	0
Reallocation of undistributed earnings	(10)	(4)	10	(25)	(5)	25
Allocation of undistributed earnings	$1,971	$294	$2,008	$2,503	$352	$2,558
Denominator
Number of shares used in basic computation	290,368	51,369	344,698	294,945	48,513	344,103
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	51,369	0	0	48,513	0	0
Employee stock options	1,342	0	1,300	1,466	0	1,403
Restricted stock units and other contingently issuable shares	835	0	4,407	457	0	7,553
Number of shares used in per share computation	343,914	51,369	350,405	345,381	48,513	353,059
Diluted net income per share	$5.73	$5.73	$5.73	$7.25	$7.25	$7.25

Table of Contents	Alphabet Inc.

	Nine Months Ended September 30,
	2015			2016
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Adjustment Payment to Class C capital stockholders	$0	$0	$522	$0	$0	$0
Allocation of undistributed earnings	4,604	831	5,468	6,047	1,013	7,085
Total	$4,604	$831	$5,990	$6,047	$1,013	$7,085
Denominator
Number of shares used in per share computation	288,686	52,108	342,862	293,723	49,214	344,162
Basic net income per share	$15.95	$15.95	$17.47	$20.59	$20.59	$20.59
Diluted net income per share:
Numerator
Adjustment Payment to Class C capital stockholders	$0	$0	$522	$0	$0	$0
Allocation of undistributed earnings for basic computation	$4,604	$831	$5,468	$6,047	$1,013	$7,085
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	831	0	0	1,013	0	0
Reallocation of undistributed earnings	(24)	(9)	24	(68)	(16)	68
Allocation of undistributed earnings	$5,411	$822	$5,492	$6,992	$997	$7,153
Denominator
Number of shares used in basic computation	288,686	52,108	342,862	293,723	49,214	344,162
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	52,108	0	0	49,214	0	0
Employee stock options	1,527	0	1,484	1,587	0	1,518
Restricted stock units and other contingently issuable shares	893	0	4,005	617	0	7,378
Number of shares used in per share computation	343,214	52,108	348,351	345,141	49,214	353,058
Diluted net income per share	$15.77	$15.77	$17.27	$20.26	$20.26	$20.26
In the nine months ended September 30, 2015, the Class C Adjustment Payment was allocated to the numerator for calculating net income per share of Class C capital stock from net income available to all stockholders and the remaining undistributed earnings were allocated on a pro rata basis to Class A and Class B common stock and Class C capital stock based on the number of shares used in the per share computation for each class of stock. The weighted-average share impact of the Class C Adjustment Payment is included in the denominator of both basic and diluted net income per share computations for the nine months ended September 30, 2015.
In the three and nine months ended September 30, 2016, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.

Table of Contents	Alphabet Inc.

Note 12. Stockholders’ Equity
Stock-Based Compensation
The following table presents our aggregate stock-based compensation (SBC) expense by type of costs and expenses per the Consolidated Statements of Income (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Cost of revenues	$231	$325	$554	$821
Research and development	741	933	1,939	2,424
Sales and marketing	250	297	651	777
General and administrative	210	347	623	890
Total stock-based compensation expense	$1,432	$1,902	$3,767	$4,912
SBC expense associated with awards expected to be ultimately settled in cash was $0 million for both the three and nine months ended September 30, 2015, and $42 million and $55 million for the three and nine months ended September 30, 2016, respectively. Awards which we expect to be ultimately settled in cash are classified as liabilities in our Consolidated Balance Sheets.
Beginning in Q1 2016, we account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $133 million reduction to retained earnings as of January 1, 2016.
Stock-Based Award Activities
The following table summarizes the activities for our stock options for the nine months ended September 30, 2016:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2015	4,898,983	$221.31
Granted	0	N/A
Exercised	(1,100,676)	$200.64
Forfeited/canceled	(6,322)	$236.77
Balance as of September 30, 2016	3,791,985	$227.25	3.0	$2,138
Exercisable as of September 30, 2016	3,665,565	$224.19	2.9	$2,078

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $804.06 and $777.29 for our Class A common stock and Class C capital stock, respectively, on September 30, 2016.

Table of Contents	Alphabet Inc.

The following table summarizes the activities for our unvested restricted stock units (RSUs) for the nine months ended September 30, 2016:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2015	25,741,186	$531.74
Granted	12,525,216	$709.36
Vested	(8,933,154)	$518.23
Forfeited/canceled	(1,036,560)	$544.13
Unvested as of September 30, 2016	28,296,688	$613.97
As of September 30, 2016, there was $15.9 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years.
Share Repurchases
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. In January 2016, the board of directors of Alphabet authorized the company to repurchase an additional amount of approximately 514 thousand shares. The repurchases were executed subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of Rule 10b5-1 plans. In the six months ended June 30, 2016, we repurchased and subsequently retired approximately 5.2 million shares of Alphabet Class C capital stock for an aggregate amount of approximately $3.7 billion. We completed all authorized share repurchases under this repurchase program as of June 30, 2016.
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7,019,340,976.83 of its Class C capital stock. The repurchases are expected to be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
Note 13. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $4.2 billion and $4.7 billion as of December 31, 2015 and September 30, 2016. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3.6 billion and $4.0 billion as of December 31, 2015 and September 30, 2016. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.
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

Table of Contents	Alphabet Inc.

For information regarding indirect taxes, see Note 10.
Note 14. Information about Segments and Geographic Areas
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as Other Bets.
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

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access/Google Fiber, Calico, Google Capital, GV, Nest, Verily, X, and other initiatives. Revenues from the Other Bets are derived primarily through the sales of Nest hardware products, internet and TV services through Google Fiber, and licensing and R&D services through Verily.

Revenue, cost of revenue, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our Chief Operating Decision Maker does not evaluate operating segments using asset information. Prior period segment information has been recast to conform to the current period segment presentation.
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Revenues:
Google	$18,534	$22,254	$53,365	$63,661
Other Bets	141	197	295	547
Total revenues	$18,675	$22,451	$53,660	$64,208

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Operating income (loss):
Google	$5,807	$6,778	$16,584	$20,021
Other Bets	(980)	(865)	(2,252)	(2,502)
Reconciling items(1)	(119)	(146)	(352)	(442)
Total income from operations	$4,708	$5,767	$13,980	$17,077

(1)	Reconciling items are primarily related to corporate administrative costs and other miscellaneous items that are not allocated to individual segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Capital expenditures:
Google	$2,340	$2,434	$7,081	$6,529
Other Bets	271	324	657	881
Reconciling items(2)	(228)	(204)	110	(276)
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$2,383	$2,554	$7,848	$7,134

Table of Contents	Alphabet Inc.

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

Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as below (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Stock-based compensation:
Google	$1,275	$1,628	$3,329	$4,270
Other Bets	128	200	347	489
Reconciling items(3)	29	32	91	98
Total stock based compensation(4)	$1,432	$1,860	$3,767	$4,857

Depreciation, amortization, and impairment:
Google	$1,200	$1,488	$3,526	$4,214
Other Bets	48	104	133	239
Reconciling items(5)	0	4	0	4
Total depreciation, amortization, and impairment as presented on the Consolidated Statements of Cash Flows	$1,248	$1,596	$3,659	$4,457

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)
For purposes of segment reporting, we define SBC as awards accounted for under FASB ASC Topic 718 that we expect to settle in stock. SBC for segment reporting does not include expenses related to awards that we expect to ultimately settle in cash.

(5)	Reconciling items are primarily related to corporate administrative costs and other miscellaneous items that are not allocated to individual segments.
Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Revenues:
United States	$8,748	$10,649	$24,517	$30,065
United Kingdom	1,792	1,890	5,145	5,725
Rest of the world	8,135	9,912	23,998	28,418
Total revenues	$18,675	$22,451	$53,660	$64,208

	As of December 31, 2015	As of September 30, 2016
		(unaudited)
Long-lived assets:
United States	$43,686	$46,985
International	13,661	14,417
Total long-lived assets	$57,347	$61,402

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Here are our key financial results for the three months ended September 30, 2016:

•	Revenues of $22.5 billion and revenue growth of 20% year over year, constant currency revenue growth of 23% year over year.

•	Google segment revenues of $22.3 billion with revenue growth of 20% year over year and Other Bets revenues of $0.2 billion.

•	Revenues from the United States, the United Kingdom, and Rest of the world were $10.7 billion, $1.9 billion, and $9.9 billion, respectively.

•
Cost of revenues was $8.7 billion, consisting of traffic acquisition costs of $4.2 billion and other cost of revenues of $4.5 billion. Traffic acquisition costs as a percentage of advertising revenues was 21%.

•	Operating expenses (excluding cost of revenues) were $8.0 billion.

•	Income from operations was $5.8 billion.

•	Effective tax rate was 16%.

•	Net income was $5.1 billion with diluted net income per share for Class A and B common stock and Class C capital stock of $7.25.

•	Operating cash flow was $9.8 billion.

•	Capital expenditures were $2.6 billion.

•	Headcount increased to 69,953 as of September 30, 2016.
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

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access/Google Fiber, Calico, Google Capital, GV, Nest, Verily, X, and other initiatives. Revenues from the Other Bets are derived primarily through the sales of Nest hardware products, internet and TV services through Google Fiber, and licensing and R&D services through Verily.

Please refer to Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about our segments. Prior period segment information has been recast to conform to the current period segment presentation.

Table of Contents	Alphabet Inc.

Consolidated Results of Operations
The following table presents our operating results as a percentage of revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	37.7	38.7	37.2	38.1
Research and development	17.3	16.0	16.3	16.1
Sales and marketing	11.9	11.5	11.9	11.5
General and administrative	7.9	8.1	8.5	7.7
Total costs and expenses	74.8	74.3	73.9	73.4
Income from operations	25.2	25.7	26.1	26.6
Other income (expense), net	1.0	1.2	0.9	0.3
Income before income taxes	26.2	26.9	27.0	26.9
Provision for income taxes	4.9	4.4	5.7	4.9
Net income	21.3%	22.5%	21.3%	22.0%
Consolidated Revenues
The following table presents our consolidated revenues, by segment and revenue source, for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Google segment
Google websites	$13,087	$16,089	$37,421	$45,817
Google Network Members' websites	3,694	3,732	10,891	11,167
Google advertising revenues	16,781	19,821	48,312	56,984
Google other revenues	1,753	2,433	5,053	6,677
Google segment revenues	18,534	22,254	53,365	63,661

Other Bets
Other Bets revenues	141	197	295	547

Consolidated revenues	$18,675	$22,451	$53,660	$64,208

Table of Contents	Alphabet Inc.

Google segment
The following table presents our Google segment revenues (in millions) and changes in our aggregate paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Google segment revenues	$18,534	$22,254	$53,365	$63,661
Google segment revenues as a percentage of consolidated revenues	99.2%	99.1%	99.5%	99.1%
Aggregate paid clicks change		33%		30%
Aggregate cost-per-click change		(11)%		(9)%
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
Paid clicks for our Google websites represent engagement by users and include clicks on advertisements by end-users related to searches on Google.com, clicks related to advertisements on other owned and operated properties including Gmail, Finance, Maps, and Google Play; and viewed YouTube engagement ads like TrueView (counted as an engagement when the user chooses not to skip the ad) and certain trial ad formats. Paid clicks for our Google Network Members' websites include clicks by end-users related to advertisements served on Google Network Members' properties participating in our AdSense for Search, AdSense for Content, and AdMob businesses. In some cases, such as programmatic and reservation based advertising buying, we charge advertisers by impression; while growing, this represents a small part of our advertising revenue base.
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
Our advertising revenue growth rate has fluctuated over time as a result of a number of factors, including increasing competition, query growth rates, challenges in maintaining our growth rate as our revenues increase to higher levels, the evolution of the online advertising market, our investments in new business strategies, changes in our product mix, and shifts in the geographic mix of our revenues. We also expect that our advertising revenue growth rate will continue to be affected by evolving user preferences, the acceptance by users of our products and services as they are delivered on diverse devices, our ability to create a seamless experience for both users and advertisers, and movements in foreign currency exchange rates.

Table of Contents	Alphabet Inc.

Google websites
The following table presents our Google websites revenues (in millions) and changes in our paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Google websites	$13,087	$16,089	$37,421	$45,817
Google websites as a percentage of Google segment revenues	70.6%	72.3%	70.1%	72.0%
Paid clicks change		42%		39%
Cost-per-click change		(13)%		(11)%
Google websites revenues consist primarily of:

•	AdWords revenue that is generated on Google.com. This includes revenue from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.;

•	Advertising revenue generated on YouTube, including, but not limited to YouTube TrueView and Google Preferred; and

•	Advertising revenue generated from other Google owned and operated properties like Gmail, Finance, Maps, and Google Play.
Our Google websites revenues increased $3,002 million from the three months ended September 30, 2015 to the three months ended September 30, 2016 and increased $8,396 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. Our Google websites revenues also increased as a percentage of Google segment revenues. Our Google websites revenue growth was primarily driven by increases in mobile search most notably due to the improvements in ad formats and delivery launched during 2016. We also experienced growth in YouTube revenue driven primarily by video advertising across TrueView with a growing contribution from ads buying on DoubleClick Bid Manager, as well as growth in desktop and tablet search due to improvements in ad formats. The growth was partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs on Google websites increased due to growth in the adoption of YouTube engagement ads and trial ad formats, improvements we have made in ad formats and delivery, and continued global expansion of our products, advertisers and user base across all platforms, particularly mobile. The positive impact on our revenues from paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was primarily driven by continued growth in YouTube engagement ads and trial ad formats where cost-per-click remains lower than on our other platforms, and also impacted by changes in device mix, property mix, product mix, geographic mix, and ongoing product changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Google Network Members' websites
The following table presents our Google Network Members' websites revenues (in millions) and changes in our paid clicks and cost-per-click (expressed as a percentage) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Google Network Members' websites	$3,694	$3,732	$10,891	$11,167
Google Network Members' websites revenues as a percentage of Google segment revenues	19.9%	16.8%	20.4%	17.5%
Paid clicks change		1%		1%
Cost-per-click change		(14)%		(10)%
Google Network Members' websites revenues consist primarily of:

•	AdSense (such as AdSense for Search, AdSense for Content, etc.);

•	AdMob; and

Table of Contents	Alphabet Inc.

•	All DoubleClick-related revenues including AdExchange and DoubleClick Bid Manager revenues.
Our Google Network Members' websites revenues increased $38 million from the three months ended September 30, 2015 to the three months ended September 30, 2016 and increased $276 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The growth was primarily driven by strength in programmatic display advertising buying and AdMob, offset by our traditional network businesses and the general strengthening of the U.S. dollar compared to certain foreign currencies. The decrease in Network Members' websites revenues as a percentage of Google segment revenues is due to slower growth of Network Members' websites revenues compared to that of Google websites revenues and Google other revenues.
The slight change in paid clicks and the decrease in cost-per-click paid by our advertisers resulted from ongoing product and policy changes, changes in property and device mix, product mix, and geographic mix, and relative fluctuations of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Google other revenues	$1,753	$2,433	$5,053	$6,677
Google other revenues as a percentage of Google segment revenues	9.5%	10.9%	9.5%	10.5%
Google other revenues consist primarily of:
•Sales of apps and media content in the Google Play store;

•	Sales of certain hardware, such as Chromecast;
•Service fees received for our Google Cloud offerings; and
•Licensing-related revenue.
Our Google other revenues increased $680 million from the three months ended September 30, 2015 to the three months ended September 30, 2016 and increased $1,624 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. Google other revenues increased as a percentage of Google segment revenues. These increases were primarily due to the growth in revenues from Google Play, primarily relating to apps (revenues which we recognize net of payout to developers), and Google Cloud offerings. In addition, there was an increase in revenues from hardware sales.
Other Bets
The following table presents our Other Bets revenues (in millions) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Other Bets revenues	$141	$197	$295	$547
Other Bets revenues as a percentage of consolidated revenues	0.8%	0.9%	0.5%	0.9%
Other Bets revenues consist primarily of:

•	Sales of Nest branded hardware;

•	Revenues from internet and TV services; and

•	Revenues from licensing and R&D services.
Our Other Bets revenues increased $56 million from the three months ended September 30, 2015 to the three months ended September 30, 2016 and increased $252 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. Our Other Bets revenues increased as a percentage of consolidated revenues. These increases were primarily driven by sales of Nest branded hardware and revenues from internet and

Table of Contents	Alphabet Inc.

TV services. There was also an increase in revenues from licensing and R&D services from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.
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
Consolidated Revenues by Geography
The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
United States	47%	47%	45%	47%
United Kingdom	10%	8%	10%	9%
Rest of the world	43%	45%	45%	44%
For the amounts of revenues by geography, please refer to Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Use of Constant Currency and Constant Currency Growth
The impact of exchange rates on our business is an important factor in understanding period to period comparisons. Our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis in addition to GAAP results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our core operating results.
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

The following table presents our foreign exchange impact on United Kingdom revenues, Rest of the world revenues, and total consolidated revenues for the current period (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
United Kingdom revenues	$1,792	$1,890	$5,145	$5,725
Exclude: Foreign exchange impact on current year revenues using prior period rates	N/A	277	N/A	477
Exclude: Hedging (gains) recognized	(20)	(84)	(94)	(163)
Constant currency United Kingdom revenues	$1,772	$2,083	$5,051	$6,039
United Kingdom revenue growth rate		5%		11%
United Kingdom constant currency revenue growth rate		18%		20%

Rest of the world revenues	$8,135	$9,912	$23,998	$28,418
Exclude: Foreign exchange impact on current year revenues using prior period rates	N/A	(81)	N/A	594
Exclude: Hedging (gains) recognized	(266)	(21)	(974)	(189)
Constant currency Rest of the world revenues	$7,869	$9,810	$23,024	$28,823
Rest of the world revenue growth rate		22%		18%
Rest of the world constant currency revenue growth rate		25%		25%

United States revenues	$8,748	$10,649	$24,517	$30,065
United States revenue growth rate		22%		23%

Total consolidated revenues	$18,675	$22,451	$53,660	$64,208
Constant currency total consolidated revenues	$18,389	$22,542	$52,592	$64,927
Total consolidated revenue growth rate		20%		20%
Constant currency total consolidated revenue growth rate		23%		23%
For the three and nine months ended September 30, 2016, our revenues from the United Kingdom were unfavorably impacted by changes in foreign currency exchange rates as the U.S. dollar strengthened relative to the British pound.
For the three months ended September 30, 2016 our revenues from the Rest of the world (excluding the United Kingdom) were favorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar weakened relative to the Japanese Yen, partially offset by the impact of the U.S. dollar strengthening relative to certain currencies. For the nine months ended September 30, 2016 our revenues from the Rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to certain currencies including the Euro and Brazilian Real, partially offset by the impact of the U.S. dollar weakening relative to the Japanese Yen.
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

Table of Contents	Alphabet Inc.

Additionally, other cost of revenues (which is the cost of revenues excluding traffic acquisition costs) includes the following:

•	The expenses associated with the operation of our data centers (including depreciation, labor, energy, and bandwidth costs);

•
Content acquisition costs primarily related to payments to certain content providers from whom we license their video and other content for distribution on YouTube and Google Play (we share the fees these sales generate with content providers or pay a fixed fee to these content providers);

•	Credit card and other transaction fees related to processing customer transactions;

•	Stock-based compensation expense;

•	Inventory costs for hardware we sell; and

•	Amortization of certain intangible assets.
The following tables present our cost of revenues, including traffic acquisition costs, for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Traffic acquisition costs	$3,566	$4,182	$10,288	$11,945
Other cost of revenues	3,471	4,517	9,688	12,532
Total cost of revenues	$7,037	$8,699	$19,976	$24,477
Total cost of revenues as a percentage of revenues	37.7%	38.7%	37.2%	38.1%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Traffic acquisition costs to distribution partners	$1,052	$1,559	$2,910	$4,128
Traffic acquisition costs to distribution partners as a percentage of Google websites revenues	8.0%	9.7%	7.8%	9.0%

Traffic acquisition costs to Google Network Members	$2,514	$2,623	$7,378	$7,817
Traffic acquisition costs to Google Network Members as a percentage of Google Network Members' websites revenues	68.1%	70.3%	67.7%	70.0%

Traffic acquisition costs	$3,566	$4,182	$10,288	$11,945
Traffic acquisition costs as a percentage of advertising revenues	21.3%	21.1%	21.3%	21.0%
The cost of revenues that we incur related to revenues generated from ads placed through our Network program on the websites of our Google Network Members are significantly higher than the costs of revenues we incur related to revenues generated from ads placed on Google websites because most of the advertiser fees from ads served on Google Network Members’ websites are shared with our Google Network Members. For the past five years, growth in advertising revenues from Google websites has generally exceeded that from our Google Network Members’ websites. This had a positive impact on our income from operations during this period.
Cost of revenues increased $1,662 million and increased slightly as a percentage of revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016. Cost of revenues increased $4,501 million and increased as a percentage of revenue from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. These increases in dollar amounts were primarily driven by increases in traffic acquisition costs of $616 million and $1,657 million, respectively, resulting from more fees paid to our distribution partners and Network Members driven primarily by increases in advertising revenues.
The decrease in aggregate TAC as a percentage of advertising revenues was primarily a result of a shift of mix from Google Network Members' websites revenue to Google websites revenue. This was partially offset by the impact of the increase in mobile and programmatic advertising buying, which generally carry overall higher TAC. The increases

Table of Contents	Alphabet Inc.

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
The remaining increase in cost of revenues was due to increases in data center costs, content acquisition costs as a result of increased activities related to YouTube and digital content, and stock based compensation costs.
We expect cost of revenues, including TAC, to increase in dollar amount and as a percentage of total revenues for the remainder of 2016 and may fluctuate in future periods based on a number of factors, including the following:

•	The relative revenue growth rates of Google websites and our Google Network Members’ websites;

•	Traffic acquisition costs paid to our distribution partners, which are affected by changes in:

◦	device mix between mobile, desktop, and tablet,

◦	partner mix,

◦	partner agreement terms such as revenue share arrangements, and

◦	the percentage of queries channeled through paid access points;

•	Traffic acquisition costs paid to Google Network Members, which are affected by ongoing adoption of programmatic advertising buying and changes in partner agreement terms;

•	The growth rates of expenses associated with our data center operations, content acquisition costs, as well as our hardware inventory and related costs; and

•	Increased proportion of non-advertising revenues as part of our total revenues.
Research and Development
The following table presents our R&D expenses (in millions) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Research and development expenses	$3,230	$3,596	$8,772	$10,326
Research and development expenses as a percentage of revenues	17.3%	16.0%	16.3%	16.1%
R&D expenses consist primarily of:

•	Labor and facilities-related costs for employees responsible for R&D of our existing and new products and services;

•	Depreciation and equipment-related expenses; and

•	Stock-based compensation expense.
R&D expenses increased $366 million and decreased as a percentage of revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016. The increase in dollar amount was primarily due to an increase in stock-based compensation expense of $192 million, largely as a result of a 20% increase in R&D headcount. In addition, there was an increase in professional service fees of $74 million primarily due to additional expenses incurred for consulting, outsourced services, and temporary services, and an increase in depreciation and equipment-related expenses of $74 million.
R&D expenses increased $1,554 million and remained relatively flat as a percentage of revenues from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The increase in dollar amount was primarily due to an increase in labor and facilities-related costs of $578 million and an increase in stock-based compensation expense of $485 million, both largely as a result of a 16% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $274 million and an increase in professional service fees of $203 million primarily due to additional expenses incurred for consulting, temporary services, and outsourced services.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2016 and future periods.

Table of Contents	Alphabet Inc.

Sales and Marketing
The following table presents our sales and marketing expenses (in millions) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Sales and marketing expenses	$2,223	$2,565	$6,368	$7,367
Sales and marketing expenses as a percentage of revenues	11.9%	11.5%	11.9%	11.5%
Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions;

•	Advertising and promotional expenditures related to our products and services; and

•	Stock-based compensation expense.
Sales and marketing expenses increased $342 million and decreased slightly as a percentage of revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016. The increase in dollar amount was primarily due to an increase in advertising and promotion expense of $160 million as well as increases in labor and facilities-related costs of $113 million and stock-based compensation expense of $47 million, both largely resulting from a 9% increase in sales and marketing headcount.
Sales and marketing expenses increased $999 million and decreased slightly as a percentage of revenues from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The increase in dollar amount was primarily due to an increase in labor and facilities-related costs of $369 million, an increase in advertising and promotion expense of $350 million, and an increase in stock-based compensation expense of $126 million, largely resulting from a 10% increase in sales and marketing headcount. There was also an increase in professional service fees of $79 million due to additional expenses incurred for temporary services, consulting, and outsourced services.
We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2016 and future periods.
General and Administrative
The following table presents our general and administrative expenses (in millions) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
General and administrative expenses	$1,477	$1,824	$4,564	$4,961
General and administrative expenses as a percentage of revenues	7.9%	8.1%	8.5%	7.7%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services;

•	Amortization of certain intangible assets; and

•	Stock-based compensation expense.
General and administrative expenses increased $347 million and remained relatively flat as a percentage of revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016. The increase in dollars was primarily due to increases in stock-based compensation expense of $137 million and labor and facilities-related costs of $125 million, both largely resulting from a 16% increase in general and administrative headcount, as well as an increase in other miscellaneous expenses.

Table of Contents	Alphabet Inc.

General and administrative expenses increased $397 million and decreased as a percentage of revenues from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The increase in dollars was primarily due to increases in labor and facilities-related costs of $289 million and stock-based compensation expense of $267 million, both largely resulting from a 15% increase in general and administrative headcount, as well as an increase in other miscellaneous expenses. This was offset by a decrease in professional services fees of $294 million due to lower legal-related costs.
We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2016 and in future periods.
Stock-Based Compensation
The following table presents stock-based compensation expense for awards we expect to settle in equity (in millions) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Stock-based compensation	$1,432	$1,860	$3,767	$4,857
Stock-based compensation as a percentage of revenues	7.7%	8.3%	7.0%	7.6%
Stock-based compensation related to awards we expect to settle in equity increased $428 million from the three months ended September 30, 2015 to the three months ended September 30, 2016 and increased $1,090 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. These increases were driven by headcount growth as well as our annual equity refresh grants made in the third quarter of both years.
We estimate stock-based compensation expense related to awards we expect to settle in equity to be approximately $6.7 billion in 2016 and $14.1 billion thereafter related to stock-based awards outstanding as of September 30, 2016. These estimates do not include expenses to be recognized related to stock-based awards granted after September 30, 2016.
Consolidated Other Income (Expense), Net
The following table presents other income (expense), net, (in millions) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Other income (expense), net	$183	$278	$471	$216
Other income (expense), net, as a percentage of revenues	1.0%	1.2%	0.9%	0.3%
Other income (expense), net, increased $95 million from the three months ended September 30, 2015 to the three months ended September 30, 2016. This increase was primarily related to an increase in interest income and increased gains on marketable securities and non-marketable investments. These gains were partially offset by increased losses from our foreign currency hedging program.
Other income (expense), net, decreased $255 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This decrease was primarily driven by increased losses on marketable securities and increased losses from our foreign currency hedging program, partially offset by an increase in interest income.
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

Table of Contents	Alphabet Inc.

Consolidated Provision for Income Taxes
The following table presents our provision for income taxes (in millions) and effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Provision for income taxes	$912	$984	$3,026	$3,148
Effective tax rate	18.6%	16.3%	20.9%	18.2%
Our effective tax rate decreased from the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2016 primarily due to the recognition of excess tax benefits resulting from share-based compensation as a component of the provision for income taxes. The decrease was also due to the recognition of the federal research and development credit which became permanent in the fourth quarter of 2015 and was not reflected in the effective tax rate for the third quarter of 2015, partially offset by changes in estimates associated with filed tax returns in both periods. Our provision for income taxes increased from the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2016 primarily due to an increase in taxable income year over year.
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
Capital Resources and Liquidity
As of September 30, 2016, we had $83.1 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, agency mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.
As of September 30, 2016, $49.7 billion of the $83.1 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of September 30, 2016. In conjunction with this program, we have a $4.0 billion revolving credit facility expiring in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2016, no amounts were outstanding under the credit facility. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months.
As of September 30, 2016, we have unsecured senior notes outstanding due in 2021, 2024 and 2026 with a total carrying value of $3.9 billion and a total estimated fair value of $4.2 billion.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028. In September 2016, we exercised our option to purchase the property for approximately $220 million.
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. In January 2016, the board of directors of Alphabet authorized the company to repurchase an additional amount of approximately 514 thousand shares. In the six months ended June 30, 2016, we repurchased and subsequently retired approximately 5.2 million shares of Alphabet

Table of Contents	Alphabet Inc.

Class C capital stock for an aggregate amount of approximately $3.7 billion, which completed all authorized share repurchases under this repurchase program.
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7,019,340,976.83 of its Class C capital stock. The repurchases are expected to be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
For the nine months ended September 30, 2015 and 2016, our cash flows were as follows (in millions):

	Nine Months Ended
	September 30,
	2015	2016
	(unaudited)
Net cash provided by operating activities	$19,963	$26,623
Net cash used in investing activities	(18,224)	(26,463)
Net cash used in financing activities	(1,666)	(7,440)
Cash Provided by Operating Activities
Our largest source of cash provided by our operations are advertising revenues generated by Google websites and Google Network Members' websites. Additionally, we generate cash through sales of apps and digital content, hardware products, licensing arrangements, and service fees received for Google Cloud offerings.
Our primary uses of cash from our operating activities include payments to our Google Network Members and distribution partners, and payments for content acquisition costs. In addition, uses of cash from operating activities include compensation and related costs, other general corporate expenditures, and income taxes.
Net cash provided by operating activities increased from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily due to increases in net income adjusted for non cash adjustments and changes in working capital.
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
Cash used in investing activities increased from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This was primarily due to increases in purchases of marketable securities and increases in cash collateral paid related to securities lending partially offset by increases in maturities and sales of marketable securities, decreases in purchases of non-marketable investments, and decreases in purchases of property and equipment.
Cash Used in Financing Activities
Cash used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt, repurchases of capital stock, and net proceeds or payments from stock-based award activities.
Cash used in financing activities increased from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily driven by repurchases of capital stock, decreases in proceeds from issuance of debt, and an increase in net payments related to stock-based award activities.
Contractual Obligations
We had long-term taxes payable of $4.5 billion as of September 30, 2016 primarily related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some

Table of Contents	Alphabet Inc.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $155 million lower as of September 30, 2016, and the total amount of expense recorded as other income (expense), net, would have been approximately $31 million higher as of September 30, 2016. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $1.0 billion higher as of September 30, 2016, and the total amount of expense recorded as other income (expense), net, would have been approximately $52 million higher as of September 30, 2016. The impact in AOCI would offset our hedged foreign currency denominated revenues as they occur.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $69 million as of September 30, 2016. The adverse impact as of September 30, 2016 is after consideration of the offsetting effect of approximately $915 million from foreign exchange contracts in place for the month of September 30, 2016. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.
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
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.8 billion as of September 30, 2016.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, please refer to Note 10 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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

ALPHABET INC.
November 2, 2016	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
November 2, 2016	By:	/s/ JAMES G. CAMPBELL
James G. Campbell
Vice President, Corporate Controller, and Chief Accounting Officer

Table of Contents	Alphabet Inc.

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
4.01		Form of Alphabet Inc.'s 1.998% Note due 2026	Current Report on Form 8-K (File No. 001-37580)	August 9, 2016
10.01	*	Amendment to the Alphabet Inc. 2012 Stock Plan
10.02	*	Alphabet Inc. 2012 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement
12	*	Computation of Earnings to Fixed Charge Ratios
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.