Form 10-Q
period 2017-03-31
Alphabet Inc.
filed 2017-05-02
CIK 1652044

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2017, there were 297,628,801 shares of Alphabet’s Class A common stock outstanding, 47,152,692 shares of Alphabet's Class B common stock outstanding, and 346,967,110 Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2017

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

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our monetization trends will fluctuate, which could affect our revenues and margins in the future;

•	our expectation that our traffic acquisition costs will increase in the future;

•	our expectation that our results will be impacted by our performance in international markets as users in developing economies increasingly come online;

•	our expectation that the portion of our revenues that we derive from non-advertising revenues will continue to increase;

•	our expectation that our other income (loss), net, will fluctuate in the future as it is largely driven by market dynamics;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations related to the operating structure implemented pursuant to the Alphabet holding company reorganization;

•	the expected timing and amount of Alphabet Inc.'s stock repurchases;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Table of Contents	Alphabet Inc.

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
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2016	As of March 31, 2017
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,918	$18,132
Marketable securities	73,415	74,307
Total cash, cash equivalents, and marketable securities	86,333	92,439
Accounts receivable, net of allowance of $467 and $489	14,137	12,913
Income taxes receivable, net	95	56
Inventory	268	280
Prepaid revenue share, expenses and other assets	4,575	3,106
Total current assets	105,408	108,794
Prepaid revenue share, expenses and other assets, non-current	1,819	1,846
Non-marketable investments	5,878	6,131
Deferred income taxes	383	365
Property and equipment, net	34,234	35,936
Intangible assets, net	3,307	3,137
Goodwill	16,468	16,547
Total assets	$167,497	$172,756
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,041	$2,306
Accrued compensation and benefits	3,976	2,673
Accrued expenses and other current liabilities	6,144	5,438
Accrued revenue share	2,942	2,888
Deferred revenue	1,099	1,148
Income taxes payable, net	554	803
Total current liabilities	16,756	15,256
Long-term debt	3,935	3,937
Deferred revenue, non-current	202	323
Income taxes payable, non-current	4,677	4,924
Deferred income taxes	226	604
Other long-term liabilities	2,665	2,763
Total liabilities	28,461	27,807
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 691,293 (Class A 296,992, Class B 47,437, Class C 346,864) and 692,108 (Class A 297,600, Class B 47,164, Class C 347,344) shares issued and outstanding	36,307	37,698
Accumulated other comprehensive loss	(2,402)	(2,169)
Retained earnings	105,131	109,420
Total stockholders’ equity	139,036	144,949
Total liabilities and stockholders’ equity	$167,497	$172,756
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2016	2017
Revenues	$20,257	$24,750
Costs and expenses:
Cost of revenues	7,648	9,795
Research and development	3,367	3,942
Sales and marketing	2,387	2,644
General and administrative	1,513	1,801
Total costs and expenses	14,915	18,182
Income from operations	5,342	6,568
Other income (expense), net	(213)	251
Income before income taxes	5,129	6,819
Provision for income taxes	922	1,393
Net income	$4,207	$5,426

Basic net income per share of Class A and B common stock and Class C capital stock	$6.12	$7.85
Diluted net income per share of Class A and B common stock and Class C capital stock	$6.02	$7.73
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	March 31,
	2016	2017
Net income	$4,207	$5,426
Other comprehensive income:
Change in foreign currency translation adjustment	156	451
Available-for-sale investments:
Change in net unrealized gains (losses)	356	139
Less: reclassification adjustment for net (gains) losses included in net income	169	25
Net change (net of tax effect of $119 and $0)	525	164
Cash flow hedges:
Change in net unrealized gains (losses)	16	(229)
Less: reclassification adjustment for net (gains) losses included in net income	(117)	(153)
Net change (net of tax effect of $37 and $149)	(101)	(382)
Other comprehensive income	580	233
Comprehensive income	$4,787	$5,659
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	March 31,
	2016	2017
Operating activities
Net income	$4,207	$5,426
Adjustments:
Depreciation and impairment of property and equipment	1,155	1,287
Amortization and impairment of intangible assets	216	216
Stock-based compensation expense	1,494	2,009
Deferred income taxes	414	613
Loss on marketable and non-marketable investments, net	280	68
Other	64	8
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	818	1,267
Income taxes, net	271	510
Prepaid revenue share, expenses and other assets	185	(128)
Accounts payable	(269)	103
Accrued expenses and other liabilities	(1,064)	(1,868)
Accrued revenue share	(131)	(74)
Deferred revenue	18	111
Net cash provided by operating activities	7,658	9,548
Investing activities
Purchases of property and equipment	(2,444)	(2,508)
Proceeds from disposals of property and equipment	16	41
Purchases of marketable securities	(20,748)	(20,119)
Maturities and sales of marketable securities	17,443	19,362
Purchases of non-marketable investments	(363)	(354)
Maturities and sales of non-marketable investments	42	78
Cash collateral related to securities lending	(257)	0
Investments in reverse repurchase agreements	100	0
Acquisitions, net of cash acquired, and purchases of intangible assets	(34)	(101)
Proceeds from collection of notes receivable	0	750
Net cash used in investing activities	(6,245)	(2,851)
Financing activities
Net payments related to stock-based award activities	(807)	(1,009)
Repurchases of capital stock	(2,098)	(1,127)
Proceeds from issuance of debt, net of costs	3,956	0
Repayments of debt	(3,962)	(18)
Proceeds from sale of subsidiary shares	0	480
Net cash used in financing activities	(2,911)	(1,674)
Effect of exchange rate changes on cash and cash equivalents	60	191
Net increase (decrease) in cash and cash equivalents	(1,438)	5,214
Cash and cash equivalents at beginning of period	16,549	12,918
Cash and cash equivalents at end of period	$15,111	$18,132
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Google Inc. (Google) was incorporated in California in 1998 and re-incorporated in Delaware in 2003. In 2015, we implemented a holding company reorganization, and as a result, Alphabet Inc. (Alphabet) became the successor issuer to Google. We generate revenues primarily by delivering relevant, cost-effective online advertising.
Basis of Consolidation
The consolidated financial statements of Alphabet include the accounts of Alphabet and all wholly-owned subsidiaries as well as all variable interest entities where we are the primary beneficiary. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of March 31, 2017, the Consolidated Statements of Income for the three months ended March 31, 2016 and 2017, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2017, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2017 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2017, our results of operations for the three months ended March 31, 2016 and 2017, and our cash flows for the three months ended March 31, 2016 and 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 2, 2017.
Use of Estimates
Preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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

Table of Contents	Alphabet Inc.

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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2017. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity investments at fair value in our consolidated statement of income. While we continue to evaluate the effect of the standard, we anticipate that the adoption of ASU 2016-01 will increase the volatility of our other income (expense), net as a result of the remeasurement of our equity investments.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. We anticipate that the adoption of Topic 842 will materially affect our Consolidated Balance Sheets and will require changes to our systems and processes. We plan to adopt Topic 842 effective January 1, 2019 and are evaluating the use of the optional practical expedients.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. We currently anticipate that the adoption of ASU 2017-04 will not have a material impact on our consolidated financial statements.
Recently adopted accounting pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2017 using the modified retrospective transition method. See Note 2 for further details.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01) “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets,

Table of Contents	Alphabet Inc.

the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2017 on a prospective basis.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.
Note 2. Revenues
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2017, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2017. Results for reporting periods beginning after January 1, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
We recorded a net reduction to opening retained earnings of $15 million as of January 1, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our non-advertising revenues. The impact to revenues for the quarter ended March 31, 2017 was an increase of $14 million as a result of applying Topic 606.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue source (in millions, unaudited). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2016(1)	2017
Google properties	$14,328	$17,403
Google Network Members' properties	3,692	4,008
Google advertising revenues	18,020	21,411
Google other revenues	2,072	3,095
Other Bets revenues	165	244
Total revenues(2)	$20,257	$24,750

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

(2)
Revenues include $169 million and $217 million related to hedging gains for the three months ended March 31, 2016 and 2017, respectively, which do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
United States	$9,381	$11,769
EMEA(1)	7,130	8,091
APAC(1)	2,799	3,619
Other Americas(1)	947	1,271
Total revenues(2)	$20,257	$24,750

(1)	Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America (Other Americas).

(2)	Revenues include hedging gains for the three months ended March 31, 2016 and 2017.

Table of Contents	Alphabet Inc.

Advertising Revenues
We generate revenues primarily by delivering advertising on Google properties and Google Network Members’ properties.
Google properties revenues consist primarily of advertising revenues generated on Google.com, the Google app, YouTube, and other Google owned and operated properties like Gmail, Google Maps, and Google Play.
Google Network Members’ properties revenues consist primarily of advertising revenues generated from placing ads on Google Network Members’ properties.
Our customers generally purchase advertising inventory through AdWords, DoubleClick Bid Manager, and DoubleClick AdExchange, among others.
Most of our customers pay us on a cost-per-click basis (CPC), which means that an advertiser pays us only when a user clicks on an ad on Google properties or Google Network Members' properties or views certain YouTube ad formats like TrueView. For these customers, we recognize revenue each time a user clicks on the ad or when a user views the ad for a specified period of time.
We also offer advertising on other bases such as cost-per-impression (CPM), which means an advertiser pays us based on the number of times their ads are displayed on Google properties and Google Network Members’ properties. For these customers, we recognize revenue each time an ad is displayed.
Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We believe that there will not be significant changes to our estimates of variable consideration.
For ads placed on Google Network Members’ properties, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we report advertising revenues for ads placed on Google Network Members’ properties on a gross basis, that is, the amounts billed to our customers are recorded as revenues, and amounts paid to publishers are recorded as cost of revenues. We are the principal because we control the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing, or a combination of these.
Other Revenues
Google other revenues and Other Bets revenues consist primarily of revenues from:

•	Apps, in-app purchases, and digital content in the Google Play store;

•	Hardware;

•	Google Cloud offerings; and

•	Other miscellaneous products and services.
As it relates to Google other revenues, the most significant judgment is determining whether we are the principal or agent for app sales and in-app purchases through the Google Play store. We report revenues from these transactions on a net basis because our performance obligation is to facilitate a transaction between app developers and end users, for which we earn a commission. Consequently, the portion of the gross amount billed to end users that is remitted to app developers is not reflected as revenues.
Arrangements with Multiple Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost plus margin.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the three months ended March 31, 2017 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $414 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

Table of Contents	Alphabet Inc.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.
Practical Expedients and Exemptions
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Note 3. Financial Instruments
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
Cash, Cash Equivalents, and Marketable Securities
 The following tables summarize our cash, cash equivalents, and marketable securities by significant investment categories as of December 31, 2016 and March 31, 2017 (in millions):

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$7,078	$0	$0	$7,078	$7,078	$0
Level 1:
Money market and other funds	4,783	0	0	4,783	4,783	0
U.S. government notes	38,454	46	(215)	38,285	613	37,672
Marketable equity securities	160	133	0	293	0	293
	43,397	179	(215)	43,361	5,396	37,965
Level 2:
Time deposits(1)	142	0	0	142	140	2
Mutual funds(2)	204	7	0	211	0	211
U.S. government agencies	1,826	0	(11)	1,815	300	1,515
Foreign government bonds	2,345	18	(7)	2,356	0	2,356
Municipal securities	4,757	15	(65)	4,707	2	4,705
Corporate debt securities	12,993	114	(116)	12,991	2	12,989
Agency mortgage-backed securities	12,006	26	(216)	11,816	0	11,816
Asset-backed securities	1,855	2	(1)	1,856	0	1,856
	36,128	182	(416)	35,894	444	35,450
Total	$86,603	$361	$(631)	$86,333	$12,918	$73,415

Table of Contents	Alphabet Inc.

	As of March 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$7,217	$0	$0	$7,217	$7,217	$0
Level 1:
Money market and other funds	4,454	0	0	4,454	4,454	0
U.S. government notes	46,931	34	(158)	46,807	5,706	41,101
Marketable equity securities	201	116	0	317	0	317
	51,586	150	(158)	51,578	10,160	41,418
Level 2:
Time deposits(1)	54	0	0	54	52	2
Mutual funds(2)	233	8	0	241	0	241
U.S. government agencies	2,029	0	(5)	2,024	649	1,375
Foreign government bonds	2,409	16	(5)	2,420	0	2,420
Municipal securities	4,866	9	(11)	4,864	24	4,840
Corporate debt securities	11,869	40	(33)	11,876	30	11,846
Agency mortgage-backed securities	9,863	18	(203)	9,678	0	9,678
Asset-backed securities	2,485	3	(1)	2,487	0	2,487
	33,808	94	(258)	33,644	755	32,889
Total	$92,611	$244	$(416)	$92,439	$18,132	$74,307

(1)	The majority of our time deposits are foreign deposits.

(2)	The fair value option was elected for mutual funds with gains (losses) recognized in other income (expense), net.
We determine realized gains or losses on marketable securities on a specific identification method. We recognized gross realized gains of $68 million and $148 million for the three months ended March 31, 2016 and 2017, respectively. We recognized gross realized losses of $235 million and $170 million for the three months ended March 31, 2016 and 2017, respectively. We reflect these gains and losses as a component of other income (expense), net in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of March 31, 2017
Due in 1 year	$20,773
Due in 1 year through 5 years	41,604
Due in 5 years through 10 years	989
Due after 10 years	10,383
Total	$73,749

Table of Contents	Alphabet Inc.

Impairment Considerations for Marketable Investments
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2016 and March 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$26,411	$(215)	$0	$0	$26,411	$(215)
U.S. government agencies	1,014	(11)	0	0	1,014	(11)
Foreign government bonds	956	(7)	0	0	956	(7)
Municipal securities	3,461	(63)	46	(2)	3,507	(65)
Corporate debt securities	6,184	(111)	166	(5)	6,350	(116)
Agency mortgage-backed securities	10,184	(206)	259	(10)	10,443	(216)
Asset-backed securities	391	(1)	0	0	391	(1)
Total	$48,601	$(614)	$471	$(17)	$49,072	$(631)

	As of March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes	$30,331	$(158)	$0	$0	$30,331	$(158)
U.S. government agencies	1,274	(5)	0	0	1,274	(5)
Foreign government bonds	865	(5)	0	0	865	(5)
Municipal securities	1,970	(9)	45	(2)	2,015	(11)
Corporate debt securities	5,563	(33)	0	0	5,563	(33)
Agency mortgage-backed securities	8,690	(193)	251	(10)	8,941	(203)
Asset-backed securities	758	(1)	0	0	758	(1)
Total	$49,451	$(404)	$296	$(12)	$49,747	$(416)
During the three months ended March 31, 2017, we did not recognize any other-than-temporary impairment losses. During the three months ended March 31, 2016, we recognized $87 million of other-than-temporary impairment losses related to our marketable equity securities. Those losses are included in loss on marketable securities, net, as a component of other income (expense), net, in the accompanying Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2016 and March 31, 2017, we received cash collateral related to the derivative instruments under our collateral security arrangements of $362 million and $69 million, respectively.

Table of Contents	Alphabet Inc.

Cash Flow Hedges
We use foreign currency forward and option contracts designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar and at times we use interest rate swaps to effectively lock interest rates on anticipated debt issuances. These transactions are designated as cash flow hedges. The notional principal of these contracts was approximately $10.7 billion and $9.8 billion as of December 31, 2016 and March 31, 2017, respectively. These contracts have maturities of 24 months or less.
We reflect gain or loss on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify cumulative gains and losses to revenues or interest expense when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI are immediately reclassified to other income (expense), net. Further, we exclude the change in the time value and forward points of foreign currency options and forward contracts from our assessment of hedge effectiveness. We recognize changes in the excluded components in other income (expense), net.
As of March 31, 2017, the effective portion of our cash flow hedges before tax effect was a net accumulated gain of $72 million, of which $37 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $2.4 billion as of December 31, 2016 and March 31, 2017.
Gains and losses on these forward contracts are recognized in other income (expense), net, along with the offsetting losses and gains of the related hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of these foreign exchange contracts outstanding was $7.9 billion and $9.0 billion as of December 31, 2016 and March 31, 2017, respectively.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in other income (expense), net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into other income (expense), net. No interest rate contracts were outstanding as of December 31, 2016 and March 31, 2017.

Table of Contents	Alphabet Inc.

The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2016
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$539	$57	$596
Total		$539	$57	$596
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$4	$9	$13
Total		$4	$9	$13

		As of March 31, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$135	$25	$160
Total		$135	$25	$160
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$98	$60	$158
Total		$98	$60	$158
The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended
	March 31,
Derivatives in Cash Flow Hedging Relationship	2016	2017
Foreign exchange contracts	$33	$(313)

Table of Contents	Alphabet Inc.

	Gains (Losses) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended
		March 31,
Derivatives in Cash Flow Hedging Relationship	Location	2016	2017
Foreign exchange contracts	Revenues	$169	$217
Interest rate contracts	Other income (expense), net	1	1
Total		$170	$218

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Three Months Ended
		March 31,
Derivatives in Cash Flow Hedging Relationship	Location	2016	2017
Foreign exchange contracts	Other income (expense), net	$(139)	$26

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended
		March 31,
Derivatives in Fair Value Hedging Relationship	Location	2016	2017
Foreign Exchange Hedges:
Foreign exchange contracts	Other income (expense), net	$(28)	$(47)
Hedged item	Other income (expense), net	28	51
Total		$0	$4

(2)	Amounts excluded from effectiveness testing and the ineffective portion of the fair value hedging relationships were not material in all periods presented.
The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
Derivatives Not Designated As Hedging Instruments	Location	2016	2017
Foreign exchange contracts	Other income (expense), net	$(74)	$(202)
Interest rate contracts	Other income (expense), net	(8)	1
Total		$(82)	$(201)

Table of Contents	Alphabet Inc.

Offsetting of Derivatives
We present our derivatives at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2016 and March 31, 2017, information related to these offsetting arrangements were as follows (in millions):

Offsetting of Assets
	As of December 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$596	$0	$596	$(11)	(1)	$(337)	$(73)	$175

	As of March 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$160	$0	$160	$(43)	(1)	$(45)	$(6)	$66

(1)
The balances as of December 31, 2016 and March 31, 2017 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

Offsetting of Liabilities
	As of December 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$13	$0	$13	$(11)	(2)	$0	$0	$2

	As of March 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$158	$0	$158	$(43)	(2)	$0	$0	$115

(2)
The balances as of December 31, 2016 and March 31, 2017 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 4. Non-Marketable Investments
Our non-marketable investments include non-marketable equity investments and non-marketable debt securities.
Non-Marketable Equity Investments
Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity or cost method and are not required to be consolidated under the variable interest or voting models. As of December 31, 2016 and March 31, 2017, investments accounted for under the equity method had a carrying value of approximately $1.7 billion and $1.7 billion, respectively. Our share of equity method investee earnings and losses including impairment was a net loss of $105 million and $49 million for the three months ended March 31, 2016

Table of Contents	Alphabet Inc.

and March 31, 2017, respectively. As of December 31, 2016 and March 31, 2017, investments accounted for under the cost method had a carrying value of $3.0 billion and $3.1 billion, respectively, and a fair value of approximately $8.1 billion and $8.2 billion, respectively. The fair value of the cost method investments are primarily determined from data leveraging private-market transactions and are classified within Level 3 in the fair value hierarchy. We reflect our share of equity method investee earnings and losses and impairments of non-marketable equity investments as a component of other income (expense), net, in the accompanying Consolidated Statements of Income.
Certain renewable energy investments included in our non-marketable equity investments accounted for under the equity method are variable interest entities (VIE). These entities' activities involve power generation using renewable sources. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly impact VIE's economic performance such as setting operating budgets. Therefore, we do not consolidate these VIEs in our financial statements. The carrying value and maximum exposure of these VIEs were $1.2 billion as of December 31, 2016 and March 31, 2017. The maximum exposure is based on current investments to date.  We have determined the single source of our exposure to these VIEs is our capital investment in these entities. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, and vice versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.
Non-Marketable Debt Securities
Our non-marketable debt securities are primarily preferred stock that are redeemable at our option and convertible notes issued by private companies. The cost of these securities were $1.1 billion as of December 31, 2016 and March 31, 2017. These debt securities do not have readily determinable market values and are categorized accordingly as Level 3 in the fair value hierarchy. To estimate the fair value of these securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows; and illiquidity considerations. Financial information of private companies may not be available and consequently we will estimate the value based on the best available information at the measurement date. No significant impairments were recognized for the three months ended March 31, 2016 and 2017.
The following table presents a reconciliation for our non-marketable debt securities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Beginning balance	$1,024	$1,165
Total net gains (losses)
Included in other comprehensive income	90	65
Purchases	24	64
Sales	(6)	(1)
Settlements	0	(3)
Ending balance	$1,132	$1,290
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2016 and March 31, 2017. In conjunction with this program, we have a $4.0 billion revolving credit facility which expires in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the credit facility as of December 31, 2016 and March 31, 2017.

Table of Contents	Alphabet Inc.

Long-Term Debt
Google issued $3.0 billion of senior unsecured notes in three tranches (collectively, the 2011 Notes) in May 2011, due in 2014, 2016, and 2021, as well as $1.0 billion of senior unsecured notes (2014 Notes) in February 2014 due 2024.
In April 2016, we completed an exchange offer with eligible holders of Google’s 2011 Notes due 2021 and 2014 Notes due 2024 (collectively, the Google Notes). An aggregate principal amount of approximately $1.7 billion of the Google Notes was exchanged for approximately $1.7 billion of Alphabet notes with identical interest rate and maturity. Because the exchange was between a parent and the subsidiary company and for substantially identical notes, the change was treated as a debt modification for accounting purposes with no gain or loss recognized.
In August 2016, Alphabet issued $2.0 billion of senior unsecured notes (2016 Notes) due 2026. The net proceeds from the issuance of the 2016 Notes were used for general corporate purposes, including the repayment of outstanding commercial paper. The Alphabet notes due in 2021, 2024, and 2026 rank equally with each other and are structurally subordinated to the outstanding Google Notes.
The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2016	As of March 31, 2017
		(unaudited)
Long-term debt
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(65)	(63)
Total long-term debt(1)	$3,935	$3,937

(1)	Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $3.9 billion as of December 31, 2016 and $4.0 billion as of March 31, 2017. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Note 6. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2016	As of March 31, 2017
		(unaudited)
Land and buildings	$19,804	$20,744
Information technology assets	16,084	17,330
Construction in progress	8,166	8,614
Leasehold improvements	3,415	3,586
Furniture and fixtures	58	47
Property and equipment, gross	47,527	50,321
Less: accumulated depreciation and amortization	(13,293)	(14,385)
Property and equipment, net	$34,234	$35,936
As of March 31, 2017, assets under capital lease with a cost basis of $327 million were included in property and equipment.

Table of Contents	Alphabet Inc.

Note Receivable
In connection with the sale of our Motorola Mobile business to Lenovo Group Limited (Lenovo) on October 29, 2014, we received an interest-free, three-year prepayable promissory note (Note Receivable) due October 2017. The Note Receivable was included on our Consolidated Balance Sheets in prepaid revenue share, expenses, and other assets. Based on the general market conditions and the credit quality of Lenovo at the time of the sale, we discounted the Note Receivable at an effective interest rate of 4.5%. In March 2017, we received a cash payment of $750 million from Lenovo. The outstanding balances are shown in the table below (in millions):

	As of December 31, 2016	As of March 31, 2017
		(unaudited)
Principal of the Note Receivable	$1,448	$698
Less: unamortized discount for the Note Receivable	(51)	(18)
Total	$1,397	$680
As of December 31, 2016 and March 31, 2017, we did not recognize a valuation allowance on the Note Receivable.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2016	As of March 31, 2017
		(unaudited)
Accrued customer liabilities	$1,256	$1,173
Other accrued expenses and current liabilities	4,888	4,265
Accrued expenses and other current liabilities	$6,144	$5,438
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2015	$(2,047)	$(86)	$259	$(1,874)
Other comprehensive income (loss) before reclassifications	156	356	16	528
Amounts reclassified from AOCI	0	169	(117)	52
Other comprehensive income (loss)	156	525	(101)	580
Balance as of March 31, 2016	$(1,891)	$439	$158	$(1,294)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2016	$(2,646)	$(179)	$423	$(2,402)
Other comprehensive income (loss) before reclassifications	451	139	(229)	361
Amounts reclassified from AOCI	0	25	(153)	(128)
Other comprehensive income (loss)	451	164	(382)	233
Balance as of March 31, 2017	$(2,195)	$(15)	$41	$(2,169)

Table of Contents	Alphabet Inc.

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended
		March 31,
AOCI Components	Location	2016	2017
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(169)	$(25)
	Provision for income taxes	0	0
	Net of tax	$(169)	$(25)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	$169	$217
Interest rate contracts	Other income (expense), net	1	1
	Provision for income taxes	(53)	(65)
	Net of tax	$117	$153
Total amount reclassified, net of tax		$(52)	$128
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Interest income	$270	$312
Interest expense	(30)	(25)
Foreign currency exchange losses, net	(186)	(2)
Loss on marketable securities, net	(167)	(22)
Loss on non-marketable investments, net	(113)	(46)
Other	13	34
Other income (expense), net	$(213)	$251
Interest expense in the preceding table is net of $0 million and $7 million of interest capitalized for the three months ended March 31, 2016 and 2017, respectively.
Note 7. Acquisitions
During the three months ended March 31, 2017, we completed various acquisitions and purchases of intangible assets for total consideration of approximately $111 million. In aggregate, $6 million was cash acquired, $41 million was attributed to intangible assets, $72 million was attributed to goodwill, and $8 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $19 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all intangible assets acquired and purchased during the three months ended March 31, 2017, patents and developed technology have a weighted-average useful life of 3.5 years and trade names and other have a weighted-average useful life of 9.7 years.
Note 8. Calico
In September 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. As of March 31, 2017, we have contributed $240 million to Calico in exchange for Calico convertible preferred units and are committed to fund an additional $490 million on an as-needed basis.

Table of Contents	Alphabet Inc.

Calico is a VIE and its results of operations and statement of financial position are included in our consolidated financial statements as we have the power to direct the activities that most significantly impact its economic performance.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration agreement intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of March 31, 2017, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of March 31, 2017, Calico has contributed $250 million and committed up to an additional $500 million.
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
Note 9. Verily
Verily is a life science company with a mission to make the world's health data useful so that people enjoy healthier lives. Verily is a VIE and its results of operations and statement of financial position are included in our consolidated financial statements as we have the power to direct the activities that most significantly impact its economic performance.
In January 2017, Temasek, a Singapore-based investment company, signed a binding commitment to purchase a noncontrolling interest in Verily for an aggregate of $800 million in cash. In the first quarter of 2017, the first tranche of the investment closed and we received $480 million. The second and final tranche is expected to close in the second half of 2017. The transaction is accounted for as an equity transaction and no gain or loss was recognized. Of the $480 million received, $15 million was recorded as noncontrolling interest, based on Temasek’s share of the net assets of Verily, and $465 million was recorded as additional paid-in capital. Noncontrolling interest and net loss attributable to noncontrolling interest were not separately presented on our consolidated financial statements as of and for the quarter ended March 31, 2017 as the amounts were not material.
Note 10. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill allocated to our disclosed segments for the three months ended March 31, 2017 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2016	$16,027	$441	$16,468
Acquisitions	66	6	72
Foreign currency translation and other adjustments	7	0	7
Balance as of March 31, 2017	$16,100	$447	$16,547

Table of Contents	Alphabet Inc.

Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$5,542	$2,710	$2,832
Customer relationships	352	197	155
Trade names and other	463	143	320
Total	$6,357	$3,050	$3,307

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$5,481	$2,792	$2,689
Customer relationships	358	218	140
Trade names and other	461	153	308
Total	$6,300	$3,163	$3,137
Amortization expense relating to purchased intangible assets was $216 million and $206 million for the three months ended March 31, 2016 and 2017, respectively.
As of March 31, 2017, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2017	$580
2018	707
2019	598
2020	484
2021	454
Thereafter	314
$3,137
Note 11. Contingencies
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
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India (CCI), Brazil's Council for Economic Defense (CADE), the Federal Antimonopoly Service (FAS) of the Russian Federation, and the Korean Fair Trade Commission have also opened investigations into certain of our business practices. In November 2016, we responded to the CCI Director General's report with interim findings of competition law infringements regarding search and ads. In April 2017, Google reached a settlement agreement that resolved FAS’s concerns regarding the distribution practice of Google’s mobile applications on Android smartphones.
Patent and Intellectual Property Claims
We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies infringe the intellectual property rights of others. Adverse results in these lawsuits

Table of Contents	Alphabet Inc.

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
Oracle America, Inc. (Oracle) brought a copyright lawsuit against Google in the Northern District of California, alleging that Google's Android infringes Oracle's copyrights related to certain Java application programming interfaces. After trial, final judgment was entered by the district court in favor of Google on June 8, 2016, and the court decided post-trial motions in favor of Google. Oracle has appealed. We believe this lawsuit is without merit and are defending ourselves vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
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
Certain of our outstanding legal matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.
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
Indirect Taxes and Other Non-Income Taxes
We are under audit by various domestic and foreign tax authorities with regards to indirect tax and other non-income tax matters. The subject matter of indirect tax and other non-income tax audits primarily arises from disputes on the tax treatment and tax rate applied to the sale of our products and services in these jurisdictions and the tax treatment of certain employee benefits. We accrue indirect taxes and other non-income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We believe these matters are without merit and we are defending ourselves vigorously. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from our expectations.
For information regarding income tax contingencies, see Note 14.

Table of Contents	Alphabet Inc.

Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended March 31,
	2016			2017
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,795	$305	$2,107	$2,331	$371	$2,724
Denominator
Number of shares used in per share computation	293,383	49,915	344,220	297,150	47,301	347,104
Basic net income per share	$6.12	$6.12	$6.12	$7.85	$7.85	$7.85
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,795	$305	$2,107	$2,331	371	$2,724
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	305	0	0	371	0	0
Reallocation of undistributed earnings	(20)	(5)	20	(29)	(5)	29
Allocation of undistributed earnings	$2,080	$300	$2,127	$2,673	$366	$2,753
Denominator
Number of shares used in basic computation	293,383	49,915	344,220	297,150	47,301	347,104
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	49,915	0	0	47,301	0	0
Restricted stock units and other contingently issuable shares	2,515	0	9,278	1,419	0	9,062
Number of shares used in per share computation	345,813	49,915	353,498	345,870	47,301	356,166
Diluted net income per share	$6.02	$6.02	$6.02	$7.73	$7.73	$7.73
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 13. Stockholders’ Equity
Stock-Based Compensation
For the three months ended March 31, 2016 and 2017, total stock-based compensation expense was $1,500 million and $2,065 million, respectively, including amounts associated with awards that we expect to settle in Alphabet stock of $1,494 million and $2,009 million, respectively.

Table of Contents	Alphabet Inc.

Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the three months ended March 31, 2017 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2016	25,348,955	$624.92
Granted	5,056,334	$789.43
Vested	(2,958,139)	$593.45
Forfeited/canceled	(344,912)	$634.35
Unvested as of March 31, 2017	27,102,238	$659.22
As of March 31, 2017, there was $16.3 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.
Share Repurchases
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7,019,340,976.83 of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. In the three months ended March 31, 2017, we repurchased and subsequently retired approximately 1.5 million shares of Alphabet Class C capital stock for an aggregate amount of $1.2 billion, of which $1.1 billion was paid in cash as of March 31, 2017.
Note 14. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $5.4 billion and $5.6 billion as of December 31, 2016 and March 31, 2017, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $4.3 billion and $4.4 billion as of December 31, 2016 and March 31, 2017, respectively. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.
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
For information regarding indirect taxes and other non-income taxes, see Note 11.

Table of Contents	Alphabet Inc.

Note 15. Information about Segments and Geographic Areas
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the other operating segments are combined and disclosed below as Other Bets.
Our reported segments are described below:

•
Google – Google includes our main internet products such as Search, Ads, Commerce, Maps, YouTube, Google Cloud, Android, Chrome, and Google Play as well as our hardware initiatives. Our technical infrastructure and some newer efforts like virtual reality are also included in Google. Google generates revenues primarily from advertising, sales of apps, in-app purchases, and digital content, services fees for cloud offerings, and sales of hardware products.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access, Calico, CapitalG, GV, Nest, Verily, Waymo, and X. Revenues from the Other Bets are derived primarily through the sales of internet and TV services through Google Fiber, licensing and R&D services through Verily, and sales of Nest products and services.

Revenues, cost of revenues, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our Chief Operating Decision Maker does not evaluate operating segments using asset information. Prior period segment information has been recast to conform to the current period segment presentation.
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Revenues:
Google	$20,092	$24,506
Other Bets	165	244
Total revenues	$20,257	$24,750

	Three Months Ended
	March 31,
	2016	2017
Operating income (loss):
Google	$6,245	$7,598
Other Bets	(774)	(855)
Reconciling items(1)	(129)	(175)
Total income from operations	$5,342	$6,568

(1)	Reconciling items are primarily related to corporate administrative costs and other miscellaneous items that are not allocated to individual segments.

	Three Months Ended
	March 31,
	2016	2017
Capital expenditures:
Google	$2,039	$2,406
Other Bets	277	170
Reconciling items(2)	128	(68)
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$2,444	$2,508

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

Stock-based compensation (SBC) and depreciation, amortization, and impairment are included in segment operating income (loss) as below (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Stock-based compensation:
Google	$1,323	$1,854
Other Bets	138	114
Reconciling items(3)	33	41
Total stock-based compensation(4)	$1,494	$2,009

Depreciation, amortization, and impairment:
Google	$1,317	$1,396
Other Bets	54	107
Total depreciation, amortization, and impairment as presented on the Consolidated Statements of Cash Flows	$1,371	$1,503

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)	For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2016	As of March 31, 2017
		(unaudited)
Long-lived assets:
United States	$47,383	$48,468
International	14,706	15,494
Total long-lived assets	$62,089	$63,962
For our revenues by geography, please refer to Note 2.

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Here are our key financial results for the three months ended March 31, 2017 (consolidated unless otherwise noted):

•	Revenues of $24.8 billion and revenue growth of 22% year over year, constant currency revenue growth of 24% year over year.

•	Google segment revenues of $24.5 billion with revenue growth of 22% year over year and Other Bets revenues of $0.2 billion with revenue growth of 48% year over year.

•	Revenues from the United States, EMEA, APAC, and Other Americas were $11.8 billion, $8.1 billion, $3.6 billion, and $1.3 billion, respectively.

•
Cost of revenues was $9.8 billion, consisting of traffic acquisition costs of $4.6 billion and other cost of revenues of $5.2 billion. Our traffic acquisition costs as a percentage of advertising revenues was 22%.

•	Operating expenses (excluding cost of revenues) were $8.4 billion.

•	Income from operations was $6.6 billion.

•	Effective tax rate was 20%.

•	Net income was $5.4 billion with diluted net income per share of $7.73.

•	Operating cash flow was $9.5 billion.

•	Capital expenditures were $2.5 billion.

•	Headcount increased to 73,992 as of March 31, 2017.
Information about Segments
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the other operating segments are combined and disclosed below as Other Bets.
Our reported segments are described below:

•
Google – Google includes our main internet products such as Search, Ads, Commerce, Maps, YouTube, Google Cloud, Android, Chrome, and Google Play as well as our hardware initiatives. Our technical infrastructure and some newer efforts like virtual reality are also included in Google. Google generates revenues primarily from advertising, sales of apps, in-app purchases, and digital content, services fees for cloud offerings, and sales of hardware products.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access, Calico, CapitalG, GV, Nest, Verily, Waymo, and X. Revenues from the Other Bets are derived primarily through the sales of internet and TV services through Google Fiber, licensing and R&D services through Verily, and sales of Nest products and services.

Please refer to Note 15 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Prior period segment information has been recast to conform to the current period segment presentation.

Table of Contents	Alphabet Inc.

Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Google segment
Google properties revenues	$14,328	$17,403
Google Network Members' properties revenues	3,692	4,008
Google advertising revenues	18,020	21,411
Google other revenues	2,072	3,095
Google segment revenues	20,092	24,506

Other Bets
Other Bets revenues	165	244

Revenues	$20,257	$24,750
Google segment
The following table presents our Google segment revenues (in millions, unaudited), and changes in our aggregate paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended
	March 31,
	2016	2017
Google segment revenues	$20,092	$24,506
Google segment revenues as a percentage of total revenues	99.2%	99.0%
Aggregate paid clicks change		44%
Aggregate cost-per-click change		(19)%
Use of Monetization Metrics
When assessing our advertising revenue performance, we present information regarding the percentage change in the number of "paid clicks" and "cost-per-click" for our Google properties and Google Network Members' properties. Management views these as important metrics for understanding our business.
Paid clicks for our Google properties represent engagement by users and include clicks on advertisements by end-users related to searches on Google.com, clicks related to advertisements on other owned and operated properties including Gmail, Maps, and Google Play; and viewed YouTube engagement ads like TrueView (counted as an engagement when the user chooses not to skip the ad). Paid clicks for our Google Network Members' properties include clicks by end-users related to advertisements served on Google Network Members' properties participating in our AdSense for Search, AdSense for Content, and AdMob. In some cases, such as programmatic and reservation based advertising buying, we charge advertisers by impression; while growing, this represents a small part of our revenue base.
Cost-per-click is defined as click-driven revenues divided by our total number of paid clicks and represents the average amount we charge advertisers for each engagement by users.
We periodically review, refine and update our methodologies for monitoring, gathering, and counting the number of paid clicks and for identifying the revenues generated by click activity.

Table of Contents	Alphabet Inc.

In the first quarter of 2017, we refined our methodology for paid clicks and cost-per-click to include additional categories of TrueView engagement ads and exclude non-engagement based trial ad formats. This change resulted in a modest increase in paid clicks and a modest decrease in cost-per-click. For comparison purposes, we have included updated data for historical periods in the table below:

	Three Months Ended
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Year-over-year change
Aggregate paid clicks	29%	28%	32%	39%
Paid clicks on Google properties	38%	36%	41%	47%
Paid clicks on Google Network Members' properties	2%	0%	1%	7%

Aggregate cost-per-click	(8)%	(6)%	(10)%	(17)%
Cost-per-click on Google properties	(11)%	(8)%	(12)%	(18)%
Cost-per-click on Google Network Members' properties	(8)%	(8)%	(14)%	(19)%

Quarter-over-quarter change
Aggregate paid clicks	(2)%	7%	9%	22%
Paid clicks on Google properties	(3)%	9%	11%	25%
Paid clicks on Google Network Members' properties	4%	(3)%	1%	6%

Aggregate cost-per-click	(1)%	(1)%	(5)%	(10)%
Cost-per-click on Google properties	1%	(2)%	(6)%	(12)%
Cost-per-click on Google Network Members' properties	(12)%	(2)%	(6)%	0%
Revenue growth and the change in revenue growth, as well as the change in paid clicks and cost-per-click on Google properties and Google Network Members' properties and the correlation between these items, have fluctuated and may continue to fluctuate because of various factors, including:

•	growth rates of revenues from Google properties, including YouTube, compared to growth rates of revenues from Google Network Members' properties;

•	advertiser competition for keywords;

•	changes in foreign currency exchange rates;

•	seasonality;

•	the fees advertisers are willing to pay based on how they manage their advertising costs;

•	changes in advertising quality or formats;

•	changes in device mix;

•	traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels;

•
a shift in the proportion of non-click based revenues generated on Google properties and Google Network Members' properties, including an increase in programmatic and reservation based advertising buying; and

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

Google properties
The following table presents our Google properties revenues (in millions, unaudited), and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended
	March 31,
	2016	2017
Google properties revenues	$14,328	$17,403
Google properties revenues as a percentage of Google segment revenues	71.3%	71.0%
Paid clicks change		53%
Cost-per-click change		(21)%
Google properties revenues consist primarily of advertising revenues that are generated on:

•	Google search properties which includes revenues from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.;

•	Other Google owned and operated properties like Gmail, Google Maps, and Google Play; and

•	YouTube, including but not limited to, YouTube TrueView and Google Preferred.
Our Google properties revenues increased $3,075 million from the three months ended March 31, 2016 to the three months ended March 31, 2017. The growth was primarily driven by increases in mobile search largely as a result of a secular shift to mobile due to the greater utility of smartphones and continued enhancements of features and functionality. We also experienced growth in YouTube revenues driven primarily by video advertising with a growing contribution from ad buying on DoubleClick Bid Manager. The growth was partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs on Google properties increased due to growth in YouTube engagement ads, increases in mobile search queries, improvements we have made in ad formats and delivery, and continued global expansion of our products, advertisers and user base. The positive impact on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was primarily driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other advertising platforms. The decrease in cost-per-click was also impacted by changes in device mix, property mix, product mix, geographic mix, ongoing product changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Google Network Members' properties
The following table presents our Google Network Members' properties revenues (in millions, unaudited) and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended
	March 31,
	2016	2017
Google Network Members' properties revenues	$3,692	$4,008
Google Network Members' properties revenues as a percentage of Google segment revenues	18.4%	16.4%
Paid clicks change		10%
Cost-per-click change		(17)%
Google Network Members' properties revenues consist primarily of advertising revenues generated from ads placed on Google Network Member properties through:

•	AdSense (such as AdSense for Search, AdSense for Content, etc.);

•	AdMob; and

•	DoubleClick AdExchange.
Our Google Network Members' properties revenues increased $316 million from the three months ended March 31, 2016 to the three months ended March 31, 2017. The growth was primarily driven by strength in programmatic

Table of Contents	Alphabet Inc.

advertising buying and AdMob, offset by a decline in our traditional AdSense for Search business and the general strengthening of the U.S. dollar compared to certain foreign currencies.
The increase in paid clicks resulted from the growth in AdMob, offset by declines in our traditional AdSense for Search business. The positive impact on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was impacted by changes in device mix, property mix, product mix, geographic mix, ongoing product changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Google other revenues	$2,072	$3,095
Google other revenues as a percentage of Google segment revenues	10.3%	12.6%
Google other revenues consist primarily of revenues from:
•Apps, in-app purchases, and digital content in the Google Play store;

•	Hardware; and
•Google Cloud offerings.
Our Google other revenues increased $1,023 million from the three months ended March 31, 2016 to the three months ended March 31, 2017. The growth was primarily driven by increases in revenues from Google Play, largely relating to in-app purchases (revenues which we recognize net of payout to developers), hardware sales, and Google Cloud offerings.
Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Other Bets revenues	$165	$244
Other Bets revenues as a percentage of total revenues	0.8%	1.0%
Other Bets revenues consist primarily of revenues and sales from:

•	Internet and TV services;

•	Licensing and R&D services; and

•	Nest branded hardware.
Our Other Bets revenues increased $79 million from the three months ended March 31, 2016 to the three months ended March 31, 2017. The growth was primarily driven by revenues from licensing and R&D services in Verily, revenues from internet and TV services in Fiber, and sales of Nest branded hardware.

Table of Contents	Alphabet Inc.

Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the billing addresses of our customers (unaudited):

	Three Months Ended
	March 31,
	2016	2017
United States	46%	48%
EMEA	35%	33%
APAC	14%	14%
Other Americas	5%	5%
For the amounts of revenues by geography, please refer to Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Table of Contents	Alphabet Inc.

The following table presents the foreign exchange impact on our international revenues and total revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
EMEA revenues	$7,130	$8,091
Exclude foreign exchange impact on current period revenues using prior year rates	475	444
Exclude hedging impact recognized in current period	(119)	(158)
EMEA constant currency revenues	$7,486	$8,377
Prior period EMEA revenues, excluding hedging impact	$6,116	$7,011
EMEA revenue growth	13%	13%
EMEA constant currency revenue growth	22%	19%

APAC revenues	$2,799	$3,619
Exclude foreign exchange impact on current period revenues using prior year rates	93	(63)
Exclude hedging impact recognized in current period	(27)	(59)
APAC constant currency revenues	$2,865	$3,497
Prior period APAC revenues, excluding hedging impact	$2,214	$2,772
APAC revenue growth	21%	29%
APAC constant currency revenue growth	29%	26%

Other Americas revenues	$947	$1,271
Exclude foreign exchange impact on current period revenues using prior year rates	194	(77)
Exclude hedging impact recognized in current period	(23)	0
Other Americas constant currency revenues	$1,118	$1,194
Prior period Other Americas revenues, excluding hedging impact	$896	$924
Other Americas revenue growth	3%	34%
Other Americas constant currency revenue growth	25%	29%

United States revenues	$9,381	$11,769
United States revenue growth	21%	25%

Total revenues	$20,257	$24,750
Total constant currency revenues	$20,850	$24,837
Total revenue growth	17%	22%
Total constant currency revenue growth	23%	24%
For the three months ended March 31, 2017, our revenues from EMEA were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to certain currencies including the British pound and Euro.
For the three months ended March 31, 2017, our revenues from APAC were favorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar weakened relative to the Australian dollar and Japanese yen.
For the three months ended March 31, 2017, our revenues from Other Americas were favorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar weakened relative to certain currencies including the Brazilian real and Canadian dollar, partially offset by the impact of the U.S. dollar strengthening relative to the Mexican peso.

Table of Contents	Alphabet Inc.

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
Additionally, other cost of revenues (which is the cost of revenues excluding traffic acquisition costs) includes the following:

•	The expenses associated with the operation of our data centers (including depreciation, labor including SBC, energy, bandwidth, and other equipment costs);

•
Content acquisition costs primarily related to payments to certain content providers from whom we license their video and other content for distribution on YouTube and Google Play (we pay fees to these content providers based on revenues generated or a flat fee);

•	Credit card and other transaction fees related to processing customer transactions;

•	Inventory related costs for hardware we sell; and

•	Amortization of certain intangible assets.
The following tables present our costs of revenues, including traffic acquisition costs (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Traffic acquisition costs	$3,788	$4,629
Other cost of revenues	3,860	5,166
Total cost of revenues	$7,648	$9,795
Total cost of revenues as a percentage of revenues	37.8%	39.6%

	Three Months Ended
	March 31,
	2016	2017
Traffic acquisition costs to distribution partners	$1,217	$1,805
Traffic acquisition costs to distribution partners as a percentage of Google properties revenues (Google properties TAC rate)	8.5%	10.4%

Traffic acquisition costs to Google Network Members	$2,571	$2,824
Traffic acquisition costs to Google Network Members as a percentage of Google Network Members' properties revenues (Network Members TAC rate)	69.6%	70.5%

Traffic acquisition costs	$3,788	$4,629
Traffic acquisition costs as a percentage of advertising revenues (Aggregate TAC rate)	21.0%	21.6%
The cost of revenues that we incur related to revenues generated from ads placed on the properties of our Google Network Members are significantly higher than the costs of revenues that we incur related to revenues generated from ads placed on Google properties because most of the advertiser revenues from ads served on Google Network Members’ properties are paid as TAC to our Google Network Members.
Cost of revenues increased $2,147 million from the three months ended March 31, 2016 to the three months ended March 31, 2017 due to various factors including traffic acquisition costs, data center costs, content acquisition costs, and hardware related costs.
The increases in TAC to distribution partners and the associated Google properties TAC rate were largely driven by a shift to mobile which carries higher TAC primarily because more mobile searches are subject to TAC. The increases in TAC to Google Network Members and the associated Network Members TAC rate were primarily driven by the shift in advertising buying from our traditional network business to programmatic advertising buying which carries higher

Table of Contents	Alphabet Inc.

TAC. The increase in the aggregate TAC rate was also partially offset by a favorable revenue mix shift from Google Network Member properties to Google properties.
The increase in other cost of revenues of $1,306 million was primarily due to increases in (1) data center costs including depreciation, labor (including SBC), energy, bandwidth, and other equipment costs as a result of business growth, (2) content acquisition costs as a result of increased activities related to YouTube, and (3) hardware costs associated with new hardware launches.
We expect cost of revenues to increase in dollar amount and as a percentage of total revenues for the remainder of 2017 and in future periods based on a number of factors, including the following:

•	The relative revenue growth rates of Google properties and our Google Network Members’ properties;

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
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Research and development expenses	$3,367	$3,942
Research and development expenses as a percentage of revenues	16.6%	15.9%
R&D expenses consist primarily of:

•	Labor and facilities-related costs, including SBC, for employees responsible for R&D of our existing and new products and services; and

•	Depreciation and equipment-related expenses.
R&D expenses increased $575 million from the three months ended March 31, 2016 to the three months ended March 31, 2017. The increase was primarily due to an increase in labor and facilities-related costs of $497 million largely as a result of a 17% increase in R&D headcount and the shift in the timing of our annual equity refresh cycle. In addition, there was an increase in depreciation and equipment-related expenses of $27 million.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2017 and in future periods.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Sales and marketing expenses	$2,387	$2,644
Sales and marketing expenses as a percentage of revenues	11.8%	10.7%
Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs, including SBC, for employees engaged in sales and marketing, sales support, and certain customer service functions; and

•	Advertising and promotional expenditures related to our products and services.
Sales and marketing expenses increased $257 million from the three months ended March 31, 2016 to the three months ended March 31, 2017. The increase was primarily due to an increase in labor and facilities-related cost of

Table of Contents	Alphabet Inc.

$238 million largely resulting from an 8% increase in sales and marketing headcount and the shift in the timing of our annual equity refresh cycle.
We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2017 and in future periods.
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
General and administrative expenses	$1,513	$1,801
General and administrative expenses as a percentage of revenues	7.4%	7.3%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs, including SBC, for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services; and

•	Amortization of certain intangible assets.
General and administrative expenses increased $288 million from the three months ended March 31, 2016 to the three months ended March 31, 2017. The increase was primarily due to an increase in professional service fees of $162 million primarily due to additional expenses incurred for consulting, temporary, and outsourced services, as well as lower legal related costs in the first quarter of 2016. In addition, there was an increase in labor and facilities-related costs of $154 million, largely resulting from a 15% increase in general and administrative headcount and the shift in the timing of our annual equity refresh cycle. These increases were offset by a decrease in miscellaneous general and administrative expenses.
We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2017 and in future periods.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions):

	Three Months Ended
	March 31,
	2016	2017
	(unaudited)
Other income (expense), net	$(213)	$251
Other income (expense), net, as a percentage of revenues	(1.1)%	1.1%
Other income (expense), net, increased $464 million from the three months ended March 31, 2016 to the three months ended March 31, 2017. This increase was primarily driven by reduced costs of our foreign currency hedging activities, decreased losses on marketable and non-marketable investments and an increase in interest income.
The costs of our foreign exchange hedging activities recognized in other income (expense), net, are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of foreign exchange rates relative to the contract prices, the volatility of foreign exchange rates, and forward points. The hedging costs expensed in other income (expense), net, decreased as a result of less option premiums paid after we began to use foreign currency forward contracts to hedge our forecasted revenues in the fourth quarter of 2016.
We expect that other income (expense), net, will fluctuate in dollar amount for the remainder of 2017 and future periods as it is largely driven by market dynamics.

Table of Contents	Alphabet Inc.

Provision for Income Taxes
The following table presents our provision for income taxes (in millions, unaudited) and effective tax rate:

	Three Months Ended
	March 31,
	2016	2017
Provision for income taxes	$922	$1,393
Effective tax rate	18.0%	20.4%
Our provision for income taxes and our effective tax rate increased from the three months ended March 31, 2016 to the three months ended March 31, 2017, largely due to proportionately more earnings generated in jurisdictions that have higher statutory tax rates and discrete items.
Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Capital Resources and Liquidity
As of March 31, 2017, we had $92.4 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, agency mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.
As of March 31, 2017, $55.7 billion of the $92.4 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of March 31, 2017. In conjunction with this program, we have a $4.0 billion revolving credit facility expiring in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2017, no amounts were outstanding under the credit facility. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of March 31, 2017, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $3.9 billion and a total estimated fair value of $4.0 billion.
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7,019,340,976.83 of its Class C capital stock. In the three months ended March 31, 2017, we repurchased and subsequently retired approximately 1.5 million shares of Alphabet Class C capital stock for an aggregate amount of approximately $1.2 billion, of which $1.1 billion was paid in cash as of March 31, 2017.
In January 2017, Temasek, a Singapore-based investment company, signed a binding commitment to purchase a non-controlling interest in Verily for an aggregate of $800 million in cash. The first tranche of the investment closed and we received $480 million in the first quarter of 2017. The second and final tranche is expected to close in the second half of 2017.
We have an interest-free, three-year prepayable promissory note (Note Receivable) due October 2017. In March 2017, we received a payment of $750 million with the remaining $698 million outstanding as of March 31, 2017.

Table of Contents	Alphabet Inc.

For the three months ended March 31, 2016 and 2017, our cash flows were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2016	2017
Net cash provided by operating activities	$7,658	$9,548
Net cash used in investing activities	(6,245)	(2,851)
Net cash used in financing activities	(2,911)	(1,674)
Cash Provided by Operating Activities
Our largest source of cash provided by our operations are advertising revenues generated by Google properties and Google Network Members' properties. Additionally, we primarily generate cash through sales of apps, in-app purchases and digital content, hardware products, licensing arrangements, and service fees received for Google Cloud offerings.
Our primary uses of cash from our operating activities include payments to our Google Network Members and distribution partners, and payments for content acquisition costs. In addition, uses of cash from operating activities include compensation and related costs, hardware costs, other general corporate expenditures, and income taxes.
Net cash provided by operating activities increased from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily due to increases in cash received from advertising revenues and Google other revenues offset by increases in cash paid for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment, purchases, maturities, and sales of marketable securities in our investment portfolio, payments for acquisitions, and proceeds from the collection of notes receivable.
Net cash used in investing activities decreased from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily due to increases in maturities and sales of marketable securities, decreases in purchases of marketable securities, and increases in cash proceeds received from the collection of the Lenovo note receivable.
Cash Used in Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt, repurchases of capital stock, net proceeds or payments from stock-based award activities, and proceeds from the sale of subsidiary shares.
Net cash used in financing activities decreased from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily driven by a decrease in the repurchases of capital stock and increases in proceeds from the sale of subsidiary shares. These items were offset by increases in net payments related to stock-based award activities.
Contractual Obligations
We had long-term taxes payable of $4.9 billion as of March 31, 2017 primarily related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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

Table of Contents	Alphabet Inc.

discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.
Revenues
For the sale of third-party goods and services, we evaluate whether we are the principal, and report revenues on a gross basis, or an agent, and report revenues on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.
Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see Part I, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of March 31, 2017, our most significant currency exposures are the British pound, Euro, and Japanese yen.
We use foreign exchange forward contracts in addition to foreign exchange option contracts to protect our forecasted U.S. dollar-equivalent earnings from changes in foreign currency exchange rates. When the U.S. dollar strengthens, gains from foreign currency options and forwards reduce the foreign currency losses related to our earnings. When the U.S. dollar weakens, losses from foreign currency forwards offset the foreign currency gains related to our earnings. These hedging contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. We record spot-to-spot foreign currency exchange rate changes of these contracts as a component of accumulated other comprehensive income (AOCI) and subsequently reclassify them into revenues to offset the hedged exposures as they occur. We exclude the change in the time value and forward points of these contracts from our assessment of hedge effectiveness. These excluded components are recognized in other income (expense), net.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% could be experienced in the near term. If the U.S. dollar weakened by 10% as of March 31, 2017, the amount recorded in AOCI reflecting spot-to-spot foreign currency rate changes related to our foreign exchange contracts before tax effect would have been approximately $909 million lower as of March 31, 2017. The change in the value recorded in AOCI would be expected to offset a corresponding foreign currency change in the forecasted hedged revenues when recognized.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $46 million as of March 31, 2017. The adverse impact as of March 31, 2017 is after consideration of the offsetting effect of approximately $562 million from foreign exchange contracts in place for the month of March 31, 2017.
Interest Rate Risk
Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in debt securities including those of the U.S. government and its agencies, corporate debt securities, agency mortgage-backed securities, money market and other funds, municipal securities, time deposits, asset backed securities,and debt instruments issued by foreign governments. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of December 31, 2016 and March 31, 2017, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to interest rates at the time of purchase. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge gains and losses on our securities. These derivative contracts are accounted for as hedges at fair value with changes in fair value recorded in other income (expense), net.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis

Table of Contents	Alphabet Inc.

points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $1.5 billion as of March 31, 2017.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, please refer to Note 11 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - 31	80	$799.59	80	$6,955
February 1 - 28	634	$816.23	634	$6,438
March 1 - 31	750	$833.61	750	$5,813
Total	1,464	$824.56	1,464

(1)
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7,019,340,976.83 of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. Refer to Note 13 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

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

ALPHABET INC.
May 2, 2017	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
May 2, 2017	By:	/s/ JAMES G. CAMPBELL
James G. Campbell
Vice President, Corporate Controller, and Chief Accounting Officer

Table of Contents	Alphabet Inc.

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.