Form 10-Q
period 2017-06-30
Alphabet Inc.
filed 2017-07-25
CIK 1652044

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 17, 2017, there were 298,044,925 shares of Alphabet’s Class A common stock outstanding, 47,100,911 shares of Alphabet's Class B common stock outstanding, and 347,733,652 shares of Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2017

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
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2016	As of June 30, 2017
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,918	$15,711
Marketable securities	73,415	79,002
Total cash, cash equivalents, and marketable securities	86,333	94,713
Accounts receivable, net of allowance of $467 and $546	14,137	14,003
Income taxes receivable, net	95	874
Inventory	268	398
Prepaid revenue share, expenses and other assets	4,575	2,398
Total current assets	105,408	112,386
Prepaid revenue share, expenses and other assets, non-current	1,819	2,004
Non-marketable investments	5,878	6,642
Deferred income taxes	383	376
Property and equipment, net	34,234	37,676
Intangible assets, net	3,307	2,933
Goodwill	16,468	16,604
Total assets	$167,497	$178,621
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,041	$2,488
Accrued compensation and benefits	3,976	3,271
Accrued expenses and other current liabilities	6,144	8,560
Accrued revenue share	2,942	3,007
Deferred revenue	1,099	1,226
Income taxes payable, net	554	133
Total current liabilities	16,756	18,685
Long-term debt	3,935	3,955
Deferred revenue, non-current	202	345
Income taxes payable, non-current	4,677	4,128
Deferred income taxes	226	369
Other long-term liabilities	2,665	2,853
Total liabilities	28,461	30,335
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 691,293 (Class A 296,992, Class B 47,437, Class C 346,864) and 692,876 (Class A 298,043, Class B 47,101, Class C 347,732) shares issued and outstanding	36,307	38,509
Accumulated other comprehensive loss	(2,402)	(1,728)
Retained earnings	105,131	111,505
Total stockholders’ equity	139,036	148,286
Total liabilities and stockholders’ equity	$167,497	$178,621
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Revenues	$21,500	$26,010	$41,757	$50,760
Costs and expenses:
Cost of revenues	8,130	10,373	15,778	20,168
Research and development	3,363	4,172	6,730	8,114
Sales and marketing	2,415	2,897	4,802	5,541
General and administrative	1,624	1,700	3,137	3,501
European Commission fine	0	2,736	0	2,736
Total costs and expenses	15,532	21,878	30,447	40,060
Income from operations	5,968	4,132	11,310	10,700
Other income (expense), net	151	245	(62)	496
Income before income taxes	6,119	4,377	11,248	11,196
Provision for income taxes	1,242	853	2,164	2,246
Net income	$4,877	$3,524	$9,084	$8,950

Basic net income per share of Class A and B common stock and Class C capital stock	$7.11	$5.09	$13.23	$12.94
Diluted net income per share of Class A and B common stock and Class C capital stock	$7.00	$5.01	$13.01	$12.74
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Net income	$4,877	$3,524	$9,084	$8,950
Other comprehensive income:
Change in foreign currency translation adjustment	(119)	565	37	1,016
Available-for-sale investments:
Change in net unrealized gains (losses)	200	86	556	225
Less: reclassification adjustment for net (gains) losses included in net income	14	26	183	51
Net change (net of tax effect of $79, $0, $198, and $0)	214	112	739	276
Cash flow hedges:
Change in net unrealized gains (losses)	100	(230)	116	(459)
Less: reclassification adjustment for net (gains) losses included in net income	(52)	(6)	(169)	(159)
Net change (net of tax effect of $28, $143, $9, and $292)	48	(236)	(53)	(618)
Other comprehensive income	143	441	723	674
Comprehensive income	$5,020	$3,965	$9,807	$9,624
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30,
	2016	2017
Operating activities
Net income	$9,084	$8,950
Adjustments:
Depreciation and impairment of property and equipment	2,426	2,711
Amortization and impairment of intangible assets	435	417
Stock-based compensation expense	2,997	4,012
Deferred income taxes	364	538
Loss on marketable and non-marketable investments, net	294	84
Other	91	34
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17)	431
Income taxes, net	1,680	(1,779)
Prepaid revenue share, expenses and other assets	161	(454)
Accounts payable	(221)	119
Accrued expenses and other liabilities	(471)	1,687
Accrued revenue share	(48)	6
Deferred revenue	3	195
Net cash provided by operating activities	16,778	16,951
Investing activities
Purchases of property and equipment	(4,580)	(5,339)
Proceeds from disposals of property and equipment	29	54
Purchases of marketable securities	(45,588)	(39,676)
Maturities and sales of marketable securities	37,789	34,238
Purchases of non-marketable investments	(681)	(694)
Maturities and sales of non-marketable investments	98	118
Cash collateral related to securities lending	(363)	0
Investments in reverse repurchase agreements	(50)	0
Acquisitions, net of cash acquired, and purchases of intangible assets	(72)	(143)
Proceeds from collection of notes receivable	0	1,419
Net cash used in investing activities	(13,418)	(10,023)
Financing activities
Net payments related to stock-based award activities	(1,610)	(2,093)
Repurchases of capital stock	(3,693)	(2,745)
Proceeds from issuance of debt, net of costs	5,753	0
Repayments of debt	(6,801)	(56)
Proceeds from sale of subsidiary shares	0	480
Net cash used in financing activities	(6,351)	(4,414)
Effect of exchange rate changes on cash and cash equivalents	69	279
Net increase (decrease) in cash and cash equivalents	(2,922)	2,793
Cash and cash equivalents at beginning of period	16,549	12,918
Cash and cash equivalents at end of period	$13,627	$15,711
See accompanying notes.

Table of Contents	Alphabet Inc.

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
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of June 30, 2017, the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2017, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2017, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2017 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2017, our results of operations for the three and six months ended June 30, 2016 and 2017, and our cash flows for the six months ended June 30, 2016 and 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2017. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity investments at fair value in our consolidated statement of income. We expect to elect the measurement alternative, defined as cost, less impairments, adjusted by observable price changes. We anticipate that the adoption of ASU 2016-01 will increase the volatility of our other income (expense), net, as a result of the remeasurement of our equity securities upon the occurrence of observable price changes and impairments.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. We anticipate that the adoption of Topic 842 will materially affect our Consolidated Balance Sheets. We are in the process of implementing changes to our systems and processes in conjunction with our review of existing lease agreements. We plan to adopt Topic 842 effective January 1, 2019 and we are evaluating the use of the optional practical expedients.
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

Table of Contents	Alphabet Inc.

fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2017 on a prospective basis.
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
We recorded a net reduction to opening retained earnings of $15 million as of January 1, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our non-advertising revenues. The impact to revenues as a result of applying Topic 606 was an increase of $8 million and $22 million for the three and six months ended June 30, 2017, respectively.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue source (in millions, unaudited). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016(1)	2017	2016(1)	2017
Google properties	$15,400	$18,425	$29,728	$35,828
Google Network Members' properties	3,743	4,247	7,435	8,255
Google advertising revenues	19,143	22,672	37,163	44,083
Google other revenues	2,172	3,090	4,244	6,185
Other Bets revenues	185	248	350	492
Total revenues(2)	$21,500	$26,010	$41,757	$50,760

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

(2)
Revenues include hedging gains of $78 million and $3 million for the three months ended June 30, 2016 and 2017, respectively, and $247 million and $220 million for the six months ended June 30, 2016 and 2017, respectively, which do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
United States	$10,035	$12,322	$19,416	$24,091
EMEA(1)	7,485	8,545	14,615	16,636
APAC(1)	2,904	3,730	5,703	7,349
Other Americas(1)	1,076	1,413	2,023	2,684
Total revenues(2)	$21,500	$26,010	$41,757	$50,760

(1)	Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America (Other Americas).

(2)	Revenues include hedging gains for the three and six months ended June 30, 2016 and 2017.

Table of Contents	Alphabet Inc.

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
We also offer advertising on other bases such as cost-per-impression (CPM), which means an advertiser pays us based on the number of times their ads are displayed on Google properties or Google Network Members’ properties. For these customers, we recognize revenue each time an ad is displayed.
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
Other Revenues
Google other revenues and Other Bets revenues consist primarily of revenues from:

•	Apps, in-app purchases, and digital content in the Google Play store;

•	Google Cloud offerings;

•	Hardware; and

•	Other miscellaneous products and services.
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
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the six months ended June 30, 2017 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $637 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2016.
Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.
Practical Expedients and Exemptions

Table of Contents	Alphabet Inc.

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
Cash, Cash Equivalents, and Marketable Securities
 The following tables summarize our cash, cash equivalents, and marketable securities by significant investment categories as of December 31, 2016 and June 30, 2017 (in millions):

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$7,078	$0	$0	$7,078	$7,078	$0
Level 1:
Money market and other funds	4,783	0	0	4,783	4,783	0
U.S. government notes	38,454	46	(215)	38,285	613	37,672
Marketable equity securities	160	133	0	293	0	293
	43,397	179	(215)	43,361	5,396	37,965
Level 2:
Time deposits(1)	142	0	0	142	140	2
Mutual funds(2)	204	7	0	211	0	211
U.S. government agencies	1,826	0	(11)	1,815	300	1,515
Foreign government bonds	2,345	18	(7)	2,356	0	2,356
Municipal securities	4,757	15	(65)	4,707	2	4,705
Corporate debt securities	12,993	114	(116)	12,991	2	12,989
Agency mortgage-backed securities	12,006	26	(216)	11,816	0	11,816
Asset-backed securities	1,855	2	(1)	1,856	0	1,856
	36,128	182	(416)	35,894	444	35,450
Total	$86,603	$361	$(631)	$86,333	$12,918	$73,415

Table of Contents	Alphabet Inc.

	As of June 30, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$7,385	$0	$0	$7,385	$7,385	$0
Level 1:
Money market and other funds	2,781	0	0	2,781	2,781	0
U.S. government notes	49,502	14	(176)	49,340	4,502	44,838
Marketable equity securities	226	121	0	347	0	347
	52,509	135	(176)	52,468	7,283	45,185
Level 2:
Time deposits(1)	108	0	0	108	106	2
Mutual funds(2)	232	13	0	245	0	245
U.S. government agencies	2,540	0	(6)	2,534	799	1,735
Foreign government bonds	2,422	10	(11)	2,421	0	2,421
Municipal securities	5,856	14	(10)	5,860	8	5,852
Corporate debt securities	12,608	48	(22)	12,634	130	12,504
Agency mortgage-backed securities	7,695	14	(133)	7,576	0	7,576
Asset-backed securities	3,479	5	(2)	3,482	0	3,482
	34,940	104	(184)	34,860	1,043	33,817
Total	$94,834	$239	$(360)	$94,713	$15,711	$79,002

(1)	The majority of our time deposits are foreign deposits.

(2)	The fair value option was elected for mutual funds with gains (losses) recognized in other income (expense), net.
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $91 million and $24 million for the three months ended June 30, 2016 and 2017, respectively, and $159 million and $172 million for the six months ended June 30, 2016 and 2017, respectively. We recognized gross realized losses of $100 million and $39 million for the three months ended June 30, 2016 and 2017, respectively, and $335 million and $209 million for the six months ended June 30, 2016 and 2017, respectively. We reflect these gains and losses as a component of other income (expense), net, in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of June 30, 2017
Due in 1 year	$29,827
Due in 1 year through 5 years	38,652
Due in 5 years through 10 years	1,281
Due after 10 years	8,650
Total	$78,410

Table of Contents	Alphabet Inc.

Impairment Considerations for Marketable Investments
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2016 and June 30, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$26,411	$(215)	$0	$0	$26,411	$(215)
U.S. government agencies	1,014	(11)	0	0	1,014	(11)
Foreign government bonds	956	(7)	0	0	956	(7)
Municipal securities	3,461	(63)	46	(2)	3,507	(65)
Corporate debt securities	6,184	(111)	166	(5)	6,350	(116)
Agency mortgage-backed securities	10,184	(206)	259	(10)	10,443	(216)
Asset-backed securities	391	(1)	0	0	391	(1)
Total	$48,601	$(614)	$471	$(17)	$49,072	$(631)

	As of June 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes	$37,169	$(174)	$508	$(2)	$37,677	$(176)
U.S. government agencies	1,608	(6)	0	0	1,608	(6)
Foreign government bonds	1,448	(11)	0	0	1,448	(11)
Municipal securities	2,088	(8)	54	(2)	2,142	(10)
Corporate debt securities	5,157	(21)	77	(1)	5,234	(22)
Agency mortgage-backed securities	6,623	(123)	267	(10)	6,890	(133)
Asset-backed securities	1,232	(2)	0	0	1,232	(2)
Total	$55,325	$(345)	$906	$(15)	$56,231	$(360)
During the three months ended June 30, 2016 and the three and six months ended June 30, 2017, we did not recognize any other-than-temporary impairment losses. During the six months ended June 30, 2016, we recognized $87 million of other-than-temporary impairment losses related to our marketable equity securities. Those losses are included in loss on marketable securities, net, as a component of other income (expense), net, in the accompanying Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2016 and June 30, 2017, we received cash collateral related to the derivative instruments under our collateral security arrangements of $362 million and $54 million, respectively.

Table of Contents	Alphabet Inc.

Cash Flow Hedges
We use foreign currency forwards and option contracts, including collars (an option strategy comprised of a combination of purchased and written options), designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar and at times we use interest rate swaps to effectively lock interest rates on anticipated debt issuances. These transactions are designated as cash flow hedges. The notional principal of these contracts was approximately $10.7 billion and $11.0 billion as of December 31, 2016 and June 30, 2017, respectively. These contracts have maturities of 24 months or less.
We reflect gain or loss on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify cumulative gains and losses to revenues or interest expense when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI are immediately reclassified to other income (expense), net. For foreign currency collars, we include the change in time value in our assessment of hedge effectiveness. For forwards and all other option contracts, we exclude the change in the forward points and time value from our assessment of hedge effectiveness. We recognize changes of the excluded components in other income (expense), net.
As of June 30, 2017, the effective portion of our cash flow hedges before tax effect was a net accumulated loss of $306 million, of which a net loss of $339 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $2.4 billion as of December 31, 2016 and June 30, 2017.
Gains and losses on these forward contracts are recognized in other income (expense), net, along with the offsetting gains and losses of the related hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of the outstanding foreign exchange contracts was $7.9 billion and $7.5 billion as of December 31, 2016 and June 30, 2017, respectively.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2016
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$539	$57	$596
Total		$539	$57	$596
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$4	$9	$13
Total		$4	$9	$13

Table of Contents	Alphabet Inc.

		As of June 30, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$35	$23	$58
Total		$35	$23	$58
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$365	$36	$401
Total		$365	$36	$401
The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in Cash Flow Hedging Relationship	2016	2017	2016	2017
Foreign exchange contracts	$155	$(374)	$188	$(687)

	Gains (Losses) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Cash Flow Hedging Relationship	Location	2016	2017	2016	2017
Foreign exchange contracts	Revenues	$78	$3	$247	$220
Interest rate contracts	Other income (expense), net	2	2	3	3
Total		$80	$5	$250	$223

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Cash Flow Hedging Relationship	Location	2016	2017	2016	2017
Foreign exchange contracts	Other income (expense), net	$(120)	$20	$(259)	$46

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

Table of Contents	Alphabet Inc.

The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Fair Value Hedging Relationship	Location	2016	2017	2016	2017
Foreign Exchange Hedges:
Foreign exchange contracts	Other income (expense), net	$53	$(80)	$25	$(127)
Hedged item	Other income (expense), net	(53)	85	(25)	136
Total		$0	$5	$0	$9

(2)	Amounts excluded from effectiveness testing and the ineffective portion of the fair value hedging relationships were not material in all periods presented.
The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives Not Designated As Hedging Instruments	Location	2016	2017	2016	2017
Foreign exchange contracts	Other income (expense), net	$(6)	$(22)	$(80)	$(224)
Offsetting of Derivatives
We present our forwards and purchased options at gross fair values in the Consolidated Balance Sheets. For foreign currency collars, we present at net fair values where both purchased and written options are with the same counterparty. Our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2016 and June 30, 2017, information related to these offsetting arrangements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$596	$0	$596	$(11)	(1)	$(337)	$(73)	$175

	As of June 30, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$66	$(8)	$58	$(26)	(1)	$(18)	$(1)	$13

(1)
The balances as of December 31, 2016 and June 30, 2017 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

Table of Contents	Alphabet Inc.

Offsetting of Liabilities

	As of December 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$13	$0	$13	$(11)	(2)	$0	$0	$2

	As of June 30, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$409	$(8)	$401	$(26)	(2)	$0	$0	$375

(2)
The balances as of December 31, 2016 and June 30, 2017 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 4. Non-Marketable Investments
Our non-marketable investments include non-marketable equity investments and non-marketable debt securities.
Non-Marketable Equity Investments
Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity or cost method and are not required to be consolidated under the variable interest or voting models. As of December 31, 2016 and June 30, 2017, investments accounted for under the equity method had a carrying value of approximately $1.7 billion and $1.8 billion, respectively. Our share of gains and losses in equity method investments including impairment was a net loss of approximately $43 million and $13 million for the three months ended June 30, 2016 and 2017, respectively, and a net loss of $148 million and $62 million for the six months ended June 30, 2016 and 2017, respectively. As of December 31, 2016 and June 30, 2017, investments accounted for under the cost method had a carrying value of $3.0 billion and $3.5 billion, respectively, and a fair value of approximately $8.1 billion and $8.6 billion, respectively. The fair value of the cost method investments are primarily determined from data leveraging private-market transactions and are classified within Level 3 in the fair value hierarchy. We reflect our share of equity method investee earnings and losses and impairments of non-marketable equity investments as a component of other income (expense), net, in the accompanying Consolidated Statements of Income.
Certain renewable energy investments included in our non-marketable equity investments accounted for under the equity method are variable interest entities (VIE). These entities' activities involve power generation using renewable sources. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly impact the VIE's economic performance such as setting operating budgets. Therefore, we do not consolidate these VIEs in our financial statements. The carrying value and maximum exposure of these VIEs were $1.2 billion as of December 31, 2016 and June 30, 2017. The maximum exposure is based on current investments to date.  We have determined the single source of our exposure to these VIEs is our capital investment in these entities. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, and vice versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.
Non-Marketable Debt Securities
Our non-marketable debt securities are primarily preferred stock that are redeemable at our option and convertible notes issued by private companies. The cost of these securities were $1.1 billion as of December 31, 2016 and June 30, 2017. These debt securities do not have readily determinable market values and are categorized accordingly as Level 3 in the fair value hierarchy. To estimate the fair value of these securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows; and illiquidity considerations. Financial information of private companies may

Table of Contents	Alphabet Inc.

not be available and consequently we will estimate the value based on the best available information at the measurement date. No significant impairments were recognized for the three and six months ended June 30, 2016 and 2017.
The following table presents a reconciliation for our non-marketable debt securities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions, unaudited):

	Six Months Ended
	June 30,
	2016	2017
Beginning balance	$1,024	$1,165
Total net gains (losses)
Included in earnings	0	(5)
Included in other comprehensive income	90	126
Purchases	76	70
Sales	(6)	(1)
Settlements	(14)	(3)
Ending balance	$1,170	$1,352
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2016 and June 30, 2017.
Long-Term Debt
Google issued $3.0 billion of senior unsecured notes in three tranches (collectively, 2011 Notes) in May 2011, due in 2014, 2016, and 2021, as well as $1.0 billion of senior unsecured notes (2014 Notes) in February 2014 due 2024.
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
The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2016	As of June 30, 2017
		(unaudited)
Long-term debt
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(65)	(61)
Subtotal(1)	$3,935	$3,939
Capital lease obligation	0	16
Total long-term debt	$3,935	$3,955

(1)	Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.

Table of Contents	Alphabet Inc.

The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $3.9 billion as of December 31, 2016 and $4.0 billion as of June 30, 2017. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of June 30, 2017.
Credit Facility
We have a $4.0 billion revolving credit facility which expires in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the credit facility as of December 31, 2016 and June 30, 2017.
Note 6. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2016	As of June 30, 2017
		(unaudited)
Land and buildings	$19,804	$21,508
Information technology assets	16,084	18,529
Construction in progress	8,166	9,221
Leasehold improvements	3,415	4,035
Furniture and fixtures	58	48
Property and equipment, gross	47,527	53,341
Less: accumulated depreciation and amortization	(13,293)	(15,665)
Property and equipment, net	$34,234	$37,676
As of June 30, 2017, assets under capital lease with a cost basis of $350 million were included in property and equipment.
Note Receivable
In connection with the sale of our Motorola Mobile business to Lenovo Group Limited (Lenovo) on October 29, 2014, we received an interest-free, three-year prepayable promissory note (Note Receivable) due October 2017. The Note Receivable was included on our Consolidated Balance Sheets in prepaid revenue share, expenses, and other assets. Based on the general market conditions and the credit quality of Lenovo at the time of the sale, we discounted the Note Receivable at an effective interest rate of 4.5%. The Note Receivable was fully repaid as of June 30, 2017. The outstanding balances are shown in the table below (in millions):

	As of December 31, 2016	As of June 30, 2017
		(unaudited)
Principal of the Note Receivable	$1,448	$0
Less: unamortized discount for the Note Receivable	(51)	0
Total	$1,397	$0
As of December 31, 2016, we did not recognize a valuation allowance on the Note Receivable.

Table of Contents	Alphabet Inc.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2016	As of June 30, 2017
		(unaudited)
European Commission fine(1)	$0	$2,755
Accrued customer liabilities	1,256	1,131
Other accrued expenses and current liabilities	4,888	4,674
Accrued expenses and other current liabilities	$6,144	$8,560

(1)	Includes the effects of foreign exchange.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2015	$(2,047)	$(86)	$259	$(1,874)
Other comprehensive income (loss) before reclassifications	37	556	116	709
Amounts reclassified from AOCI	0	183	(169)	14
Other comprehensive income (loss)	37	739	(53)	723
Balance as of June 30, 2016	$(2,010)	$653	$206	$(1,151)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2016	$(2,646)	$(179)	$423	$(2,402)
Other comprehensive income (loss) before reclassifications	1,016	225	(459)	782
Amounts reclassified from AOCI	0	51	(159)	(108)
Other comprehensive income (loss)	1,016	276	(618)	674
Balance as of June 30, 2017	$(1,630)	$97	$(195)	$(1,728)

Table of Contents	Alphabet Inc.

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2016	2017	2016	2017
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(14)	$(26)	$(183)	$(51)
	Provision for income taxes	0	0	0	0
	Net of tax	$(14)	$(26)	$(183)	$(51)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	$78	$3	$247	$220
Interest rate contracts	Other income (expense), net	2	2	3	3
	Benefit (provision) for income taxes	(28)	1	(81)	(64)
	Net of tax	$52	$6	$169	$159
Total amount reclassified, net of tax		$38	$(20)	$(14)	$108
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Interest income	$307	$294	$577	$606
Interest expense	(32)	(21)	(62)	(46)
Foreign currency exchange losses, net	(128)	(46)	(314)	(48)
Loss on marketable securities, net	(9)	(15)	(176)	(37)
Loss on non-marketable investments, net	(5)	(1)	(118)	(47)
Other	18	34	31	68
Other income (expense), net	$151	$245	$(62)	$496
Interest expense in the preceding table is net of interest capitalized of $0 million and $12 million for the three months ended June 30, 2016 and 2017, respectively, and $0 million and $19 million for the six months ended June 30, 2016 and 2017, respectively.
Note 7. Acquisitions
During the six months ended June 30, 2017, we completed various acquisitions and purchases of intangible assets for total consideration of approximately $163 million. In aggregate, $10 million was cash acquired, $59 million was attributed to intangible assets, $106 million was attributed to goodwill, and $12 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $21 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all intangible assets acquired and purchased during the six months ended June 30, 2017, patents and developed technology have a weighted-average useful life of 4.0 years, customer relationships have a weighted-average useful life of 4.0 years, and trade names and other have a weighted-average useful life of 8.8 years.
Note 8. Calico
In September 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. As of June 30, 2017, we have contributed $240 million to Calico in exchange for Calico convertible preferred units and are committed to fund an additional $490 million on an as-needed basis.
Calico is a VIE and its results of operations and statement of financial position are included in our consolidated financial statements as we have the power to direct the activities that most significantly impact its economic performance.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration agreement intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of June 30, 2017, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of June 30, 2017, Calico has contributed $250 million and committed up to an additional $500 million.
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

Table of Contents	Alphabet Inc.

In January 2017, Temasek, a Singapore-based investment company, signed a binding commitment to purchase a noncontrolling interest in Verily for an aggregate of $800 million in cash. In the first quarter of 2017, the first tranche of the investment closed and we received $480 million. The transaction is accounted for as an equity transaction and no gain or loss was recognized. Of the $480 million received, $15 million was recorded as noncontrolling interest, based on Temasek’s share of the net assets of Verily, and $465 million was recorded as additional paid-in capital. Noncontrolling interest and net loss attributable to noncontrolling interest were not separately presented on our consolidated financial statements as of and for the quarter ended June 30, 2017 as the amounts were not material.
The second and final tranche of the investment closed in July 2017 and we received the remaining $320 million upon close.
Note 10. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill allocated to our disclosed segments for the six months ended June 30, 2017 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2016	$16,027	$441	$16,468
Acquisitions	98	8	106
Foreign currency translation and other adjustments	30	0	30
Balance as of June 30, 2017	$16,155	$449	$16,604
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$5,542	$2,710	$2,832
Customer relationships	352	197	155
Trade names and other	463	143	320
Total	$6,357	$3,050	$3,307

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$5,330	$2,818	$2,512
Customer relationships	369	241	128
Trade names and other	457	164	293
Total	$6,156	$3,223	$2,933
Amortization expense relating to purchased intangible assets was $210 million and $200 million for the three months ended June 30, 2016 and 2017, respectively, and $426 million and $406 million for the six months ended June 30, 2016 and 2017, respectively.

Table of Contents	Alphabet Inc.

As of June 30, 2017, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter are as follows (in millions, unaudited):

Remainder of 2017	$384
2018	715
2019	604
2020	488
2021	456
Thereafter	286
$2,933
Note 11. Contingencies
Legal Matters
Antitrust Investigations
On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us.
On April 15, 2015, the EC issued a Statement of Objections (SO) regarding the display and ranking of shopping search results and ads, to which we responded on August 27, 2015. On July 14, 2016, the EC issued a Supplementary SO regarding shopping search results and ads. On June 27, 2017, the EC announced its decision that certain actions taken by Google regarding its display and ranking of shopping search results and ads infringed European competition law. The EC decision imposes a €2.42 billion (approximately $2.74 billion) fine and directs the termination of the conduct at issue. We are in the process of reviewing the EC's decision in detail as we consider an appeal. We are also evaluating the impact of potential remedies we may implement to address the EC's findings. We accrued the fine in the second quarter of 2017, resulting in a charge of approximately $2.74 billion. The fine is included in accrued expenses and other current liabilities on our Consolidated Balance Sheet.
On April 20, 2016, the EC issued an SO regarding certain Android distribution practices. On July 14, 2016, the EC issued an SO regarding the syndication of AdSense for Search. We responded to the SOs and continue to respond to the EC's informational requests. There is significant uncertainty as to the outcomes of these investigations; however, adverse decisions could result in fines and directives to alter or terminate certain conduct. Given the nature of these cases, we are unable to estimate the reasonably possible loss or ranges of loss, if any. We remain committed to working with the EC to resolve these matters.
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India (CCI), Brazil's Council for Economic Defense (CADE), and the Korean Fair Trade Commission have also opened investigations into certain of our business practices. In November 2016, we responded to the CCI Director General's report with interim findings of competition law infringements regarding search and ads.
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

Table of Contents	Alphabet Inc.

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

Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended June 30,
	2016			2017
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$2,086	$350	$2,441	$1,514	$240	$1,770
Denominator
Number of shares used in per share computation	293,564	49,228	343,427	297,288	47,133	347,538
Basic net income per share	$7.11	$7.11	$7.11	$5.09	$5.09	$5.09
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$2,086	$350	$2,441	$1,514	$240	$1,770
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	350	0	0	240	0	0
Reallocation of undistributed earnings	(22)	(6)	22	(22)	(4)	22
Allocation of undistributed earnings	$2,414	$344	$2,463	$1,732	$236	$1,792
Denominator
Number of shares used in basic computation	293,564	49,228	343,427	297,288	47,133	347,538
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	49,228	0	0	47,133	0	0
Restricted stock units and other contingently issuable shares	2,201	0	8,427	1,258	0	10,286
Number of shares used in per share computation	344,993	49,228	351,854	345,679	47,133	357,824
Diluted net income per share	$7.00	$7.00	$7.00	$5.01	$5.01	$5.01

Table of Contents	Alphabet Inc.

	Six Months Ended June 30,
	2016			2017
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$3,880	$656	$4,548	$3,845	$611	$4,494
Denominator
Number of shares used in per share computation	293,415	49,584	343,870	297,210	47,234	347,313
Basic net income per share	$13.23	$13.23	$13.23	$12.94	$12.94	$12.94
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$3,880	$656	$4,548	$3,845	$611	$4,494
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	656	0	0	611	0	0
Reallocation of undistributed earnings	(42)	(11)	42	(52)	(9)	52
Allocation of undistributed earnings	$4,494	$645	$4,590	$4,404	$602	$4,546
Denominator
Number of shares used in basic computation	293,415	49,584	343,870	297,210	47,234	347,313
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	49,584	0	0	47,234	0	0
Restricted stock units and other contingently issuable shares	2,355	0	8,856	1,342	0	9,671
Number of shares used in per share computation	345,354	49,584	352,726	345,786	47,234	356,984
Diluted net income per share	$13.01	$13.01	$13.01	$12.74	$12.74	$12.74
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 13. Stockholders’ Equity
Stock-Based Compensation
For the three months ended June 30, 2016 and 2017, total stock-based compensation expense was $1,510 million and $2,062 million, respectively, including amounts associated with awards that we expect to settle in Alphabet stock of $1,503 million and $2,003 million, respectively. For the six months ended June 30, 2016 and 2017, total stock-based compensation expense was $3,010 million and $4,127 million, respectively, including amounts associated with awards that we expect to settle in Alphabet stock of $2,997 million and $4,012 million, respectively.

Table of Contents	Alphabet Inc.

Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the six months ended June 30, 2017 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2016	25,348,955	$624.92
Granted	5,883,829	$804.76
Vested	(6,426,955)	$595.93
Forfeited/canceled	(684,988)	$642.17
Unvested as of June 30, 2017	24,120,841	$676.35
As of June 30, 2017, there was $14.8 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years.
Share Repurchases
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7,019,340,976.83 of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. In the six months ended June 30, 2017, we repurchased and subsequently retired 3.1 million shares of Alphabet Class C capital stock for an aggregate amount of $2.7 billion.
Note 14. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $5.4 billion and $5.0 billion as of December 31, 2016 and June 30, 2017, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $4.3 billion and $3.8 billion as of December 31, 2016 and June 30, 2017, respectively.
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
Our reported segments are described below:

•
Google – Google includes our main internet products such as Search, Ads, Commerce, Maps, YouTube, Google Cloud, Android, Chrome, and Google Play as well as our hardware initiatives. Our technical infrastructure and some newer efforts like virtual reality are also included in Google. Google generates revenues primarily from advertising; sales of apps, in-app purchases, and digital content; services fees for cloud offerings; and sales of hardware products.

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
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Revenues:
Google	$21,315	$25,762	$41,407	$50,268
Other Bets	185	248	350	492
Total revenues	$21,500	$26,010	$41,757	$50,760

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Operating income (loss):
Google	$6,990	$7,803	$13,235	$15,401
Other Bets	(855)	(772)	(1,629)	(1,627)
Reconciling items(1)	(167)	(2,899)	(296)	(3,074)
Total income from operations	$5,968	$4,132	$11,310	$10,700

(1)
Reconciling items are primarily comprised of the European Commission fine for the three and six months ended June 30, 2017, as well as corporate administrative costs and other miscellaneous items that are not allocated to individual segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Capital expenditures:
Google	$2,056	$2,835	$4,095	$5,241
Other Bets	280	151	557	321
Reconciling items(2)	(200)	(155)	(72)	(223)
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$2,136	$2,831	$4,580	$5,339

(2)
Reconciling items are related to timing differences of payments as segment capital expenditures are on accrual basis while total capital expenditures shown on the Consolidated Statements of Cash Flow are on cash basis and other miscellaneous differences.

Table of Contents	Alphabet Inc.

Stock-based compensation (SBC) and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Stock-based compensation:
Google	$1,321	$1,854	$2,644	$3,708
Other Bets	149	111	287	225
Reconciling items(3)	33	38	66	79
Total stock-based compensation(4)	$1,503	$2,003	$2,997	$4,012

Depreciation, amortization, and impairment:
Google	$1,409	$1,543	$2,726	$2,939
Other Bets	81	82	135	189
Total depreciation, amortization, and impairment as presented on the Consolidated Statements of Cash Flows	$1,490	$1,625	$2,861	$3,128

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)	For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2016	As of June 30, 2017
		(unaudited)
Long-lived assets:
United States	$47,383	$49,908
International	14,706	16,327
Total long-lived assets	$62,089	$66,235
For revenues by geography, see Note 2.

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Here are our key financial results for the three months ended June 30, 2017 (consolidated unless otherwise noted):

•	Revenues of $26.0 billion and revenue growth of 21% year over year, constant currency revenue growth of 23% year over year.

•	Google segment revenues of $25.8 billion with revenue growth of 21% year over year and Other Bets revenues of $0.2 billion with revenue growth of 34% year over year.

•	Revenues from the United States, EMEA, APAC, and Other Americas were $12.3 billion, $8.5 billion, $3.7 billion, and $1.4 billion, respectively.

•
Cost of revenues was $10.4 billion, consisting of traffic acquisition costs of $5.1 billion and other cost of revenues of $5.3 billion. Our traffic acquisition costs as a percentage of advertising revenues was 22%.

•	Operating expenses (excluding cost of revenues) were $11.5 billion, including the EC fine of approximately $2.7 billion.

•	Income from operations was $4.1 billion.

•	Effective tax rate was 19%.

•	Net income was $3.5 billion with diluted net income per share of $5.01.

•	Operating cash flow was $7.4 billion.

•	Capital expenditures were $2.8 billion.

•	Headcount increased to 75,606 as of June 30, 2017.
Information about Segments
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the other operating segments are combined and disclosed below as Other Bets.
Our reported segments are described below:

•
Google – Google includes our main internet products such as Search, Ads, Commerce, Maps, YouTube, Google Cloud, Android, Chrome, and Google Play as well as our hardware initiatives. Our technical infrastructure and some newer efforts like virtual reality are also included in Google. Google generates revenues primarily from advertising; sales of apps, in-app purchases, and digital content; services fees for cloud offerings; and sales of hardware products.

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

See Note 15 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Prior period segment information has been recast to conform to the current period segment presentation.

Table of Contents	Alphabet Inc.

Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Google segment
Google properties revenues	$15,400	$18,425	$29,728	$35,828
Google Network Members' properties revenues	3,743	4,247	7,435	8,255
Google advertising revenues	19,143	22,672	37,163	44,083
Google other revenues	2,172	3,090	4,244	6,185
Google segment revenues	21,315	25,762	41,407	50,268

Other Bets
Other Bets revenues	185	248	350	492

Revenues	$21,500	$26,010	$41,757	$50,760
Google segment
The following table presents our Google segment revenues (in millions, unaudited), and changes in our aggregate paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Google segment revenues	$21,315	$25,762	$41,407	$50,268
Google segment revenues as a percentage of total revenues	99.1%	99.0%	99.2%	99.0%
Aggregate paid clicks change		52%		48%
Aggregate cost-per-click change		(23)%		(21)%
Use of Monetization Metrics
When assessing our advertising revenue performance, we present information regarding the percentage change in the number of "paid clicks" and "cost-per-click" for our Google properties and Google Network Members' properties. Management views these as important metrics for understanding our business.
Paid clicks for our Google properties represent engagement by users and include clicks on advertisements by end-users related to searches on Google.com, clicks related to advertisements on other owned and operated properties including Gmail, Maps, and Google Play; and viewed YouTube engagement ads like TrueView (counted as an engagement when the user chooses not to skip the ad). Paid clicks for our Google Network Members' properties include clicks by end-users related to advertisements served on Google Network Members' properties participating in AdSense for Search, AdSense for Content, and AdMob. In some cases, such as programmatic and reservation based advertising buying, we primarily charge advertisers by impression; while growing, this represents a small part of our revenue base.
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
Our advertising revenue growth and the change in advertising revenue growth, as well as the change in paid clicks and cost-per-click on Google properties and Google Network Members' properties and the correlation between these items, have fluctuated and may continue to fluctuate because of various factors, including:

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

Google properties
The following table presents our Google properties revenues (in millions, unaudited), and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Google properties revenues	$15,400	$18,425	$29,728	$35,828
Google properties revenues as a percentage of Google segment revenues	72.2%	71.5%	71.8%	71.3%
Paid clicks change		61%		57%
Cost-per-click change		(26)%		(23)%
Google properties revenues consist primarily of advertising revenues that are generated on:

•	Google search properties which includes revenues from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.;

•	Other Google owned and operated properties like Gmail, Google Maps, and Google Play; and

•	YouTube, including but not limited to, YouTube TrueView and Google Preferred.
Our Google properties revenues increased $3,025 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 and increased $6,100 million from the six months ended June 30, 2016 to the six months ended June 30, 2017. The growth from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017 was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in YouTube revenues driven primarily by video advertising. The growth was partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs on Google properties increased from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017 due to growth in YouTube engagement ads, increases in mobile search queries, improvements we have made in ad formats and delivery, and continued global expansion of our products, advertisers and user base. The positive impact on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017. The decrease in cost-per-click was primarily driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other advertising platforms. The decrease in cost-per-click was also impacted by changes in device mix, property mix, product mix, geographic mix, ongoing product changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Google Network Members' properties
The following table presents our Google Network Members' properties revenues (in millions, unaudited) and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Google Network Members' properties revenues	$3,743	$4,247	$7,435	$8,255
Google Network Members' properties revenues as a percentage of Google segment revenues	17.6%	16.5%	18.0%	16.4%
Paid clicks change		9%		9%
Cost-per-click change		(11)%		(14)%
Google Network Members' properties revenues consist primarily of advertising revenues generated from ads placed on Google Network Member properties through:

•	AdMob;

•	AdSense (such as AdSense for Search, AdSense for Content, etc.); and

•	DoubleClick AdExchange.

Table of Contents	Alphabet Inc.

Our Google Network Members' properties revenues increased $504 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 and increased $820 million from the six months ended June 30, 2016 to the six months ended June 30, 2017. The growth from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017 was primarily driven by strength in both programmatic advertising buying and AdMob, offset by a decline in our traditional AdSense businesses and the general strengthening of the U.S. dollar compared to certain foreign currencies.
The increase in paid clicks from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017 resulted primarily from the growth in AdMob. Paid clicks for our traditional AdSense for Search business declined from the six months ended June 30, 2016 to the six months ended June 30, 2017; however, we experienced a slight increase in paid clicks from the three months ended June 30, 2016 to the three months ended June 30, 2017. The positive impact on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was impacted by changes in device mix, property mix, product mix, geographic mix, ongoing product changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Google other revenues	$2,172	$3,090	$4,244	$6,185
Google other revenues as a percentage of Google segment revenues	10.2%	12.0%	10.2%	12.3%
Google other revenues consist primarily of revenues from:
•Apps, in-app purchases, and digital content in the Google Play store;

•	Google Cloud offerings; and

•	Hardware.
Our Google other revenues increased $918 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 and increased $1,941 million from the six months ended June 30, 2016 to the six months ended June 30, 2017. The growth from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017 was primarily driven by revenues from Google Cloud offerings, revenues from Google Play, largely relating to in-app purchases (revenues which we recognize net of payout to developers), and hardware sales.
Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Other Bets revenues	$185	$248	$350	$492
Other Bets revenues as a percentage of total revenues	0.9%	1.0%	0.8%	1.0%
Other Bets revenues consist primarily of revenues and sales from:

•	Internet and TV services;

•	Licensing and R&D services; and

•	Nest branded hardware.
Our Other Bets revenues increased $63 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 and increased $142 million from the six months ended June 30, 2016 to the six months ended June 30, 2017. The growth from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017 was primarily driven by revenues from Fiber internet and TV services, sales of Nest branded hardware, and revenues from Verily licensing and R&D services.

Table of Contents	Alphabet Inc.

Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the billing addresses of our customers (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
United States	47%	47%	46%	47%
EMEA	35%	33%	35%	33%
APAC	13%	14%	14%	15%
Other Americas	5%	6%	5%	5%
For the amounts of revenues by geography, see Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Table of Contents	Alphabet Inc.

The following table presents the foreign exchange impact on our international revenues and total revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
EMEA revenues	$7,485	$8,545	$14,615	$16,636
Exclude foreign exchange impact on current period revenues using prior year rates	31	396	506	840
Exclude hedging impact recognized in current period	(70)	12	(189)	(146)
EMEA constant currency revenues	$7,446	$8,953	$14,932	$17,330
Prior period EMEA revenues, excluding hedging impact	$6,003	$7,415	$12,119	$14,426
EMEA revenue growth	18%	14%	15%	14%
EMEA constant currency revenue growth	24%	21%	23%	20%

APAC revenues	$2,904	$3,730	$5,703	$7,349
Exclude foreign exchange impact on current period revenues using prior year rates	(25)	(24)	68	(87)
Exclude hedging impact recognized in current period	(4)	(11)	(31)	(70)
APAC constant currency revenues	$2,875	$3,695	$5,740	$7,192
Prior period APAC revenues, excluding hedging impact	$2,273	$2,900	$4,487	$5,672
APAC revenue growth	23%	28%	22%	29%
APAC constant currency revenue growth	26%	27%	28%	27%

Other Americas revenues	$1,076	$1,413	$2,023	$2,684
Exclude foreign exchange impact on current period revenues using prior year rates	107	(8)	301	(85)
Exclude hedging impact recognized in current period	(4)	(4)	(27)	(4)
Other Americas constant currency revenues	$1,179	$1,401	$2,297	$2,595
Prior period Other Americas revenues, excluding hedging impact	$932	$1,072	$1,828	$1,996
Other Americas revenue growth	13%	31%	8%	33%
Other Americas constant currency revenue growth	27%	31%	26%	30%

United States revenues	$10,035	$12,322	$19,416	$24,091
United States revenue growth	25%	23%	23%	24%

Total revenues	$21,500	$26,010	$41,757	$50,760
Total constant currency revenues	$21,535	$26,371	$42,385	$51,208
Total revenue growth	21%	21%	19%	22%
Total constant currency revenue growth	25%	23%	24%	23%
For the three and six months ended June 30, 2017, our revenues from EMEA were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to certain currencies including the British pound and Euro.
For the three months ended June 30, 2017, our revenues from APAC were favorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar weakened relative to certain currencies including the South Korean won and Taiwanese dollar. For the six months ended June 30, 2017, our revenues from APAC were favorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar weakened relative to the Australian dollar, Japanese yen, South Korean won, and Taiwanese dollar.

Table of Contents	Alphabet Inc.

For the three months ended June 30, 2017, our revenues from Other Americas were slightly impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar weakened relative to the Brazilian real, partially offset by the impact of the U.S. dollar strengthening relative to certain currencies including the Canadian dollar. For the six months ended June 30, 2017, our revenues from Other Americas were favorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar weakened relative to the Brazilian real, partially offset by the impact of the U.S. dollar strengthening relative to the Mexican peso and Argentine peso.
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

•	Credit card and other transaction fees related to processing customer transactions;

•	Inventory related costs for hardware we sell; and

•	Amortization of certain intangible assets.
The following tables present our costs of revenues, including traffic acquisition costs (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Traffic acquisition costs	$3,975	$5,091	$7,763	$9,720
Other cost of revenues	4,155	5,282	8,015	10,448
Total cost of revenues	$8,130	$10,373	$15,778	$20,168
Total cost of revenues as a percentage of revenues	37.8%	39.9%	37.8%	39.7%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Traffic acquisition costs to distribution partners	$1,352	$2,049	$2,569	$3,854
Traffic acquisition costs to distribution partners as a percentage of Google properties revenues (Google properties TAC rate)	8.8%	11.1%	8.6%	10.8%

Traffic acquisition costs to Google Network Members	$2,623	$3,042	$5,194	$5,866
Traffic acquisition costs to Google Network Members as a percentage of Google Network Members' properties revenues (Network Members TAC rate)	70.1%	71.6%	69.9%	71.1%

Traffic acquisition costs	$3,975	$5,091	$7,763	$9,720
Traffic acquisition costs as a percentage of advertising revenues (Aggregate TAC rate)	20.8%	22.5%	20.9%	22.0%
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

Table of Contents	Alphabet Inc.

Cost of revenues increased $2,243 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 and increased $4,390 million from the six months ended June 30, 2016 to the six months ended June 30, 2017 due to various factors, including (1) traffic acquisition costs, (2) data center costs which include depreciation, labor (including SBC), energy, bandwidth, and other equipment costs, (3) content acquisition costs as a result of increased activities related to YouTube, and (4) hardware related costs.
The increases in TAC to distribution partners and the associated Google properties TAC rate were largely driven by a shift to mobile, which carries higher TAC, and the fact that more mobile searches are subject to TAC. The increases in TAC to Google Network Members and the associated Network Members TAC rate were primarily driven by the shift in advertising buying from our traditional network business to programmatic advertising buying which carries higher TAC. The increase in the aggregate TAC rate was also partially offset by a favorable revenue mix shift from Google Network Member properties to Google properties.
We expect cost of revenues to increase in dollar amount and as a percentage of total revenues for the remainder of 2017 and in future periods based on a number of factors, including the following:

•	The relative revenue growth rates of Google properties and our Google Network Members’ properties;

•
Traffic acquisition costs paid to our distribution partners, which are affected by changes in device mix between mobile, desktop and tablet, partner mix, partner agreement terms such as revenue share arrangements, and the percentage of queries channeled through paid access points;

•	Traffic acquisition costs paid to Google Network Members, which are affected by ongoing adoption of programmatic advertising buying and changes in partner agreement terms;

•	The growth rates of expenses associated with our data center operations, content acquisition costs, as well as our hardware inventory and related costs; and

•	Increased proportion of non-advertising revenues as part of our total revenues.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Research and development expenses	$3,363	$4,172	$6,730	$8,114
Research and development expenses as a percentage of revenues	15.6%	16.0%	16.1%	16.0%
R&D expenses consist primarily of:

•	Labor and facilities-related costs, including SBC, for employees responsible for R&D of our existing and new products and services and

•	Depreciation and equipment-related expenses.
R&D expenses increased $809 million from the three months ended June 30, 2016 to the three months ended June 30, 2017. The increase was primarily due to an increase in labor and facilities-related costs of $605 million largely resulting from an 18% increase in headcount and the shift in the timing of our annual equity refresh cycle. In addition, there was an increase in depreciation and equipment-related expenses of $125 million and an increase in professional services expenses of $59 million largely due to additional expenses incurred for outsourced services.
R&D expenses increased $1,384 million from the six months ended June 30, 2016 to the six months ended June 30, 2017. The increase was primarily due to an increase in labor and facilities-related costs of $1.1 billion, largely resulting from a 17% increase in headcount and the shift in the timing of our annual equity refresh cycle. In addition, there was an increase in depreciation and equipment-related expenses of $152 million and an increase in professional services expenses of $81 million largely due to additional expenses incurred for outsourced services.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2017 and in future periods.

Table of Contents	Alphabet Inc.

Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Sales and marketing expenses	$2,415	$2,897	$4,802	$5,541
Sales and marketing expenses as a percentage of revenues	11.2%	11.1%	11.5%	10.9%
Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs, including SBC, for employees engaged in sales and marketing, sales support, and certain customer service functions and

•	Advertising and promotional expenditures related to our products and services.
Sales and marketing expenses increased $482 million from the three months ended June 30, 2016 to the three months ended June 30, 2017. The increase was primarily due to an increase in labor and facilities-related costs of $255 million, largely resulting from a 5% increase in headcount and the shift in the timing of our annual equity refresh cycle. In addition, there was an increase in advertising and promotional expenses of $200 million largely due to increases in marketing and promotion-related expenses for our hardware products and YouTube.
Sales and marketing expenses increased $739 million from the six months ended June 30, 2016 to the six months ended June 30, 2017. The increase was primarily due to an increase in labor and facilities-related costs of $493 million, largely resulting from a 7% increase in headcount and the shift in the timing of our annual equity refresh cycle. In addition, there was an increase in advertising and promotional expenses of $230 million largely due to increases in marketing and promotion-related expenses for our hardware products and YouTube.
We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2017 and in future periods.
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
General and administrative expenses	$1,624	$1,700	$3,137	$3,501
General and administrative expenses as a percentage of revenues	7.6%	6.5%	7.5%	6.9%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs, including SBC, for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services; and

•	Amortization of certain intangible assets.
General and administrative expenses increased $76 million from the three months ended June 30, 2016 to the three months ended June 30, 2017. The increase was primarily due to an increase in labor and facilities-related costs of $88 million, largely resulting from a 14% increase in headcount and the shift in the timing of our annual equity refresh cycle. This increase was offset by a decrease in miscellaneous general and administrative expenses.
General and administrative expenses increased $364 million from the six months ended June 30, 2016 to the six months ended June 30, 2017. The increase was primarily due to an increase in labor and facilities-related costs of $243 million, largely resulting from a 15% increase in headcount and the shift in the timing of our annual equity refresh cycle. In addition, there was an increase in professional service fees of $158 million primarily due to additional expenses incurred for consulting and outsourced services, as well as lower legal-related costs in the first quarter of 2016. These increases were offset by a decrease in miscellaneous general and administrative expenses.

Table of Contents	Alphabet Inc.

We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues for the remainder of 2017 and in future periods.
European Commission Fine
On June 27, 2017, the EC announced its decision that certain actions taken by Google regarding its display and ranking of shopping search results and ads infringed European competition law. The EC decision imposes a €2.42 billion (approximately $2.74 billion) fine and directs the termination of the conduct at issue. We accrued the fine in the second quarter of 2017, resulting in a charge of approximately $2.74 billion.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
	(unaudited)
Other income (expense), net	$151	$245	$(62)	$496
Other income (expense), net, as a percentage of revenues	0.7%	0.9%	(0.2)%	1.0%
Other income (expense), net, increased $94 million from the three months ended June 30, 2016 to the three months ended June 30, 2017. This increase was primarily driven by reduced costs of our foreign currency hedging activities.
Other income (expense), net, increased $558 million from the six months ended June 30, 2016 to the six months ended June 30, 2017. This increase was primarily driven by reduced costs of our foreign currency hedging activities, and decreased losses on marketable and non-marketable investments.
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
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, unaudited) and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Provision for income taxes	$1,242	$853	$2,164	$2,246
Effective tax rate	20.3%	19.5%	19.2%	20.1%
Our provision for income taxes and our effective tax rate decreased from the three months ended June 30, 2016 to the three months ended June 30, 2017 as a result of proportionately more earnings generated in jurisdictions with lower statutory tax rates, an increase in discrete benefits recognized in 2017 from the resolution of a multi-year audit in the U.S. and the impact of ASC 718 as related to the tax effect of share-based compensation, largely offset by the EC fine that is not tax-deductible.
Our provision for income taxes and our effective tax rate increased from the six months ended June 30, 2016 to the six months ended June 30, 2017, primarily due to the EC fine that is not tax-deductible, largely offset by proportionately more earnings generated in jurisdictions with lower statutory tax rates and discrete benefits recognized in 2017 from the resolution of a multi-year audit in the U.S. and the impact of ASC 718 as related to the tax effect of share-based compensation.
Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains

Table of Contents	Alphabet Inc.

and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Capital Resources and Liquidity
As of June 30, 2017, we had $94.7 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, agency mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.
As of June 30, 2017, $57.9 billion of the $94.7 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of June 30, 2017. We have a $4.0 billion revolving credit facility expiring in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. As of June 30, 2017, no amounts were outstanding under the credit facility. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of June 30, 2017, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $3.9 billion and a total estimated fair value of $4.0 billion.
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7,019,340,976.83 of its Class C capital stock. In the six months ended June 30, 2017, we repurchased and subsequently retired 3.1 million shares of Alphabet Class C capital stock for an aggregate amount of $2.7 billion.
In January 2017, Temasek, a Singapore-based investment company, signed a binding commitment to purchase a non-controlling interest in Verily for an aggregate of $800 million in cash. The first tranche of the investment closed and we received $480 million in the first quarter of 2017. The final tranche closed and we received the remaining $320 million in July 2017.
At December 31, 2016, we had a $1.4 billion interest-free, three-year prepayable promissory note (Note Receivable) due October 2017. The Note Receivable was fully repaid as of June 30, 2017.
For the six months ended June 30, 2016 and 2017, our cash flows were as follows (in millions, unaudited):

	Six Months Ended
	June 30,
	2016	2017
Net cash provided by operating activities	$16,778	$16,951
Net cash used in investing activities	(13,418)	(10,023)
Net cash used in financing activities	(6,351)	(4,414)
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
Net cash provided by operating activities increased from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily due to increases in cash received from advertising revenues and Google other revenues (net of payouts to developers) offset by increases in cash paid for cost of revenues, operating expenses, and income taxes.

Table of Contents	Alphabet Inc.

Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment, purchases, maturities, and sales of marketable and non-marketable securities, payments for acquisitions, and proceeds from the collection of notes receivable.
Net cash used in investing activities decreased from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily due to decreases in purchases of marketable securities, increases in cash proceeds received from the collection of the Lenovo note receivable, and decreases in cash collateral paid related to securities lending. These items were offset by decreases in maturities and sales of marketable securities and decreases in purchases of property and equipment.
Cash Used in Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt, repurchases of capital stock, net proceeds or payments from stock-based award activities, and proceeds from the sale of subsidiary shares.
Net cash used in financing activities decreased from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily driven by decreases in the repayment of debt, decreases in repurchases of capital stock, and increases in proceeds from the sale of subsidiary shares. These items were offset by decreases in proceeds received from the issuance of debt and increases in net payments related to stock-based award activities.
Contractual Obligations
We had long-term taxes payable of $4.1 billion as of June 30, 2017 primarily related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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
See Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see Part I, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Table of Contents	Alphabet Inc.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of June 30, 2017, our most significant currency exposures are the British pound, Euro, and Japanese yen.
We use foreign currency forwards and option contracts, including collars (an option strategy comprised of a combination of purchased and written options) to protect our forecasted U.S. dollar-equivalent earnings from changes in foreign currency exchange rates. When the U.S. dollar strengthens, gains from foreign currency options and forwards reduce the foreign currency losses related to our earnings. When the U.S. dollar weakens, losses from foreign currency options and forwards offset the foreign currency gains related to our earnings. These hedging contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. We record the effective portion of these contracts as a component of accumulated other comprehensive income (AOCI) and subsequently reclassify them into revenues to offset the hedged exposures as they occur. For foreign currency collars, we include the change in time value in our assessment of hedge effectiveness. For forwards and all other option contracts, we exclude the change in the forward points and time value from our assessment of hedge effectiveness. We recognize changes of the excluded components in other income (expense), net.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% could be experienced in the near term. If the U.S. dollar weakened by 10% as of June 30, 2017, the amount recorded in AOCI related to our foreign exchange contracts before tax effect would have been approximately $1.1 billion lower as of June 30, 2017. The change in the value recorded in AOCI would be expected to offset a corresponding foreign currency change in the forecasted hedged revenues when recognized.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $219 million as of June 30, 2017. The adverse impact as of June 30, 2017 is after consideration of the offsetting effect of approximately $612 million from foreign exchange contracts in place for the month of June 30, 2017.
Interest Rate Risk
Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in debt securities including those of the U.S. government and its agencies, corporate debt securities, agency mortgage-backed securities, money market and other funds, municipal securities, time deposits, asset backed securities, and debt instruments issued by foreign governments. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of December 31, 2016 and June 30, 2017, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to interest rates at the time of purchase. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $1.3 billion as of June 30, 2017.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, see Note 11 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - 30	285	$828.57	285	$5,576
May 1 - 31	882	$938.61	882	$4,749
June 1 - 30	494	$962.65	494	$4,274
Total	1,661	$922.28	1,661

(1)
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7,019,340,976.83 of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. See Note 13 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

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

ALPHABET INC.
July 24, 2017	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
July 24, 2017	By:	/s/ JAMES G. CAMPBELL
James G. Campbell
Vice President, Corporate Controller, and Chief Accounting Officer

Table of Contents	Alphabet Inc.

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.01		Alphabet Inc. 2012 Stock Plan	Current Report on Form 8-K (File No. 001-37580)	June 9, 2017
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01		Google blog post dated June 27, 2017	Current Report on Form 8-K (File No. 001-37580)	June 27, 2017
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.