Form 10-Q
period 2017-09-30
Alphabet Inc.
filed 2017-10-27
CIK 1652044

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 19, 2017, there were 298,279,094 shares of Alphabet’s Class A common stock outstanding, 47,043,867 shares of Alphabet's Class B common stock outstanding, and 349,479,150 shares of Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2017

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
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2016	As of September 30, 2017
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,918	$10,581
Marketable securities	73,415	89,562
Total cash, cash equivalents, and marketable securities	86,333	100,143
Accounts receivable, net of allowance of $467 and $625	14,137	15,295
Income taxes receivable, net	95	282
Inventory	268	765
Other current assets	4,575	2,860
Total current assets	105,408	119,345
Non-marketable investments	5,878	7,269
Deferred income taxes	383	505
Property and equipment, net	34,234	40,120
Intangible assets, net	3,307	2,883
Goodwill	16,468	16,731
Other non-current assets	1,819	2,683
Total assets	$167,497	$189,536
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,041	$2,674
Accrued compensation and benefits	3,976	4,022
Accrued expenses and other current liabilities	6,144	9,307
Accrued revenue share	2,942	3,200
Deferred revenue	1,099	1,269
Income taxes payable, net	554	221
Total current liabilities	16,756	20,693
Long-term debt	3,935	3,964
Deferred revenue, non-current	202	346
Income taxes payable, non-current	4,677	4,358
Deferred income taxes	226	151
Other long-term liabilities	2,665	2,924
Total liabilities	28,461	32,436
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 691,293 (Class A 296,992, Class B 47,437, Class C 346,864) and 694,790 (Class A 298,263, Class B 47,054, Class C 349,473) shares issued and outstanding	36,307	39,609
Accumulated other comprehensive loss	(2,402)	(746)
Retained earnings	105,131	118,237
Total stockholders’ equity	139,036	157,100
Total liabilities and stockholders’ equity	$167,497	$189,536
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Revenues	$22,451	$27,772	$64,208	$78,532
Costs and expenses:
Cost of revenues	8,699	11,148	24,477	31,316
Research and development	3,596	4,205	10,326	12,319
Sales and marketing	2,565	3,042	7,367	8,583
General and administrative	1,824	1,595	4,961	5,096
European Commission fine	0	0	0	2,736
Total costs and expenses	16,684	19,990	47,131	60,050
Income from operations	5,767	7,782	17,077	18,482
Other income (expense), net	278	197	216	693
Income before income taxes	6,045	7,979	17,293	19,175
Provision for income taxes	984	1,247	3,148	3,493
Net income	$5,061	$6,732	$14,145	$15,682

Basic net income per share of Class A and B common stock and Class C capital stock	$7.36	$9.71	$20.59	$22.65
Diluted net income per share of Class A and B common stock and Class C capital stock	$7.25	$9.57	$20.26	$22.30
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net income	$5,061	$6,732	$14,145	$15,682
Other comprehensive income:
Change in foreign currency translation adjustment	129	441	166	1,457
Available-for-sale investments:
Change in net unrealized gains (losses)	71	578	627	803
Less: reclassification adjustment for net (gains) losses included in net income	(46)	47	137	98
Net change (net of tax effect of $7, $0, $191, and $0)	25	625	764	901
Cash flow hedges:
Change in net unrealized gains (losses)	32	(209)	148	(668)
Less: reclassification adjustment for net (gains) losses included in net income	(67)	125	(236)	(34)
Net change (net of tax effect of $20, $50, $29, and $342)	(35)	(84)	(88)	(702)
Other comprehensive income	119	982	842	1,656
Comprehensive income	$5,180	$7,714	$14,987	$17,338
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	September 30,
	2016	2017
Operating activities
Net income	$14,145	$15,682
Adjustments:
Depreciation and impairment of property and equipment	3,803	4,272
Amortization and impairment of intangible assets	654	617
Stock-based compensation expense	4,857	5,832
Deferred income taxes	119	242
Loss on marketable and non-marketable investments, net	204	160
Other	117	99
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(299)	(719)
Income taxes, net	2,153	(865)
Other assets	114	(2,086)
Accounts payable	238	58
Accrued expenses and other liabilities	338	3,121
Accrued revenue share	138	182
Deferred revenue	42	228
Net cash provided by operating activities	26,623	26,823
Investing activities
Purchases of property and equipment	(7,134)	(8,877)
Proceeds from disposals of property and equipment	226	81
Purchases of marketable securities	(70,959)	(78,709)
Maturities and sales of marketable securities	54,379	62,588
Purchases of non-marketable investments	(862)	(871)
Maturities and sales of non-marketable investments	189	215
Cash collateral related to securities lending	(2,428)	0
Investments in reverse repurchase agreements	450	0
Acquisitions, net of cash acquired, and purchases of intangible assets	(324)	(273)
Proceeds from collection of notes receivable	0	1,419
Net cash used in investing activities	(26,463)	(24,427)
Financing activities
Net payments related to stock-based award activities	(2,425)	(3,111)
Repurchases of capital stock	(3,693)	(2,745)
Proceeds from issuance of debt, net of costs	8,729	2,698
Repayments of debt	(10,051)	(2,762)
Proceeds from sale of subsidiary shares	0	800
Net cash used in financing activities	(7,440)	(5,120)
Effect of exchange rate changes on cash and cash equivalents	137	387
Net decrease in cash and cash equivalents	(7,143)	(2,337)
Cash and cash equivalents at beginning of period	16,549	12,918
Cash and cash equivalents at end of period	$9,406	$10,581
See accompanying notes.

Table of Contents	Alphabet Inc.

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
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of September 30, 2017, the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2017, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2017, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2017 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2017, our results of operations for the three and nine months ended September 30, 2016 and 2017, and our cash flows for the nine months ended September 30, 2016 and 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
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
Fair Value of Financial Instruments
Our financial assets and financial liabilities including cash equivalents, marketable securities, foreign currency and interest rate derivative contracts, and non-marketable debt securities are measured and recorded at fair value on a recurring basis. We measure certain financial assets at fair value for disclosure purposes, as well as on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. Our other current financial assets and our other current financial liabilities have fair values that approximate their carrying values.
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

Table of Contents	Alphabet Inc.

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
In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16) "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory." ASU 2016-16 generally accelerates the recognition of income tax consequences for asset transfers between entities under common control. ASU 2016-16 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2017. Entities are required to adopt using a modified retrospective approach with a cumulative adjustment to retained earnings for previously unrecognized income tax expense. We anticipate a retained earnings adjustment of $600 million to $800 million upon adoption related to the unrecognized income tax effects of asset transfers that occurred prior to adoption.
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

Table of Contents	Alphabet Inc.

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
We recorded a net reduction to opening retained earnings of $15 million as of January 1, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our non-advertising revenues. The impact to revenues as a result of applying Topic 606 was an increase of $10 million and $32 million for the three and nine months ended September 30, 2017, respectively.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue source (in millions, unaudited). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016(1)	2017	2016(1)	2017
Google properties	$16,089	$19,723	$45,817	$55,551
Google Network Members' properties	3,732	4,342	11,167	12,597
Google advertising revenues	19,821	24,065	56,984	68,148
Google other revenues	2,433	3,405	6,677	9,590
Other Bets revenues	197	302	547	794
Total revenues(2)	$22,451	$27,772	$64,208	$78,532

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

(2)
Revenues include hedging gains (losses) of $105 million and $(191) million for the three months ended September 30, 2016 and 2017, respectively, and $352 million and $29 million for the nine months ended September 30, 2016 and 2017, respectively, which do not represent revenues recognized from contracts with customers.

Table of Contents	Alphabet Inc.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
United States	$10,649	$12,930	$30,065	$37,021
EMEA(1)	7,392	9,097	22,007	25,733
APAC(1)	3,248	4,199	8,951	11,548
Other Americas(1)	1,162	1,546	3,185	4,230
Total revenues(2)	$22,451	$27,772	$64,208	$78,532

(1)	Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America (Other Americas).

(2)	Revenues include hedging gains (losses) for the three and nine months ended September 30, 2016 and 2017.
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
For ads placed on Google Network Members’ properties, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we report advertising revenues for ads placed on Google Network Members’ properties on a gross basis, that is, the amounts billed to our customers are recorded as revenues, and amounts paid to Google Network Members are recorded as cost of revenues. Where we are the principal, we control the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory before it is transferred to our customers, and is further supported by us being primarily responsible to our customers and having a level of discretion in establishing pricing.
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

Table of Contents	Alphabet Inc.

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
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the nine months ended September 30, 2017 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $779 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2016.
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
Cash, Cash Equivalents, and Marketable Securities
 The following tables summarize our cash, cash equivalents, and marketable securities by significant investment categories as of December 31, 2016 and September 30, 2017 (in millions):

Table of Contents	Alphabet Inc.

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$7,078	$0	$0	$7,078	$7,078	$0
Level 1:
Money market and other funds	4,783	0	0	4,783	4,783	0
U.S. government notes	38,454	46	(215)	38,285	613	37,672
Marketable equity securities	160	133	0	293	0	293
	43,397	179	(215)	43,361	5,396	37,965
Level 2:
Time deposits(1)	142	0	0	142	140	2
Mutual funds(2)	204	7	0	211	0	211
U.S. government agencies	1,826	0	(11)	1,815	300	1,515
Foreign government bonds	2,345	18	(7)	2,356	0	2,356
Municipal securities	4,757	15	(65)	4,707	2	4,705
Corporate debt securities	12,993	114	(116)	12,991	2	12,989
Agency mortgage-backed securities	12,006	26	(216)	11,816	0	11,816
Asset-backed securities	1,855	2	(1)	1,856	0	1,856
	36,128	182	(416)	35,894	444	35,450
Total	$86,603	$361	$(631)	$86,333	$12,918	$73,415

	As of September 30, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$6,460	$0	$0	$6,460	$6,460	$0
Level 1:
Money market and other funds	1,450	0	0	1,450	1,450	0
U.S. government notes	40,268	12	(163)	40,117	919	39,198
Marketable equity securities	226	120	(2)	344	0	344
	41,944	132	(165)	41,911	2,369	39,542
Level 2:
Time deposits(1)	145	0	0	145	143	2
Mutual funds(2)	233	14	0	247	0	247
U.S. government agencies	2,841	0	(9)	2,832	17	2,815
Foreign government bonds	2,464	8	(15)	2,457	0	2,457
Municipal securities	6,774	17	(10)	6,781	13	6,768
Corporate debt securities	23,107	49	(35)	23,121	1,579	21,542
Agency mortgage-backed securities	10,984	17	(76)	10,925	0	10,925
Asset-backed securities	5,261	7	(4)	5,264	0	5,264
	51,809	112	(149)	51,772	1,752	50,020
Total	$100,213	$244	$(314)	$100,143	$10,581	$89,562

(1)	The majority of our time deposits are foreign deposits.

(2)	The fair value option was elected for mutual funds with gains (losses) recognized in other income (expense), net.
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $62 million and $21 million for the three months ended September 30, 2016 and 2017, respectively, and $221 million and $193 million for the nine months ended September 30, 2016 and 2017, respectively. We recognized gross realized losses of $12 million and $65 million for the three months ended September 30, 2016 and 2017, respectively, and $347 million and $274 million for the nine months ended September 30, 2016 and 2017, respectively. We reflect these gains and losses as a component of other income (expense), net, in the accompanying Consolidated Statements of Income.

Table of Contents	Alphabet Inc.

The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of September 30, 2017
Due in 1 year	$22,234
Due in 1 year through 5 years	52,502
Due in 5 years through 10 years	2,172
Due after 10 years	12,063
Total	$88,971
Impairment Considerations for Marketable Investments
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2016 and September 30, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$26,411	$(215)	$0	$0	$26,411	$(215)
U.S. government agencies	1,014	(11)	0	0	1,014	(11)
Foreign government bonds	956	(7)	0	0	956	(7)
Municipal securities	3,461	(63)	46	(2)	3,507	(65)
Corporate debt securities	6,184	(111)	166	(5)	6,350	(116)
Agency mortgage-backed securities	10,184	(206)	259	(10)	10,443	(216)
Asset-backed securities	391	(1)	0	0	391	(1)
Total	$48,601	$(614)	$471	$(17)	$49,072	$(631)

	As of September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes	$26,626	$(115)	$5,409	$(48)	$32,035	$(163)
U.S. government agencies	2,751	(9)	0	0	2,751	(9)
Foreign government bonds	1,362	(13)	123	(2)	1,485	(15)
Municipal securities	2,118	(6)	432	(4)	2,550	(10)
Corporate debt securities	11,153	(27)	793	(8)	11,946	(35)
Agency mortgage-backed securities	8,450	(62)	728	(14)	9,178	(76)
Asset-backed securities	2,572	(4)	0	0	2,572	(4)
Marketable equity securities	38	(2)	0	0	38	(2)
Total	$55,070	$(238)	$7,485	$(76)	$62,555	$(314)
During the three months ended September 30, 2016 and the three and nine months ended September 30, 2017, we did not recognize any other-than-temporary impairment losses. During the nine months ended September 30, 2016, we recognized $87 million of other-than-temporary impairment losses related to our marketable equity securities. Those losses are included in gain (loss) on marketable securities, net, as a component of other income (expense), net, in the accompanying Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.

Table of Contents	Alphabet Inc.

Derivative Financial Instruments
We recognize derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as either other income (expense), net, or revenues, or in the accompanying Consolidated Balance Sheets in accumulated other comprehensive income (AOCI), as discussed below.
We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. We use certain interest rate derivative contracts to hedge interest rate exposures on our fixed income securities and debt issuances. Our program is not used for trading or speculative purposes.
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2016 and September 30, 2017, we received cash collateral related to the derivative instruments under our collateral security arrangements of $362 million and $47 million, respectively.
Cash Flow Hedges
We use foreign currency forwards and option contracts, including collars (an option strategy comprised of a combination of purchased and written options), designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar and at times we use interest rate swaps to effectively lock interest rates on anticipated debt issuances. These transactions are designated as cash flow hedges. The notional principal of these contracts was approximately $10.7 billion and $11.7 billion as of December 31, 2016 and September 30, 2017, respectively. These contracts have maturities of 24 months or less.
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
As of September 30, 2017, the effective portion of our cash flow hedges before tax effect was a net accumulated loss of $440 million, of which a net loss of $473 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $2.4 billion and $2.5 billion as of December 31, 2016 and September 30, 2017, respectively.
Gains and losses on these forward contracts are recognized in other income (expense), net, along with the offsetting gains and losses of the related hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of the outstanding foreign exchange contracts was $7.9 billion and $17.2 billion as of December 31, 2016 and September 30, 2017, respectively.

Table of Contents	Alphabet Inc.

The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2016
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$539	$57	$596
Total		$539	$57	$596
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$4	$9	$13
Total		$4	$9	$13

		As of September 30, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$53	$113	$166
Total		$53	$113	$166
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$459	$123	$582
Total		$459	$123	$582
The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in Cash Flow Hedging Relationship	2016	2017	2016	2017
Foreign exchange contracts	$52	$(324)	$240	$(1,011)

Table of Contents	Alphabet Inc.

	Gains (Losses) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Cash Flow Hedging Relationship	Location	2016	2017	2016	2017
Foreign exchange contracts	Revenues	$105	$(191)	$352	$29
Interest rate contracts	Other income (expense), net	1	1	4	4
Total		$106	$(190)	$356	$33

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Cash Flow Hedging Relationship	Location	2016	2017	2016	2017
Foreign exchange contracts	Other income (expense), net	$(102)	$26	$(361)	$72

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Fair Value Hedging Relationship	Location	2016	2017	2016	2017
Foreign Exchange Hedges:
Foreign exchange contracts	Other income (expense), net	$1	$(89)	$26	$(216)
Hedged item	Other income (expense), net	1	94	(24)	230
Total		$2	$5	$2	$14

(2)	Amounts excluded from effectiveness testing and the ineffective portion of the fair value hedging relationships were not material in all periods presented.
The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives Not Designated As Hedging Instruments	Location	2016	2017	2016	2017
Foreign exchange contracts	Other income (expense), net	$(67)	$(39)	$(147)	$(263)

Table of Contents	Alphabet Inc.

Offsetting of Derivatives
We present our forwards and purchased options at gross fair values in the Consolidated Balance Sheets. For foreign currency collars, we present at net fair values where both purchased and written options are with the same counterparty. Our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2016 and September 30, 2017, information related to these offsetting arrangements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$596	$0	$596	$(11)	(1)	$(337)	$(73)	$175

	As of September 30, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$183	$(17)	$166	$(122)	(1)	$(37)	$0	$7

(1)
The balances as of December 31, 2016 and September 30, 2017 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

Offsetting of Liabilities

	As of December 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$13	$0	$13	$(11)	(2)	$0	$0	$2

	As of September 30, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$599	$(17)	$582	$(122)	(2)	$0	$0	$460

(2)
The balances as of December 31, 2016 and September 30, 2017 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

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

Table of Contents	Alphabet Inc.

As of December 31, 2016 and September 30, 2017, investments accounted for under the equity method had a carrying value of approximately $1.7 billion. Our share of gains and losses in equity method investments including impairment was a net loss of approximately $61 million and $31 million for the three months ended September 30, 2016 and 2017, respectively, and a net loss of $209 million and $93 million for the nine months ended September 30, 2016 and 2017, respectively. As of December 31, 2016 and September 30, 2017, investments accounted for under the cost method had a carrying value of $3.0 billion and $3.6 billion, respectively, and a fair value of approximately $8.1 billion and $8.9 billion, respectively. The fair value of the cost method investments are primarily determined from data leveraging private-market transactions and are classified within Level 3 in the fair value hierarchy. We reflect our share of equity method investee earnings and losses and impairments of non-marketable equity investments as a component of other income (expense), net, in the accompanying Consolidated Statements of Income.
Certain renewable energy investments included in our non-marketable equity investments accounted for under the equity method are variable interest entities (VIE). These entities' activities involve power generation using renewable sources. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly impact the VIE's economic performance such as setting operating budgets. Therefore, we do not consolidate these VIEs in our financial statements. The carrying value and maximum exposure of these VIEs were $1.2 billion as of December 31, 2016 and $1.1 billion as of September 30, 2017. The maximum exposure is based on current investments to date.  We have determined the single source of our exposure to these VIEs is our capital investment in these entities. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, and vice versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.
Non-Marketable Debt Securities
Our non-marketable debt securities are primarily preferred stock that are redeemable at our option and convertible notes issued by private companies. The cost of these securities were $1.1 billion as of December 31, 2016 and September 30, 2017. These debt securities do not have readily determinable market values and are categorized accordingly as Level 3 in the fair value hierarchy. To estimate the fair value of these securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows; and illiquidity considerations. Financial information of private companies may not be available and consequently we estimate the value based on the best available information at the measurement date. No significant impairments were recognized for the three and nine months ended September 30, 2016 and 2017.
The following table presents a reconciliation for our non-marketable debt securities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions, unaudited):

	Nine Months Ended
	September 30,
	2016	2017
Beginning balance	$1,024	$1,165
Total net gains (losses)
Included in earnings	0	(5)
Included in other comprehensive income	100	699
Purchases	78	85
Sales	(7)	(1)
Settlements	(16)	(54)
Ending balance	$1,179	$1,889
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2016 and September 30, 2017.

Table of Contents	Alphabet Inc.

Long-Term Debt
Google issued $3.0 billion of senior unsecured notes in three tranches (collectively, 2011 Notes) in May 2011, due in 2014, 2016, and 2021, as well as $1.0 billion of senior unsecured notes (2014 Notes) in February 2014 due in 2024.
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
In August 2016, Alphabet issued $2.0 billion of senior unsecured notes (2016 Notes) due 2026. The net proceeds from the issuance of the 2016 Notes were used for general corporate purposes, including the repayment of outstanding commercial paper. The Alphabet notes due in 2021, 2024, and 2026 rank equally with each other and are structurally subordinate to the outstanding Google Notes.
The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2016	As of September 30, 2017
		(unaudited)
Long-term debt
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(65)	(59)
Subtotal(1)	$3,935	$3,941
Capital lease obligation	0	23
Total long-term debt	$3,935	$3,964

(1)	Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $3.9 billion as of December 31, 2016 and $4.0 billion as of September 30, 2017. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of September 30, 2017.
Credit Facility
We have a $4.0 billion revolving credit facility which expires in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the credit facility as of December 31, 2016 and September 30, 2017.

Table of Contents	Alphabet Inc.

Note 6. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2016	As of September 30, 2017
		(unaudited)
Land and buildings	$19,804	$22,367
Information technology assets	16,084	19,454
Construction in progress	8,166	10,280
Leasehold improvements	3,415	4,208
Furniture and fixtures	58	49
Property and equipment, gross	47,527	56,358
Less: accumulated depreciation and amortization	(13,293)	(16,238)
Property and equipment, net	$34,234	$40,120
As of September 30, 2017, assets under capital lease with a cost basis of $364 million were included in property and equipment.
Note Receivable
In connection with the sale of our Motorola Mobile business to Lenovo Group Limited (Lenovo) on October 29, 2014, we received an interest-free, three-year prepayable promissory note (Note Receivable) due October 2017. The Note Receivable was included on our Consolidated Balance Sheets in other current assets. Based on the general market conditions and the credit quality of Lenovo at the time of the sale, we discounted the Note Receivable at an effective interest rate of 4.5%. The Note Receivable was fully repaid in May 2017. The outstanding balances are shown in the table below (in millions):

	As of December 31, 2016	As of September 30, 2017
		(unaudited)
Principal of the Note Receivable	$1,448	$0
Less: unamortized discount for the Note Receivable	(51)	0
Total	$1,397	$0
As of December 31, 2016, we did not recognize a valuation allowance on the Note Receivable.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2016	As of September 30, 2017
		(unaudited)
European Commission fine(1)	$0	$2,844
Accrued customer liabilities	1,256	1,262
Other accrued expenses and current liabilities	4,888	5,201
Accrued expenses and other current liabilities	$6,144	$9,307

(1)	Includes the effects of foreign exchange.

Table of Contents	Alphabet Inc.

Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2015	$(2,047)	$(86)	$259	$(1,874)
Other comprehensive income (loss) before reclassifications	166	627	148	941
Amounts reclassified from AOCI	0	137	(236)	(99)
Other comprehensive income (loss)	166	764	(88)	842
Balance as of September 30, 2016	$(1,881)	$678	$171	$(1,032)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2016	$(2,646)	$(179)	$423	$(2,402)
Other comprehensive income (loss) before reclassifications	1,457	803	(668)	1,592
Amounts reclassified from AOCI	0	98	(34)	64
Other comprehensive income (loss)	1,457	901	(702)	1,656
Balance as of September 30, 2017	$(1,189)	$722	$(279)	$(746)
The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2016	2017	2016	2017
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$46	$(47)	$(137)	$(98)
	Provision for income taxes	0	0	0	0
	Net of tax	$46	$(47)	$(137)	$(98)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	$105	$(191)	$352	$29
Interest rate contracts	Other income (expense), net	1	1	4	4
	Benefit (provision) for income taxes	(39)	65	(120)	1
	Net of tax	$67	$(125)	$236	$34
Total amount reclassified, net of tax		$113	$(172)	$99	$(64)

Table of Contents	Alphabet Inc.

Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Interest income	$318	$306	$895	$912
Interest expense	(29)	(27)	(91)	(73)
Foreign currency exchange losses, net	(123)	(53)	(437)	(101)
Gain (loss) on marketable securities, net	50	(44)	(126)	(81)
Gain (loss) on non-marketable investments, net	40	(32)	(78)	(79)
Other	22	47	53	115
Other income (expense), net	$278	$197	$216	$693
Interest expense in the preceding table is net of interest capitalized of $0 million and $13 million for the three months ended September 30, 2016 and 2017, respectively, and $0 million and $32 million for the nine months ended September 30, 2016 and 2017, respectively.
Note 7. Acquisitions
During the nine months ended September 30, 2017, we completed various acquisitions and purchases of intangible assets for total consideration of approximately $312 million. In aggregate, $12 million was cash acquired, $111 million was attributed to intangible assets, $205 million was attributed to goodwill, and $16 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $24 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all intangible assets acquired and purchased during the nine months ended September 30, 2017, patents and developed technology have a weighted-average useful life of 3.9 years, customer relationships have a weighted-average useful life of 3.1 years, and trade names and other have a weighted-average useful life of 8.8 years.
Note 8. Calico
In September 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. As of September 30, 2017, we have contributed $240 million to Calico in exchange for Calico convertible preferred units and are committed to fund an additional $490 million on an as-needed basis.
Calico is a VIE and its results of operations and statement of financial position are included in our consolidated financial statements as we have the power to direct the activities that most significantly impact its economic performance.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration agreement intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of September 30, 2017, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of September 30, 2017, Calico has contributed $250 million and committed up to an additional $500 million.
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

In January 2017, Temasek, a Singapore-based investment company, signed a binding commitment to purchase a noncontrolling interest in Verily for an aggregate of $800 million in cash. In the first quarter of 2017, the first tranche of the investment closed and we received $480 million. The second and final tranche of the investment closed in the third quarter of 2017 and we received the remaining $320 million. The transaction is accounted for as an equity transaction and no gain or loss was recognized. Of the $800 million received, $78 million was recorded as noncontrolling interest and $722 million was recorded as additional paid-in capital. Noncontrolling interest and net loss attributable to noncontrolling interest were not separately presented on our consolidated financial statements as of and for the three and nine months ended September 30, 2017 as the amounts were not material.
Note 10. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill allocated to our disclosed segments for the nine months ended September 30, 2017 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2016	$16,027	$441	$16,468
Acquisitions	196	9	205
Foreign currency translation and other adjustments	57	1	58
Balance as of September 30, 2017	$16,280	$451	$16,731
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$5,542	$2,710	$2,832
Customer relationships	352	197	155
Trade names and other	463	143	320
Total	$6,357	$3,050	$3,307

	As of September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$5,312	$2,931	$2,381
Customer relationships	358	246	112
Trade names and other	548	158	390
Total	$6,218	$3,335	$2,883
Amortization expense relating to purchased intangible assets was $203 million and $194 million for the three months ended September 30, 2016 and 2017, respectively, and $629 million and $600 million for the nine months ended September 30, 2016 and 2017, respectively.
As of September 30, 2017, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter are as follows (in millions, unaudited):

Remainder of 2017	$193
2018	726
2019	615
2020	493
2021	459
Thereafter	397
$2,883

Table of Contents	Alphabet Inc.

Note 11. Contingencies
Legal Matters
Antitrust Investigations
On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us.
On April 15, 2015, the EC issued a Statement of Objections (SO) regarding the display and ranking of shopping search results and ads, to which we responded on August 27, 2015. On July 14, 2016, the EC issued a Supplementary SO regarding shopping search results and ads. On June 27, 2017, the EC announced its decision that certain actions taken by Google regarding its display and ranking of shopping search results and ads infringed European competition law. The EC decision imposed a €2.42 billion (approximately $2.74 billion as of June 27, 2017) fine. On September 11, 2017, we appealed the EC decision and on September 27, 2017, we implemented product changes to bring shopping ads into compliance with the EC's decision. We recognized a charge of approximately $2.74 billion for the fine in the second quarter of 2017. The fine is included in accrued expenses and other current liabilities on our Consolidated Balance Sheet as we provided bank guarantees in lieu of a cash payment for the fine.
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

Table of Contents	Alphabet Inc.

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

Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended September 30,
	2016			2017
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$2,171	$357	$2,533	$2,891	$457	$3,384
Denominator
Number of shares used in per share computation	294,945	48,513	344,103	297,804	47,078	348,603
Basic net income per share	$7.36	$7.36	$7.36	$9.71	$9.71	$9.71
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$2,171	$357	$2,533	$2,891	$457	$3,384
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	357	0	0	457	0	0
Reallocation of undistributed earnings	(25)	(5)	25	(38)	(7)	38
Allocation of undistributed earnings	$2,503	$352	$2,558	$3,310	$450	$3,422
Denominator
Number of shares used in basic computation	294,945	48,513	344,103	297,804	47,078	348,603
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	48,513	0	0	47,078	0	0
Restricted stock units and other contingently issuable shares	1,923	0	8,956	1,070	0	9,161
Number of shares used in per share computation	345,381	48,513	353,059	345,952	47,078	357,764
Diluted net income per share	$7.25	$7.25	$7.25	$9.57	$9.57	$9.57

Table of Contents	Alphabet Inc.

	Nine Months Ended September 30,
	2016			2017
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$6,047	$1,013	$7,085	$6,734	$1,069	$7,879
Denominator
Number of shares used in per share computation	293,723	49,214	344,162	297,291	47,189	347,853
Basic net income per share	$20.59	$20.59	$20.59	$22.65	$22.65	$22.65
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$6,047	$1,013	$7,085	$6,734	$1,069	$7,879
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,013	0	0	1,069	0	0
Reallocation of undistributed earnings	(68)	(16)	68	(92)	(17)	92
Allocation of undistributed earnings	$6,992	$997	$7,153	$7,711	$1,052	$7,971
Denominator
Number of shares used in basic computation	293,723	49,214	344,162	297,291	47,189	347,853
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	49,214	0	0	47,189	0	0
Restricted stock units and other contingently issuable shares	2,204	0	8,896	1,255	0	9,497
Number of shares used in per share computation	345,141	49,214	353,058	345,735	47,189	357,350
Diluted net income per share	$20.26	$20.26	$20.26	$22.30	$22.30	$22.30
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 13. Stockholders’ Equity
Stock-Based Compensation
For the three months ended September 30, 2016 and 2017, total stock-based compensation expense was $1,902 million and $1,881 million, including amounts associated with awards we expect to settle in Alphabet stock of $1,860 million and $1,820 million, respectively. For the nine months ended September 30, 2016 and 2017, total stock-based compensation expense was $4,912 million and $6,008 million, including amounts associated with awards we expect to settle in Alphabet stock of $4,857 million and $5,832 million, respectively.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the nine months ended September 30, 2017 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2016	25,348,955	$624.92
Granted	7,246,476	$826.60
Vested	(9,112,936)	$610.82
Forfeited/canceled	(1,029,398)	$651.68
Unvested as of September 30, 2017	22,453,097	$694.86
As of September 30, 2017, there was $14.0 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.5 years.

Table of Contents	Alphabet Inc.

Share Repurchases
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7,019,340,976.83 of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. In the nine months ended September 30, 2017, we repurchased and subsequently retired 3.1 million shares of Alphabet Class C capital stock for an aggregate amount of $2.7 billion.
Note 14. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $5.4 billion and $5.1 billion as of December 31, 2016 and September 30, 2017, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $4.3 billion and $3.9 billion as of December 31, 2016 and September 30, 2017, respectively.
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

Table of Contents	Alphabet Inc.

Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Revenues:
Google	$22,254	$27,470	$63,661	$77,738
Other Bets	197	302	547	794
Total revenues	$22,451	$27,772	$64,208	$78,532

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Operating income (loss):
Google	$6,774	$8,744	$20,009	$24,145
Other Bets	(861)	(812)	(2,490)	(2,439)
Reconciling items(1)	(146)	(150)	(442)	(3,224)
Total income from operations	$5,767	$7,782	$17,077	$18,482

(1)
Reconciling items are primarily comprised of the European Commission fine for the nine months ended September 30, 2017, as well as corporate administrative costs and other miscellaneous items that are not allocated to individual segments for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Capital expenditures:
Google	$2,434	$3,559	$6,529	$8,800
Other Bets	324	77	881	398
Reconciling items(2)	(204)	(98)	(276)	(321)
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$2,554	$3,538	$7,134	$8,877

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

Stock-based compensation (SBC) and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Stock-based compensation:
Google	$1,629	$1,654	$4,273	$5,362
Other Bets	199	130	486	355
Reconciling items(3)	32	36	98	115
Total stock-based compensation(4)	$1,860	$1,820	$4,857	$5,832

Depreciation, amortization, and impairment:
Google	$1,488	$1,667	$4,214	$4,606
Other Bets	104	94	239	283
Reconciling items(5)	4	0	4	0
Total depreciation, amortization, and impairment as presented on the Consolidated Statements of Cash Flows	$1,596	$1,761	$4,457	$4,889

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)	For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.

(5)	Reconciling items are primarily related to corporate administrative costs and other miscellaneous items that are not allocated to individual segments.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2016	As of September 30, 2017
		(unaudited)
Long-lived assets:
United States	$47,383	$53,051
International	14,706	17,140
Total long-lived assets	$62,089	$70,191
For revenues by geography, see Note 2.

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Below are our key financial results for the three months ended September 30, 2017 (consolidated unless otherwise noted):

•	Revenues of $27.8 billion and revenue growth of 24% year over year, constant currency revenue growth of 24% year over year.

•	Google segment revenues of $27.5 billion with revenue growth of 23% year over year and Other Bets revenues of $0.3 billion with revenue growth of 53% year over year.

•	Revenues from the United States, EMEA, APAC, and Other Americas were $12.9 billion, $9.1 billion, $4.2 billion, and $1.5 billion, respectively.

•
Cost of revenues was $11.1 billion, consisting of traffic acquisition costs of $5.5 billion and other cost of revenues of $5.6 billion. Our traffic acquisition costs as a percentage of advertising revenues was 23%.

•	Operating expenses (excluding cost of revenues) were $8.8 billion.

•	Income from operations was $7.8 billion.

•	Effective tax rate was 16%.

•	Net income was $6.7 billion with diluted net income per share of $9.57.

•	Operating cash flow was $9.9 billion.

•	Capital expenditures were $3.5 billion.

•	Headcount increased to 78,101 as of September 30, 2017.
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

Table of Contents	Alphabet Inc.

Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Google segment
Google properties revenues	$16,089	$19,723	$45,817	$55,551
Google Network Members' properties revenues	3,732	4,342	11,167	12,597
Google advertising revenues	19,821	24,065	56,984	68,148
Google other revenues	2,433	3,405	6,677	9,590
Google segment revenues	22,254	27,470	63,661	77,738

Other Bets
Other Bets revenues	197	302	547	794

Revenues	$22,451	$27,772	$64,208	$78,532
Google segment
The following table presents our Google segment revenues (in millions, unaudited), and changes in our aggregate paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Google segment revenues	$22,254	$27,470	$63,661	$77,738
Google segment revenues as a percentage of total revenues	99.1%	98.9%	99.1%	99.0%
Aggregate paid clicks change		47%		48%
Aggregate cost-per-click change		(18)%		(20)%
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

Google properties
The following table presents our Google properties revenues (in millions, unaudited), and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Google properties revenues	$16,089	$19,723	$45,817	$55,551
Google properties revenues as a percentage of Google segment revenues	72.3%	71.8%	72.0%	71.5%
Paid clicks change		55%		57%
Cost-per-click change		(21)%		(22)%
Google properties revenues consist primarily of advertising revenues that are generated on:

•	Google search properties which includes revenues from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.;

•	Other Google owned and operated properties like Gmail, Google Maps, and Google Play; and

•	YouTube, including but not limited to, YouTube TrueView and Google Preferred.
Our Google properties revenues increased $3,634 million from the three months ended September 30, 2016 to the three months ended September 30, 2017. The growth was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in desktop search due to improvements in ad formats and delivery, as well as growth in YouTube driven primarily by video advertising.
Our Google properties revenues increased $9,734 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The growth was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in YouTube driven primarily by video advertising. The growth was partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs on Google properties increased from the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2017 due to growth in YouTube engagement ads, increases in mobile search queries, improvements we have made in ad formats and delivery, and continued global expansion of our products, advertisers and user base. The positive impact on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers from the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2017. The decrease in cost-per-click was primarily driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other advertising platforms. The decrease in cost-per-click was also impacted by changes in device mix, property mix, product mix, geographic mix, ongoing product changes, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google Network Members' properties
The following table presents our Google Network Members' properties revenues (in millions, unaudited) and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Google Network Members' properties revenues	$3,732	$4,342	$11,167	$12,597
Google Network Members' properties revenues as a percentage of Google segment revenues	16.8%	15.8%	17.5%	16.2%
Paid clicks change		10%		9%
Cost-per-click change		(5)%		(11)%

Table of Contents	Alphabet Inc.

Google Network Members' properties revenues consist primarily of advertising revenues generated from ads placed on Google Network Member properties through:

•	AdMob;

•	AdSense (such as AdSense for Search, AdSense for Content, etc.); and

•	DoubleClick AdExchange.
Our Google Network Members' properties revenues increased $610 million from the three months ended September 30, 2016 to the three months ended September 30, 2017. The growth was primarily driven by strength in both programmatic advertising buying and AdMob.
Our Google Network Members' properties revenues increased $1,430 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The growth was primarily driven by strength in both programmatic advertising buying and AdMob, offset by a decline in our traditional AdSense businesses and the general strengthening of the U.S. dollar compared to certain foreign currencies.
The increase in paid clicks from the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2017 resulted primarily from growth in AdMob and an increase from our traditional AdSense for Search business. The positive impact on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was impacted by changes in device mix, property mix, product mix, geographic mix, ongoing product changes, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Google other revenues	$2,433	$3,405	$6,677	$9,590
Google other revenues as a percentage of Google segment revenues	10.9%	12.4%	10.5%	12.3%
Google other revenues consist primarily of revenues from:
•Apps, in-app purchases, and digital content in the Google Play store;

•	Google Cloud offerings; and

•	Hardware.
Our Google other revenues increased $972 million from the three months ended September 30, 2016 to the three months ended September 30, 2017 and increased $2,913 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The growth from the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2017 was primarily driven by revenues from Google Cloud offerings, revenues from Google Play, largely relating to in-app purchases (revenues which we recognize net of payout to developers), and hardware sales.
Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Other Bets revenues	$197	$302	$547	$794
Other Bets revenues as a percentage of total revenues	0.9%	1.1%	0.9%	1.0%
Other Bets revenues consist primarily of revenues and sales from:

•	Internet and TV services;

•	Licensing and R&D services; and

•	Nest branded hardware.

Table of Contents	Alphabet Inc.

Our Other Bets revenues increased $105 million from the three months ended September 30, 2016 to the three months ended September 30, 2017 and increased $247 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The growth from the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2017 was primarily driven by revenues from sales of Nest branded hardware, Fiber internet and TV services, and Verily licensing and R&D services.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the billing addresses of our customers (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
United States	47%	47%	47%	47%
EMEA	33%	33%	34%	33%
APAC	15%	15%	14%	15%
Other Americas	5%	5%	5%	5%
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

Table of Contents	Alphabet Inc.

The following table presents the foreign exchange impact on our international revenues and total revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
EMEA revenues	$7,392	$9,097	$22,007	$25,733
Exclude foreign exchange impact on current period revenues using prior year rates	361	(283)	867	557
Exclude hedging impact recognized in current period	(104)	161	(293)	15
EMEA constant currency revenues	$7,649	$8,975	$22,581	$26,305
Prior period EMEA revenues, excluding hedging impact	$6,286	$7,288	$18,405	$21,714
EMEA revenue growth	14%	23%	15%	17%
EMEA constant currency revenue growth	22%	23%	23%	21%

APAC revenues	$3,248	$4,199	$8,951	$11,548
Exclude foreign exchange impact on current period revenues using prior year rates	(210)	54	(142)	(33)
Exclude hedging impact recognized in current period	0	18	(31)	(52)
APAC constant currency revenues	$3,038	$4,271	$8,778	$11,463
Prior period APAC revenues, excluding hedging impact	$2,406	$3,248	$6,893	$8,920
APAC revenue growth	30%	29%	25%	29%
APAC constant currency revenue growth	26%	31%	27%	29%

Other Americas revenues	$1,162	$1,546	$3,185	$4,230
Exclude foreign exchange impact on current period revenues using prior year rates	45	(26)	346	(111)
Exclude hedging impact recognized in current period	(1)	12	(28)	8
Other Americas constant currency revenues	$1,206	$1,532	$3,503	$4,127
Prior period Other Americas revenues, excluding hedging impact	$949	$1,161	$2,777	$3,157
Other Americas revenue growth	20%	33%	12%	33%
Other Americas constant currency revenue growth	27%	32%	26%	31%

United States revenues	$10,649	$12,930	$30,065	$37,021
United States revenue growth	22%	21%	23%	23%

Total revenues	$22,451	$27,772	$64,208	$78,532
Total constant currency revenues	$22,542	$27,708	$64,927	$78,916
Total revenue growth	20%	24%	20%	22%
Total constant currency revenue growth	23%	24%	23%	24%
For the three months ended September 30, 2017, our revenues from EMEA were favorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar weakened relative to the Euro. For the nine months ended September 30, 2017, our revenues from EMEA were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to the British pound.
For the three months ended September 30, 2017, our revenues from APAC were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to the Japanese yen, partially offset by the impact of the U.S. dollar weakening relative to the Australian dollar and Indian rupee. For the nine months ended September 30, 2017, our revenues from APAC were favorably impacted by changes in foreign

Table of Contents	Alphabet Inc.

currency exchange rates, primarily because the U.S. dollar weakened relative to the Australian dollar, South Korean won and Taiwanese dollar, partially offset by the impact of the U.S. dollar strengthening relative to the Japanese yen.
For the three months ended September 30, 2017, our revenues from Other Americas were favorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar weakened relative to the Canadian dollar, Brazilian real, and Mexican peso partially offset by the impact of the U.S. dollar strengthening relative to the Argentine peso. For the nine months ended September 30, 2017, our revenues from Other Americas were favorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar weakened relative to the Brazilian real.
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

•	Credit card and other transaction fees related to processing customer transactions;

•	Inventory related costs for hardware we sell; and

•	Amortization of certain intangible assets.
The following tables present our costs of revenues, including traffic acquisition costs (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Traffic acquisition costs	$4,182	$5,502	$11,945	$15,222
Other cost of revenues	4,517	5,646	12,532	16,094
Total cost of revenues	$8,699	$11,148	$24,477	$31,316
Total cost of revenues as a percentage of revenues	38.7%	40.1%	38.1%	39.9%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Traffic acquisition costs to distribution partners	$1,559	$2,401	$4,128	$6,255
Traffic acquisition costs to distribution partners as a percentage of Google properties revenues (Google properties TAC rate)	9.7%	12.2%	9.0%	11.3%

Traffic acquisition costs to Google Network Members	$2,623	$3,101	$7,817	$8,967
Traffic acquisition costs to Google Network Members as a percentage of Google Network Members' properties revenues (Network Members TAC rate)	70.3%	71.4%	70.0%	71.2%

Traffic acquisition costs	$4,182	$5,502	$11,945	$15,222
Traffic acquisition costs as a percentage of advertising revenues (Aggregate TAC rate)	21.1%	22.9%	21.0%	22.3%

Table of Contents	Alphabet Inc.

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
Cost of revenues increased $2,449 million from the three months ended September 30, 2016 to the three months ended September 30, 2017 and increased $6,839 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 due to various factors, including (1) traffic acquisition costs, (2) data center costs which include depreciation, labor (including SBC), energy, bandwidth, and other equipment costs, (3) content acquisition costs as a result of increased activities related to YouTube, and (4) hardware related costs.
The increase in TAC to distribution partners was driven by an increase in Google properties revenues. The increase in the associated Google properties TAC rate was driven by changes in partner agreements and the ongoing shift to mobile, which carries higher TAC because more mobile searches are channeled through paid access points. The increases in TAC to Google Network Members and the associated Network Members TAC rate were driven by the continued underlying shift in advertising buying from our traditional network business to programmatic advertising buying which carries higher TAC and the impact from sales allowances. The increase in the aggregate TAC rate was also partially offset by a favorable revenue mix shift from Google Network Member properties to Google properties.
We expect cost of revenues to increase in dollar amount and as a percentage of total revenues in future periods based on a number of factors, including the following:

•	The relative revenue growth rates of Google properties and our Google Network Members’ properties;

•
Traffic acquisition costs paid to our distribution partners, which are affected by changes in device mix between mobile, desktop and tablet, partner mix, partner agreement terms such as revenue share arrangements, and the percentage of queries channeled through paid access points;

•	Traffic acquisition costs paid to Google Network Members, which are affected by ongoing adoption of programmatic advertising buying and changes in partner agreement terms;

•	The growth rates of expenses associated with our data center operations, content acquisition costs, as well as our hardware inventory and related costs; and

•	Increased proportion of non-advertising revenues as part of our total revenues.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Research and development expenses	$3,596	$4,205	$10,326	$12,319
Research and development expenses as a percentage of revenues	16.0%	15.1%	16.1%	15.7%
R&D expenses consist primarily of:

•	Labor and facilities-related costs, including SBC, for employees responsible for R&D of our existing and new products and services and

•	Depreciation and equipment-related expenses.
R&D expenses increased $609 million from the three months ended September 30, 2016 to the three months ended September 30, 2017. The increase was primarily due to an increase in labor and facilities-related costs of $363 million, largely resulting from a 17% increase in headcount, partially offset by the shift in the timing of our annual equity refresh cycle. In addition, there was an increase in depreciation and equipment-related expenses of $206 million.
R&D expenses increased $1,993 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The increase was primarily due to an increase in labor and facilities-related costs of $1,465 million, largely resulting from a 17% increase in headcount. In addition, there was an increase in depreciation and equipment-related expenses of $358 million and an increase in professional services expenses of $107 million largely due to additional expenses incurred for outsourced services.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.

Table of Contents	Alphabet Inc.

Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Sales and marketing expenses	$2,565	$3,042	$7,367	$8,583
Sales and marketing expenses as a percentage of revenues	11.5%	11.0%	11.5%	10.9%
Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs, including SBC, for employees engaged in sales and marketing, sales support, and certain customer service functions; and

•	Advertising and promotional expenditures related to our products and services.
Sales and marketing expenses increased $477 million from the three months ended September 30, 2016 to the three months ended September 30, 2017. The increase was primarily due to an increase in advertising and promotional expenses of $251 million, largely resulting from increases in marketing and promotion-related expenses for our hardware products and Cloud offerings. In addition, there was an increase in labor and facilities-related costs of $151 million, largely resulting from a 5% increase in headcount, partially offset by the shift in the timing of our annual equity refresh cycle.
Sales and marketing expenses increased $1,216 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The increase was primarily due to an increase in labor and facilities-related costs of $643 million, largely resulting from a 6% increase in headcount. In addition, there was an increase in advertising and promotional expenses of $480 million, largely resulting from increases in marketing and promotion-related expenses for our hardware products.
We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
General and administrative expenses	$1,824	$1,595	$4,961	$5,096
General and administrative expenses as a percentage of revenues	8.1%	5.7%	7.7%	6.5%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs, including SBC, for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services; and

•	Amortization of certain intangible assets.
General and administrative expenses decreased $229 million from the three months ended September 30, 2016 to the three months ended September 30, 2017. The decrease was primarily due to a decrease in labor and facilities-related costs of $184 million, partly resulting from the shift in the timing of our annual equity refresh cycle, as well as decreases in miscellaneous general and administrative expenses and reduced allocations.
General and administrative expenses increased $135 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The increase was primarily due to an increase in professional service fees of $160 million due to additional expenses incurred for consulting and outsourced services and lower legal related costs in the first quarter of 2016. In addition, there was an increase in labor and facilities-related costs of $59 million,

Table of Contents	Alphabet Inc.

largely resulting from a 12% increase in headcount. These increases were partially offset by decreases in miscellaneous general and administrative expenses and reduced allocations.
We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.
European Commission Fine
On June 27, 2017, the EC announced its decision that certain actions taken by Google regarding its display and ranking of shopping search results and ads infringed European competition law. The EC decision imposed a €2.42 billion (approximately $2.74 billion as of June 27, 2017) fine, which was accrued in the second quarter of 2017.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Other income (expense), net	$278	$197	$216	$693
Other income (expense), net, as a percentage of revenues	1.2%	0.7%	0.3%	0.9%
Other income (expense), net, decreased $81 million from the three months ended September 30, 2016 to the three months ended September 30, 2017. This decrease was primarily driven by losses recorded related to marketable and non-marketable investments. These losses were offset by reduced costs of our foreign currency hedging activities.
Other income (expense), net, increased $477 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. This increase was primarily driven by reduced costs of our foreign currency hedging activities and decreased losses on marketable investments.
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
We expect that other income (expense), net, will fluctuate in dollar amount in future periods as it is largely driven by market dynamics.
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, unaudited) and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Provision for income taxes	$984	$1,247	$3,148	$3,493
Effective tax rate	16.3%	15.6%	18.2%	18.2%
Our effective tax rate decreased from the three months ended September 30, 2016 to the three months ended September 30, 2017 as a result of a proportionate decrease in unrecognized tax benefits offset by other miscellaneous items. Our provision for income taxes increased from the three months ended September 30, 2016 to the three months ended September 30, 2017 as a result of an increase in taxable income year over year.
Our effective tax rate remained flat from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. Our provision for income taxes increased from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 as a result of an increase in taxable income year over year.
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

Table of Contents	Alphabet Inc.

Capital Resources and Liquidity
As of September 30, 2017, we had $100.1 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, agency mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.
As of September 30, 2017, $60.5 billion of the $100.1 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of September 30, 2017. We have a $4.0 billion revolving credit facility expiring in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2017, no amounts were outstanding under the credit facility. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of September 30, 2017, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $3.9 billion and a total estimated fair value of $4.0 billion.
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7,019,340,976.83 of its Class C capital stock. In the nine months ended September 30, 2017, we repurchased and subsequently retired 3.1 million shares of Alphabet Class C capital stock for an aggregate amount of $2.7 billion.
In January 2017, Temasek, a Singapore-based investment company, signed a binding commitment to purchase a non-controlling interest in Verily for an aggregate of $800 million in cash. We received the first tranche of $480 million in the first quarter of 2017 and the final tranche of $320 million in the third quarter of 2017.
In September 2017, we entered into an agreement with HTC Corporation (HTC) to acquire a team of engineers and a non-exclusive license for HTC intellectual property for approximately $1.1 billion in cash. The transaction is expected to close in early 2018.
At December 31, 2016, we had a $1.4 billion interest-free, three-year prepayable promissory note (Note Receivable) due October 2017. The Note Receivable was fully repaid in May 2017.
For the nine months ended September 30, 2016 and 2017, our cash flows were as follows (in millions, unaudited):

	Nine Months Ended
	September 30,
	2016	2017
Net cash provided by operating activities	$26,623	$26,823
Net cash used in investing activities	$(26,463)	$(24,427)
Net cash used in financing activities	$(7,440)	$(5,120)
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
Net cash provided by operating activities increased from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 primarily due to increases in cash received from advertising revenues and Google other revenues (net of payouts to app developers) offset by increases in cash paid for cost of revenues, operating expenses, and income taxes.

Table of Contents	Alphabet Inc.

Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment, purchases, maturities, and sales of marketable and non-marketable securities, payments for acquisitions, and proceeds from the collection of notes receivable.
Net cash used in investing activities decreased from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 primarily due to increases in maturities and sales of marketable securities, decreases in cash collateral paid related to securities lending, and increases in cash proceeds received from the collection of the Lenovo note receivable. These items were offset by increases in purchases of marketable securities and increases in purchases of property and equipment.
Cash Used in Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt, repurchases of capital stock, net proceeds or payments from stock-based award activities, and proceeds from the sale of subsidiary shares.
Net cash used in financing activities decreased from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 primarily driven by decreases in the repayment of debt, decreases in repurchases of capital stock, and increases in proceeds from the sale of subsidiary shares. These items were offset by decreases in proceeds received from the issuance of debt and increases in net payments related to stock-based award activities.
Contractual Obligations
We had long-term taxes payable of $4.4 billion as of September 30, 2017 primarily related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. In general, we are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of September 30, 2017, our most significant currency exposures are the British pound, Euro, and Japanese yen.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% could be experienced in the near term. If the U.S. dollar weakened by 10% as of September 30, 2017, the amount recorded in AOCI related to our foreign exchange contracts before tax effect would have been approximately $1.1 billion lower as of September 30, 2017. The change in the value recorded in AOCI would be expected to offset a corresponding foreign currency change in the forecasted hedged revenues when recognized.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $65 million as of September 30, 2017. The adverse impact as of September 30, 2017 is after consideration of the offsetting effect of approximately $325 million from foreign exchange contracts in place for the month of September 30, 2017.
Interest Rate Risk
Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in debt securities including those of the U.S. government and its agencies, corporate debt securities, agency mortgage-backed securities, money market and other funds, municipal securities, time deposits, asset backed securities, and debt instruments issued by foreign governments. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of December 31, 2016 and September 30, 2017, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to interest rates at the time of purchase. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis

Table of Contents	Alphabet Inc.

points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $1.8 billion as of September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
October 26, 2017	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
October 26, 2017	By:	/s/ JAMES G. CAMPBELL
James G. Campbell
Vice President, Corporate Controller, and Chief Accounting Officer