Form 10-Q
period 2018-03-31
Alphabet Inc.
filed 2018-04-24
CIK 1652044

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 18, 2018, there were 298,656,198 shares of Alphabet’s Class A common stock outstanding, 46,940,340 shares of Alphabet's Class B common stock outstanding, and 348,952,225 shares of Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2018

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

•
fluctuations in our revenue growth, as well as the change in paid clicks and cost-per-click on Google properties and the change in impressions and cost-per-impression on Google Network Members’ properties, and various factors contributing to such fluctuations;

•	our expectation that our foreign exchange risk management program will not fully offset our net exposure to fluctuations in foreign currency exchange rates;

•	the expected variability of costs related to hedging activities under our foreign exchange risk management program;

•	the anticipated effect of, and our response to, new accounting pronouncements;

•
our expectation that our cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses will increase in dollars and may increase as a percentage of revenues;

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our monetization trends will fluctuate, which could affect our revenues and margins in the future;

•	our expectation that our traffic acquisition costs (TAC) and the associated TAC rates will increase in the future;

•	our expectation that our results will be affected by our performance in international markets as users in developing economies increasingly come online;

•	our expectation that the portion of our revenues that we derive from non-advertising revenues will continue to increase and may affect margins;

•	our expectation that our other income (expense), net, will fluctuate in the future, as it is largely driven by market dynamics;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the effect of the U.S. Tax Cuts and Jobs Act (Tax Act);

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations related to the operating structure implemented pursuant to the Alphabet holding company reorganization;

•	the expected timing and amount of Alphabet Inc.'s share repurchases;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required

Table of Contents	Alphabet Inc.

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

Table of Contents	Alphabet Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2017	As of March 31, 2018
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,715	$12,658
Marketable securities	91,156	90,227
Total cash, cash equivalents, and marketable securities	101,871	102,885
Accounts receivable, net of allowance of $674 and $536	18,336	16,777
Income taxes receivable, net	369	37
Inventory	749	636
Other current assets	2,983	3,426
Total current assets	124,308	123,761
Non-marketable investments	7,813	10,976
Deferred income taxes	680	678
Property and equipment, net	42,383	48,845
Intangible assets, net	2,692	2,809
Goodwill	16,747	17,862
Other non-current assets	2,672	2,004
Total assets	$197,295	$206,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,137	$3,526
Short-term debt	0	1,329
Accrued compensation and benefits	4,581	3,812
Accrued expenses and other current liabilities	10,177	10,065
Accrued revenue share	3,975	3,723
Deferred revenue	1,432	1,596
Income taxes payable, net	881	1,343
Total current liabilities	24,183	25,394
Long-term debt	3,969	3,973
Deferred revenue, non-current	340	315
Income taxes payable, non-current	12,812	12,885
Deferred income taxes	430	394
Other long-term liabilities	3,059	3,149
Total liabilities	44,793	46,110
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 694,783 (Class A 298,470, Class B 46,972, Class C 349,341) and 694,945 (Class A 298,652, Class B 46,940, Class C 349,353) shares issued and outstanding	40,247	41,487
Accumulated other comprehensive loss	(992)	(670)
Retained earnings	113,247	120,008
Total stockholders’ equity	152,502	160,825
Total liabilities and stockholders’ equity	$197,295	$206,935
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2017	2018
Revenues	$24,750	$31,146
Costs and expenses:
Cost of revenues	9,795	13,467
Research and development	3,942	5,039
Sales and marketing	2,644	3,604
General and administrative	1,801	2,035
Total costs and expenses	18,182	24,145
Income from operations	6,568	7,001
Other income (expense), net	251	3,542
Income before income taxes	6,819	10,543
Provision for income taxes	1,393	1,142
Net income	$5,426	$9,401

Basic net income per share of Class A and B common stock and Class C capital stock	$7.85	$13.53
Diluted net income per share of Class A and B common stock and Class C capital stock	$7.73	$13.33
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	March 31,
	2017	2018
Net income	$5,426	$9,401
Other comprehensive income:
Change in foreign currency translation adjustment	451	657
Available-for-sale investments:
Change in net unrealized gains (losses)	139	(208)
Less: reclassification adjustment for net (gains) losses included in net income	25	39
Net change (net of tax effect of $0 and $0)	164	(169)
Cash flow hedges:
Change in net unrealized gains (losses)	(229)	(262)
Less: reclassification adjustment for net (gains) losses included in net income	(153)	194
Net change (net of tax effect of $149 and $12)	(382)	(68)
Other comprehensive income	233	420
Comprehensive income	$5,659	$9,821
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	March 31,
	2017	2018
Operating activities
Net income	$5,426	$9,401
Adjustments:
Depreciation and impairment of property and equipment	1,287	1,791
Amortization and impairment of intangible assets	216	195
Stock-based compensation expense	2,009	2,457
Deferred income taxes	613	(18)
(Gain) loss on debt and equity securities, net	19	(2,992)
Other	57	(257)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,267	1,700
Income taxes, net	510	782
Other assets	(128)	(241)
Accounts payable	103	122
Accrued expenses and other liabilities	(1,868)	(1,142)
Accrued revenue share	(74)	(286)
Deferred revenue	111	130
Net cash provided by operating activities	9,548	11,642
Investing activities
Purchases of property and equipment	(2,508)	(7,299)
Proceeds from disposals of property and equipment	41	30
Purchases of marketable securities	(20,119)	(8,849)
Maturities and sales of marketable securities	19,362	9,351
Purchases of non-marketable investments	(354)	(327)
Maturities and sales of non-marketable investments	78	498
Acquisitions, net of cash acquired, and purchases of intangible assets	(101)	(1,250)
Proceeds from collection of notes receivable	750	0
Net cash used in investing activities	(2,851)	(7,846)
Financing activities
Net payments related to stock-based award activities	(1,009)	(1,158)
Repurchases of capital stock	(1,127)	(2,173)
Proceeds from issuance of debt, net of costs	0	4,691
Repayments of debt	(18)	(3,378)
Proceeds from sale of subsidiary shares	480	0
Net cash used in financing activities	(1,674)	(2,018)
Effect of exchange rate changes on cash and cash equivalents	191	165
Net increase in cash and cash equivalents	5,214	1,943
Cash and cash equivalents at beginning of period	12,918	10,715
Cash and cash equivalents at end of period	$18,132	$12,658
See accompanying notes.

Table of Contents	Alphabet Inc.

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
Unaudited Interim Financial Information
The Consolidated Balance Sheets as of March 31, 2018, the Consolidated Statements of Income for the three months ended March 31, 2017 and 2018, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2018, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2018 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2018, our results of operations for the three months ended March 31, 2017 and 2018, and our cash flows for the three months ended March 31, 2017 and 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 5, 2018.
Use of Estimates
Preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Fair Value of Financial Instruments
Our financial assets and liabilities that are measured at fair value on a recurring basis include cash equivalents, marketable securities, derivative contracts, and non-marketable debt securities. Our financial assets that are measured at fair value on a nonrecurring basis include non-marketable equity securities measured at fair value when observable price changes are identified or are impaired. Other financial assets and liabilities are carried at cost with fair value disclosed, if required.
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
Level 2 - Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable,

Table of Contents	Alphabet Inc.

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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. As currently issued, entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. There are additional optional practical expedients that an entity may elect to apply. Based on our current portfolio of leases, approximately $8 billion of lease assets and liabilities would be recognized on our balance sheet, primarily relating to real estate. We are in the process of implementing changes to our systems and processes in conjunction with our review of lease agreements. We will adopt Topic 842 effective January 1, 2019 and expect to elect certain available transitional practical expedients.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. We are currently in the process of evaluating the effect of the adoption of ASU 2016-13 on our consolidated financial statements.
Recently adopted accounting pronouncements
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. We adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective method for our marketable equity securities and the prospective method for our non-marketable equity securities. This resulted in a $98 million reclassification of net unrealized gains from accumulated other comprehensive income (AOCI) to opening retained earnings. We have elected to use the measurement alternative for our non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption of ASU 2016-01 increases the volatility of our other income (expense), net, as a result of the remeasurement of our equity securities. For further information on unrealized gains from equity securities, see Note 3.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16) "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory." ASU 2016-16 generally accelerates the recognition of income tax consequences for asset transfers between entities under common control. We adopted ASU 2016-16 as of January 1, 2018 using a modified retrospective transition method, resulting in a $701 million reclassification of unrecognized income tax effects related to asset transfers that occurred prior to adoption from other current and non-current assets to opening retained earnings.
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

Table of Contents	Alphabet Inc.

	Three Months Ended
	March 31,
	2017	2018
Google properties	$17,403	$21,998
Google Network Members' properties	4,008	4,644
Google advertising revenues	21,411	26,642
Google other revenues	3,207	4,354
Other Bets revenues	132	150
Total revenues(1)	$24,750	$31,146

(1)
Revenues include hedging gains (losses) of $217 million and $(239) million for the three months ended March 31, 2017 and 2018, respectively, which do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
United States	$11,769	$14,144
EMEA(1)	8,091	10,474
APAC(1)	3,619	4,804
Other Americas(1)	1,271	1,724
Total revenues(2)	$24,750	$31,146

(1)	Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America (Other Americas).

(2)	Revenues include hedging gains (losses) for the three months ended March 31, 2017 and 2018.
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
We offer advertising on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on an ad on Google properties or Google Network Members' properties or when a user views certain YouTube engagement ads. For these customers, we recognize revenue each time a user clicks on the ad or when a user views the ad for a specified period of time.
We also offer advertising on other bases such as cost-per-impression, which means an advertiser pays us based on the number of times their ads are displayed on Google properties or Google Network Members’ properties. For these customers, we recognize revenue each time an ad is displayed.
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

Table of Contents	Alphabet Inc.

further supported by us being primarily responsible to our customers and having a level of discretion in establishing pricing.
Other Revenues
Google other revenues and Other Bets revenues consist primarily of revenues from:

•	Apps, in-app purchases, and digital content in the Google Play store;

•	Google Cloud offerings;

•	Hardware; and

•	Other miscellaneous products and services.
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
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $647 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.
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
Note 3. Financial Instruments
Debt Securities
We classify our marketable debt securities within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. We reclassified our U.S. government notes included in marketable debt securities from Level 1 to Level 2 within the fair value hierarchy as these securities are priced based on a combination of quoted prices for identical or similar instruments in active markets and models with significant observable market inputs. Prior period amounts have been reclassified to conform with current period presentation. The vast majority of our government bond holdings are highly liquid U.S. government notes.
We classify our non-marketable debt securities as Level 3 in the fair value hierarchy because they are primarily preferred stock and convertible notes issued by private companies without quoted market prices. To estimate the fair value of our non-marketable debt securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows; and illiquidity considerations. Financial information of private companies may not be available and consequently we will estimate the fair value based on the best available information at the measurement date.

Table of Contents	Alphabet Inc.

The following tables summarize our debt securities by significant investment categories as of December 31, 2017 and March 31, 2018 (in millions):

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Non-Marketable Securities
Level 2:
Time deposits(1)	$359	$0	$0	$359	$357	$2	$0
Government bonds(2)	51,548	10	(406)	51,152	1,241	49,911	0
Corporate debt securities	24,269	21	(135)	24,155	126	24,029	0
Mortgage-backed and asset-backed securities	16,789	13	(180)	16,622	0	16,622	0
	92,965	44	(721)	92,288	1,724	90,564	0
Level 3:
Non-marketable debt securities	1,083	811	0	1,894	0	0	1,894

Total	$94,048	$855	$(721)	$94,182	$1,724	$90,564	$1,894

	As of March 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Non-Marketable Securities
	(unaudited)
Level 2:
Time deposits(1)	$187	$0	$0	$187	$186	$1	$0
Government bonds(2)	50,187	14	(563)	49,638	110	49,528	0
Corporate debt securities	24,305	10	(361)	23,954	43	23,911	0
Mortgage-backed and asset-backed securities	16,309	9	(348)	15,970	0	15,970	0
	90,988	33	(1,272)	89,749	339	89,410	0
Level 3:
Non-marketable debt securities	1,030	1,204	0	2,234	0	0	2,234

Total	$92,018	$1,237	$(1,272)	$91,983	$339	$89,410	$2,234

(1)	The majority of our time deposits are foreign deposits.

(2)	Government bonds is comprised primarily of U.S. government notes, and also includes U.S. government agencies, foreign government bonds and municipal securities.
We determine realized gains or losses on the sale of debt securities on a specific identification method. We recognized gross realized gains of $145 million and $2 million for the three months ended March 31, 2017 and 2018, respectively. We recognized gross realized losses of $170 million and $41 million for the three months ended March 31, 2017 and 2018, respectively. We reflect these gains and losses as a component of other income (expense), net, in the Consolidated Statements of Income.

Table of Contents	Alphabet Inc.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of March 31, 2018
Due in 1 year	$17,262
Due in 1 year through 5 years	57,937
Due in 5 years through 10 years	2,325
Due after 10 years	11,886
Total	$89,410
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2017 and March 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds(1)	$28,836	$(211)	$17,660	$(195)	$46,496	$(406)
Corporate debt securities	18,300	(114)	1,710	(21)	20,010	(135)
Mortgage-backed and asset-backed securities	11,061	(105)	3,449	(75)	14,510	(180)
Total	$58,197	$(430)	$22,819	$(291)	$81,016	$(721)

	As of March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Government bonds(1)	$29,080	$(358)	$15,054	$(205)	$44,134	$(563)
Corporate debt securities	19,731	(327)	1,653	(34)	21,384	(361)
Mortgage-backed and asset-backed securities	11,108	(230)	3,242	(118)	14,350	(348)
Total	$59,919	$(915)	$19,949	$(357)	$79,868	$(1,272)

(1)	Government bonds is comprised primarily of U.S. government notes, and also includes U.S. government agencies, foreign government bonds and municipal securities.
During the three months ended March 31, 2017 and 2018, we did not recognize any significant other-than-temporary impairment losses. Losses on impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.

Table of Contents	Alphabet Inc.

The following table presents a reconciliation for our non-marketable debt securities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Beginning balance	$1,165	$1,894
Total net gains (losses)
Included in earnings	0	(21)
Included in other comprehensive income	65	393
Purchases	64	2
Sales	(1)	0
Settlements	(3)	(34)
Ending balance	$1,290	$2,234
Equity Investments
Marketable equity securities
Our marketable equity securities are publicly traded stocks or funds measured at fair value and classified within Level 1 and 2 in the fair value hierarchy because we use quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.
Prior to January 1, 2018, we accounted for the majority of our marketable equity securities at fair value with unrealized gains and losses recognized in accumulated other comprehensive income on the balance sheet. Realized gains and losses on marketable equity securities sold or impaired were recognized in other income (expense), net.
On January 1, 2018, we adopted ASU 2016-01 which changed the way we account for marketable equity securities. Our marketable equity securities are measured at fair value and starting January 1, 2018 unrealized gains and losses are recognized in other income (expense), net. Upon adoption, we reclassified $98 million net unrealized gains related to marketable equity securities from accumulated other comprehensive income to opening retained earnings.
The following table summarizes marketable equity securities measured at fair value by significant investment categories as of December 31, 2017 and March 31, 2018 (in millions):

	As of December 31, 2017
	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market and other funds	$1,833	$0
Marketable equity securities	0	340
	1,833	340
Level 2:
Mutual funds(1)	0	252

Total	$1,833	$592

(1)	The fair value option was elected for mutual funds with gains (losses) recognized in other income (expense), net.

Table of Contents	Alphabet Inc.

	As of March 31, 2018
	(unaudited)
	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market and other funds	$4,020	$0
Marketable equity securities	0	581
	4,020	581
Level 2:
Mutual funds	0	236

Total	$4,020	$817
Non-marketable equity securities
Our non-marketable equity securities are investments in privately held companies without readily determinable market values.
Prior to January 1, 2018, we accounted for our non-marketable equity securities at cost less impairment. Realized gains and losses on non-marketable securities sold or impaired were recognized in other income (expense), net. As of December 31, 2017, non-marketable equity securities accounted for under the cost method had a carrying value of $4.5 billion and a fair value of approximately $8.8 billion.
On January 1, 2018, we adopted ASU 2016-01 which changed the way we account for non-marketable securities. We now adjust the carrying value of our non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Because we adopted ASU 2016-01 prospectively, we will recognize unrealized gains that occurred in prior periods in the first period after January 1, 2018 when there is an observable transaction for our securities. Non-marketable equity securities remeasured during the three months ended March 31, 2018 are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.
As of March 31, 2018, non-marketable equity securities had a carrying value of approximately $7.3 billion, of which $3.6 billion was remeasured to fair value based on observable transactions during the three months ended March 31, 2018. The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities held as of March 31, 2018 (in millions, unaudited):

Three Months Ended March 31, 2018
Upward adjustments (gross unrealized gains)	$2,511
Downward adjustments (including impairment) (gross unrealized losses)	(23)
Total	$2,488
Gains and losses on marketable and non-marketable equity securities
Realized and unrealized gains and losses for our marketable and non-marketable equity securities for the three months ended March 31, 2018 are summarized below (in millions, unaudited):

Three Months Ended March 31, 2018
Realized gain (loss) for equity securities sold	$387
Unrealized gain (loss) on equity securities held	2,644
Total gain (loss) recognized in other income (expense), net	$3,031

Table of Contents	Alphabet Inc.

Investments accounted for under the Equity Method
As of December 31, 2017 and March 31, 2018, investments accounted for under the equity method had a carrying value of approximately $1.4 billion and $1.5 billion, respectively. Our share of gains and losses in equity method investments including impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
Derivative Financial Instruments
We classify our foreign currency and interest rate derivative contracts primarily within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.
We recognize derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the Consolidated Statements of Income as either other income (expense), net, or revenues, or in the Consolidated Balance Sheets in AOCI, as discussed below. As a result of our adoption of Accounting Standard Update No. 2017-12 (ASU 2017-12) "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," the components excluded from the assessment of hedge effectiveness are recognized in the same income statement line as the hedged item beginning January 1, 2018.
We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. We also use interest rate derivative contracts to hedge interest rate exposures on our fixed income securities and debt issuances. Our program is not used for trading or speculative purposes.
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2017 and March 31, 2018, we received cash collateral related to the derivative instruments under our collateral security arrangements of $15 million and $84 million, respectively.
Cash Flow Hedges
We use foreign currency forwards and option contracts, including collars (an option strategy comprised of a combination of purchased and written options), designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $11.7 billion and $11.6 billion as of December 31, 2017 and March 31, 2018, respectively. These contracts have maturities of 24 months or less.
For forwards and option contracts, we exclude the change in the forward points and time value from our assessment of hedge effectiveness. The initial value of the excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in revenues. The difference between fair value changes of the excluded component and the amount amortized to revenues is recorded in AOCI. We reflect the gains or losses of a cash flow hedge included in our hedge effective assessment as a component of AOCI and subsequently reclassify these gains and losses to revenues when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI are immediately reclassified to other income (expense), net.
As of March 31, 2018, the net gain or loss of our foreign currency cash flow hedges before tax effect was a net accumulated loss of $296 million, of which a net loss of $296 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. The notional principal of these contracts was $2.9 billion and $2.8 billion as of December 31, 2017 and March 31, 2018, respectively.
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

Table of Contents	Alphabet Inc.

notional principal of the outstanding foreign exchange contracts was $15.2 billion and $20.7 billion as of December 31, 2017 and March 31, 2018, respectively.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$51	$29	$80
Total		$51	$29	$80
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$230	$122	$352
Total		$230	$122	$352

		As of March 31, 2018
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$37	$149	$186
Total		$37	$149	$186
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$285	$120	$405
Total		$285	$120	$405
The gains (losses) on derivatives in cash flow hedging relationships recognized in other comprehensive income (OCI) is summarized below (in millions, unaudited):

	Three Months Ended
	March 31,
Derivatives in Cash Flow Hedging Relationship	2017	2018
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(313)	$(319)
Amount excluded from the assessment of effectiveness	0	(7)
Total	$(313)	$(326)

Table of Contents	Alphabet Inc.

The effect of derivative instruments on income is summarized below (in millions, unaudited):

	Gains or (Losses) Recognized in Income
	Three Months Ended
	March 31,
	2017		2018
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$24,750	$251	$31,146	$3,542

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$217	$0	$(247)	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	0	0	8	0
Amount excluded from the assessment of effectiveness	0	26	0	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	51	0	113
Derivatives designated as hedging instruments	0	(51)	0	(113)
Amount excluded from the assessment of effectiveness	0	4	0	11
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts
Derivatives not designated as hedging instruments	0	(202)	0	(100)
Total gains (losses)	$217	$(172)	$(239)	$(89)

Table of Contents	Alphabet Inc.

Offsetting of Derivatives
We present our forwards and purchased options at gross fair values in the Consolidated Balance Sheets. For foreign currency collars, we present at net fair values where both purchased and written options are with the same counterparty. Our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2017 and March 31, 2018, information related to these offsetting arrangements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$102	$(22)	$80	$(64)	(1)	$(4)	$(2)	$10

	As of March 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$223	$(37)	$186	$(124)	(1)	$(58)	$0	$4

(1)
The balances as of December 31, 2017 and March 31, 2018 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

Offsetting of Liabilities

	As of December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$374	$(22)	$352	$(64)	(2)	$0	$0	$288

	As of March 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$442	$(37)	$405	$(124)	(2)	$0	$0	$281

(2)
The balances as of December 31, 2017 and March 31, 2018 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 4. Variable Interest Entities (VIEs)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. We are the primary beneficiary because we have the power to direct activities that most significantly affect their economic performance and have the obligation to absorb the majority of their losses or benefits. The results of operations and statements of financial position of these VIEs are included in our consolidated financial statements.

Table of Contents	Alphabet Inc.

For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2017 and March 31, 2018, assets that can only be used to settle obligations of these VIEs were $1.7 billion and $1.5 billion, respectively, and the liabilities for which creditors do not have recourse to us were $997 million and $906 million, respectively.
Calico
Calico is a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. As of March 31, 2018, we have contributed $240 million to Calico in exchange for Calico convertible preferred units and are committed to fund an additional $490 million on an as-needed basis.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration agreement intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of March 31, 2018, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of March 31, 2018, Calico has contributed $250 million and committed up to an additional $500 million.
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
In 2017, Temasek, a Singapore-based investment company, purchased a noncontrolling interest in Verily for an aggregate of $800 million in cash. The transaction is accounted for as an equity transaction and no gain or loss was recognized. Noncontrolling interest and net loss attributable to noncontrolling interest were not separately presented on our consolidated financial statements as of and for the three months ended March 31, 2018 as the amounts were not material.
Unconsolidated VIEs
Certain renewable energy investments included in our non-marketable equity investments accounted for under the equity method are VIEs. These entities' activities involve power generation using renewable sources. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance such as setting operating budgets. Therefore, we do not consolidate these VIEs in our consolidated financial statements. The carrying value and maximum exposure of these VIEs were $896 million and $877 million as of December 31, 2017 and March 31, 2018, respectively. The maximum exposure is based on current investments to date. We have determined the single source of our exposure to these VIEs is our capital investment in them.
Other unconsolidated VIEs were not material as of December 31, 2017 and March 31, 2018.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2017 and $1.3 billion of outstanding commercial paper recorded as short-term debt with a weighted-average interest rate of 1.7% as of March 31, 2018. The estimated fair value of the short-term debt approximated its carrying value as of March 31, 2018.
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

Table of Contents	Alphabet Inc.

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
The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2017	As of March 31, 2018
		(unaudited)
Long-term debt
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(57)	(56)
Subtotal(1)	$3,943	$3,944
Capital lease obligation	26	29
Total long-term debt	$3,969	$3,973

(1)	Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $4.0 billion as of December 31, 2017 and $3.9 billion as of March 31, 2018. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
We have a $4.0 billion revolving credit facility which expires in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the credit facility as of December 31, 2017 and March 31, 2018.
Note 6. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2017	As of March 31, 2018
		(unaudited)
Land and buildings	$23,183	$26,879
Information technology assets	21,429	23,795
Construction in progress	10,491	12,357
Leasehold improvements	4,496	4,720
Furniture and fixtures	48	50
Property and equipment, gross	59,647	67,801
Less: accumulated depreciation	(17,264)	(18,956)
Property and equipment, net	$42,383	$48,845
As of December 31, 2017 and March 31, 2018, assets under capital lease with a cost basis of $390 million and $455 million were included in property and equipment, respectively.

Table of Contents	Alphabet Inc.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2017	As of March 31, 2018
		(unaudited)
European Commission fine(1)	$2,874	$3,028
Accrued customer liabilities	1,489	1,457
Other accrued expenses and current liabilities	5,814	5,580
Accrued expenses and other current liabilities	$10,177	$10,065

(1)	Includes the effects of foreign exchange and interest. See Note 9 for further details.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2016	$(2,646)	$(179)	$423	$(2,402)
Other comprehensive income (loss) before reclassifications	451	139	(229)	361
Amounts reclassified from AOCI	0	25	(153)	(128)
Other comprehensive income (loss)	451	164	(382)	233
Balance as of March 31, 2017	$(2,195)	$(15)	$41	$(2,169)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2017	$(1,103)	$233	$(122)	$(992)
Other comprehensive income (loss) before reclassifications(1)	657	(306)	(255)	96
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(7)	(7)
Amounts reclassified from AOCI	0	39	194	233
Other comprehensive income (loss)	657	(267)	(68)	322
Balance as of March 31, 2018	$(446)	$(34)	$(190)	$(670)

(1)
The change in unrealized gains (losses) on available-for-sale investments included a $98 million reclassification of net unrealized gains related to marketable equity securities from AOCI to opening retained earnings as a result of the adoption of ASU 2016-01 on January 1, 2018.

Table of Contents	Alphabet Inc.

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended
		March 31,
AOCI Components	Location	2017	2018
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(25)	$(39)
	Provision for income taxes	0	0
	Net of tax	$(25)	$(39)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	$217	$(247)
Interest rate contracts	Other income (expense), net	1	1
	Benefit (provision) for income taxes	(65)	52
	Net of tax	$153	$(194)
Total amount reclassified, net of tax		$128	$(233)
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Interest income	$312	$399
Interest expense(1)	(25)	(30)
Foreign currency exchange losses, net	(2)	(24)
Loss on debt securities, net	(25)	(39)
Gain on equity securities, net	6	3,031
Loss and impairment from equity method investments, net	(49)	(7)
Other	34	212
Other income (expense), net	$251	$3,542

(1)	Interest expense is net of $7 million and $16 million of interest capitalized for the three months ended March 31, 2017 and 2018, respectively.
Note 7. Acquisitions
Agreement with HTC Corporation (HTC)
In January 2018, we completed the acquisition of a team of engineers and a non-exclusive license of intellectual property from HTC for $1.1 billion in cash. In aggregate, $10 million was cash acquired, $165 million was attributed to intangible assets, $934 million was attributed to goodwill, and $9 million was attributed to net liabilities assumed. Goodwill, which was included in Google, is not deductible for tax purposes. We expect this transaction to accelerate Google’s ongoing hardware efforts. The transaction was accounted for as a business combination.
Other Acquisitions
During the three months ended March 31, 2018, we completed other acquisitions and purchases of intangible assets for total consideration of approximately $304 million. In aggregate, $2 million was cash acquired, $159 million was attributed to intangible assets, $147 million was attributed to goodwill, and $4 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $54 million.
Pro forma results of operations for these acquisitions, including HTC, have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

Table of Contents	Alphabet Inc.

For all intangible assets acquired and purchased during the three months ended March 31, 2018, patents and developed technology have a weighted-average useful life of 3.8 years, customer relationships have a weighted-average useful life of 2.2 years, and trade names and other have a weighted-average useful life of 3.8 years.
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2017	$16,295	$452	$16,747
Acquisitions	1,081	0	1,081
Transfers	80	(80)	0
Foreign currency translation and other adjustments	36	(2)	34
Balance as of March 31, 2018	$17,492	$370	$17,862
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$5,260	$3,040	$2,220
Customer relationships	359	263	96
Trade names and other	544	168	376
Total	$6,163	$3,471	$2,692

	As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$5,315	$3,066	$2,249
Customer relationships	376	284	92
Trade names and other	643	175	468
Total	$6,334	$3,525	$2,809
Amortization expense relating to purchased intangible assets was $206 million and $195 million for the three months ended March 31, 2017 and 2018, respectively.
As of March 31, 2018, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter are as follows (in millions, unaudited):

Remainder of 2018	$608
2019	704
2020	578
2021	532
2022	218
Thereafter	169
$2,809

Table of Contents	Alphabet Inc.

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
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India (CCI), Brazil's Administrative Council for Economic Defense (CADE), and the Korean Fair Trade Commission have also opened investigations into certain of our business practices. In November 2016, we responded to the CCI Director General's report with interim findings of competition law infringements regarding search and ads. On February 8, 2018, the CCI issued its final decision, including a fine of approximately $21 million that was accrued for in the current quarter, finding no violation of competition law infringement on most of the issues it investigated, but finding violations, including in the display of the “flights unit” in search results, and a contractual provision in certain direct search intermediation agreements. We have appealed the CCI decision.
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
Furthermore, many of our agreements with our customers and partners require us to indemnify them for certain intellectual property infringement claims against them, which would increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Our customers and partners may discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely affect our business.
In 2010, Oracle America, Inc. (Oracle) brought a copyright lawsuit against Google in the Northern District of California, alleging that Google's Android operating system infringes Oracle's copyrights related to certain Java application programming interfaces. After trial, final judgment was entered by the district court in favor of Google on June 8, 2016, and the court decided post-trial motions in favor of Google. Oracle appealed and on March 27, 2018, the appeals court reversed and remanded the case for a trial on damages. We continue to review our options. We believe this lawsuit is without merit and are defending ourselves vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.

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
With respect to our outstanding legal matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
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
Note 10. Stockholders’ Equity
Share Repurchases
In October 2016, the Board of Directors of Alphabet authorized the company to repurchase up to $7.0 billion of its Class C capital stock, which was completed during the three months ended March 31, 2018. In January 2018, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $8.6 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
During the three months ended March 31, 2018, we repurchased and subsequently retired 2.0 million shares of Alphabet Class C capital stock for an aggregate amount of $2.2 billion.

Table of Contents	Alphabet Inc.

Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended March 31,
	2017			2018
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$2,331	$371	$2,724	$4,039	$635	$4,727
Denominator
Number of shares used in per share computation	297,150	47,301	347,104	298,449	46,956	349,347
Basic net income per share	$7.85	$7.85	$7.85	$13.53	$13.53	$13.53
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$2,331	$371	$2,724	$4,039	$635	$4,727
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	371	0	0	635	0	0
Reallocation of undistributed earnings	(29)	(5)	29	(57)	(9)	57
Allocation of undistributed earnings	$2,673	$366	$2,753	$4,617	$626	$4,784
Denominator
Number of shares used in basic computation	297,150	47,301	347,104	298,449	46,956	349,347
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	47,301	0	0	46,956	0	0
Restricted stock units and other contingently issuable shares	1,419	0	9,062	898	0	9,484
Number of shares used in per share computation	345,870	47,301	356,166	346,303	46,956	358,831
Diluted net income per share	$7.73	$7.73	$7.73	$13.33	$13.33	$13.33
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended March 31, 2017 and 2018, total stock-based compensation (SBC) expense was $2.1 billion and $2.5 billion, including amounts associated with awards we expect to settle in Alphabet stock of $2.0 billion and $2.5 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the three months ended March 31, 2018 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2017	20,077,346	$712.45
Granted	9,086,353	$1,084.56
Vested	(2,940,503)	$722.72
Forfeited/canceled	(367,368)	$791.33
Unvested as of March 31, 2018	25,855,828	$840.89

Table of Contents	Alphabet Inc.

As of March 31, 2018, there was $20.0 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years.
Performance Fees
We have compensation arrangements with payouts based on investment returns. We recognize compensation expense based on the estimated payouts. For the three months ended March 31, 2018, performance fees of $632 million primarily related to gains on equity securities (for further information, see Equity Investments in Note 3) were accrued and recorded as a component of general and administrative expenses.
Note 13. Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $4.7 billion and $5.0 billion as of December 31, 2017 and March 31, 2018, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3.0 billion and $3.4 billion as of December 31, 2017 and March 31, 2018, respectively.
The Tax Act enacted in December 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. The adjustments made in the first quarter of 2018 were not significant. The accounting for the tax effects of the Tax Act will be completed later in 2018.
Our effective tax rate of 10.8% is lower than the 21% U.S. statutory rate due to the following: foreign income taxed at lower rates of 6.2%, income tax effects from a release of our deferred tax asset valuation allowance primarily related to capital investments of 4.1%, U.S. general business credit of 2.3%, and other items of 0.2%, offset by additional unrecognized tax benefits of 2.6%.
In addition, we are subject to the continuous examination of our income tax returns by the IRS and other domestic and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust the provision for income taxes in the period such resolution occurs.
We have received tax assessments in multiple foreign jurisdictions asserting transfer pricing adjustments or permanent establishment. We continue to defend against any and all such claims as presented. While we believe it is more likely than not that our tax position will be sustained, it is reasonably possible that we will have future obligations related to these matters.
For information regarding non-income taxes, see Note 9.
Note 14. Information about Segments and Geographic Areas
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the other operating segments are combined and disclosed as Other Bets.
Our reported segments are:

•
Google – Google includes our main products such as Ads, Android, Chrome, Commerce, Google Cloud, Google Maps, Google Play, Hardware (including Nest), Search, and YouTube. Our technical infrastructure and some newer efforts like virtual reality are also included in Google. Google generates revenues primarily from advertising; sales of apps, in-app purchases, digital content products, and hardware; and licensing and service fees, including fees received for Google Cloud offerings.

Table of Contents	Alphabet Inc.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access, Calico, CapitalG, Chronicle, GV, Verily, Waymo, and X. Revenues from the Other Bets are derived primarily through the sales of internet and TV services through Access as well as licensing and R&D services through Verily.

Revenues, cost of revenues, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our Chief Operating Decision Maker does not evaluate operating segments using asset information.
In Q1 2018, Nest joined forces with Google’s hardware team. Consequently, the financial results of Nest have been reported in the Google segment, with Nest revenues reflected in Google other revenues. Prior period segment information has been recast to conform to the current period segment presentation. Consolidated financial results are not affected.
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Revenues:
Google	$24,618	$30,996
Other Bets	132	150
Total revenues	$24,750	$31,146

	Three Months Ended
	March 31,
	2017	2018
Operating income (loss):
Google	$7,446	$8,368
Other Bets	(703)	(571)
Reconciling items(1)	(175)	(796)
Total income from operations	$6,568	$7,001

(1)
Reconciling items are primarily related to performance fees for the three months ended March 31, 2018, as well as corporate administrative costs and other miscellaneous items that are not allocated to individual segments.

	Three Months Ended
	March 31,
	2017	2018
Capital expenditures:
Google	$2,409	$7,669
Other Bets	167	55
Reconciling items(2)	(68)	(425)
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$2,508	$7,299

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

Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Stock-based compensation:
Google	$1,882	$2,304
Other Bets	86	112
Reconciling items(3)	41	41
Total stock-based compensation(4)	$2,009	$2,457

Depreciation, amortization, and impairment:
Google	$1,416	$1,901
Other Bets	87	85
Total depreciation, amortization, and impairment as presented on the Consolidated Statements of Cash Flows	$1,503	$1,986

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)	For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2017	As of March 31, 2018
		(unaudited)
Long-lived assets:
United States	$55,113	$62,347
International	17,874	20,827
Total long-lived assets	$72,987	$83,174
For revenues by geography, see Note 2.

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Below are our key financial results for the three months ended March 31, 2018 (consolidated unless otherwise noted):

•	Revenues of $31.1 billion and revenue growth of 26% year over year, constant currency revenue growth of 23% year over year.

•	Google segment revenues of $31.0 billion with revenue growth of 26% year over year and Other Bets revenues of $150.0 million with revenue growth of 14% year over year.

•	Revenues from the United States, EMEA, APAC, and Other Americas were $14.1 billion, $10.5 billion, $4.8 billion, and $1.7 billion, respectively.

•	Cost of revenues was $13.5 billion, consisting of TAC of $6.3 billion and other cost of revenues of $7.2 billion. Our TAC as a percentage of advertising revenues was 24%.

•	Operating expenses (excluding cost of revenues) were $10.7 billion.

•	Income from operations was $7.0 billion.

•	Other income (expense), net was $3.5 billion.

•	Effective tax rate was 11%.

•	Net income was $9.4 billion with diluted net income per share of $13.33.

•	Operating cash flow was $11.6 billion.

•	Capital expenditures were $7.3 billion.

•	Number of employees was 85,050 as of March 31, 2018.
Information about Segments
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the other operating segments are combined and disclosed as Other Bets.
Our reported segments are:

•
Google – Google includes our main products such as Ads, Android, Chrome, Commerce, Google Cloud, Google Maps, Google Play, Hardware (including Nest), Search, and YouTube. Our technical infrastructure and some newer efforts like virtual reality are also included in Google. Google generates revenues primarily from advertising; sales of apps, in-app purchases, digital content products, and hardware; and licensing and service fees, including fees received for Google Cloud offerings.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes businesses such as Access, Calico, CapitalG, Chronicle, GV, Verily, Waymo, and X. Revenues from the Other Bets are derived primarily through the sales of internet and TV services through Access as well as licensing and R&D services through Verily.

In Q1 2018, Nest joined forces with Google’s hardware team. Consequently, the financial results of Nest have been reported in the Google segment, with Nest revenues reflected in Google other revenues. Prior period segment information has been recast to conform to the current period segment presentation. Consolidated financial results are not affected.
Please refer to Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Table of Contents	Alphabet Inc.

Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Google segment
Google properties revenues	$17,403	$21,998
Google Network Members' properties revenues	4,008	4,644
Google advertising revenues	21,411	26,642
Google other revenues	3,207	4,354
Google segment revenues	24,618	30,996

Other Bets
Other Bets revenues	132	150

Revenues	$24,750	$31,146
Google segment
The following table presents our Google segment revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Google segment revenues	$24,618	$30,996
Google segment revenues as a percentage of total revenues	99.5%	99.5%
Use of Monetization Metrics
When assessing our advertising revenues performance, historically we presented the percentage change in the number of paid clicks and cost-per-click for both our Google properties and our Google Network Members’ properties (Network) revenues. As our impression-based revenues have become a more significant driver of Network revenues growth, the percentage change in paid clicks and cost-per-click cover less of our total Network revenues. As a result, in Q1 2018, we transitioned our Network revenue metrics from the percentage change in paid clicks and cost-per-click to the percentage change in impressions and cost-per-impression. Click-based revenues generated by our Network business are included in impression-based metrics, so that these metrics cover nearly all of our Network business. The monetization metrics for Google properties revenues remain unchanged.
Paid clicks for our Google properties represent engagement by users and include clicks on advertisements by end-users related to searches on Google.com, clicks related to advertisements on other owned and operated properties including Gmail, Google Maps, and Google Play; and viewed YouTube engagement ads. Impressions for our Google Network Members' properties include impressions displayed to users served on Google Network Members' properties participating primarily in AdMob, AdSense for Content, AdSense for Search, and DoubleClick AdExchange.
Cost-per-click is defined as click-driven revenues divided by our total number of paid clicks and represents the average amount we charge advertisers for each engagement by users.
Cost-per-impression is defined as impression-based and click-based revenues divided by our total number of impressions and represents the average amount we charge advertisers for each impression displayed to users.
As our business evolves, we periodically review, refine and update our methodologies for monitoring, gathering, and counting the number of paid clicks on our Google properties and the number of impressions on Google Network Members’ properties and for identifying the revenues generated by click activity on our Google properties and the revenues generated by impression activity on Google Network Members’ properties.

Table of Contents	Alphabet Inc.

Our advertising revenue growth, as well as the change in paid clicks and cost-per-click on Google properties and the change in impressions and cost-per-impression on Google Network Members' properties and the correlation between these items, have fluctuated and may continue to fluctuate because of various factors, including:

•	advertiser competition for keywords;

•	changes in advertising quality or formats;

•	changes in device mix;

•	changes in foreign currency exchange rates;

•	fees advertisers are willing to pay based on how they manage their advertising costs;

•	general economic conditions;

•	growth rates of revenues within Google properties;

•	seasonality; and

•	traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels.
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
Google properties
The following table presents our Google properties revenues (in millions, unaudited), and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended
	March 31,
	2017	2018
Google properties revenues	$17,403	$21,998
Google properties revenues as a percentage of Google segment revenues	70.7%	71.0%
Paid clicks change		59%
Cost-per-click change		(19)%
Google properties revenues consist primarily of advertising revenues that are generated on:

•	Google search properties which includes revenues from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.; and

•	Other Google owned and operated properties like Gmail, Google Maps, Google Play, and YouTube.
Our Google properties revenues increased $4,595 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. The growth was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in desktop search due to improvements in ad formats and delivery, as well as growth in YouTube driven primarily by video advertising. Additionally, the growth was favorably affected by the general weakening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs on Google properties increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 due to growth in YouTube engagement ads, increases in mobile search queries, improvements we have made in ad formats and delivery, and continued global expansion of our products, advertisers and user base. The positive effect on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was primarily driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other advertising platforms. Cost-per-click was also affected by changes in device mix, geographic mix, ongoing product changes, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.

Table of Contents	Alphabet Inc.

Google Network Members' properties
The following table presents our Google Network Members' properties revenues (in millions, unaudited) and changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended
	March 31,
	2017	2018
Google Network Members' properties revenues	$4,008	$4,644
Google Network Members' properties revenues as a percentage of Google segment revenues	16.3%	15.0%
Impressions change		0%
Cost-per-impression change		18%
Google Network Members' properties revenues consist primarily of advertising revenues generated from advertisements served on Google Network Members' properties participating in:

•	AdMob;

•	AdSense (such as AdSense for Content, AdSense for Search, etc.); and

•	DoubleClick AdExchange.
Our Google Network Members' properties revenues increased $636 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. The growth was primarily driven by strength in both programmatic advertising buying and AdMob as well as the general weakening of the U.S. dollar compared to certain foreign currencies. These increases were offset by a decline in our traditional AdSense businesses.
The impressions from the three months ended March 31, 2017 to the three months ended March 31, 2018 were relatively unchanged, with growth in both AdMob and programmatic advertising buying offset by a decrease from our traditional AdSense for Content business due to changes in product mix resulting from ongoing product changes. The changes in cost-per-impression were primarily due to ongoing product and policy changes and improvements we have made in ad formats and delivery and were also affected by changes in device mix, geographic mix, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Google other revenues	$3,207	$4,354
Google other revenues as a percentage of Google segment revenues	13.0%	14.0%
Google other revenues consist primarily of revenues from:
•Apps, in-app purchases, and digital content in the Google Play store;

•	Google Cloud offerings; and

•	Hardware.
Our Google other revenues increased $1,147 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. The growth was primarily driven by revenues from Google Cloud offerings, hardware sales, and revenues from Google Play, largely relating to in-app purchases (revenues which we recognize net of payout to developers).

Table of Contents	Alphabet Inc.

Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Other Bets revenues	$132	$150
Other Bets revenues as a percentage of total revenues	0.5%	0.5%
Other Bets revenues consist primarily of revenues and sales from internet and TV services as well as licensing and R&D services.
Our Other Bets revenues increased $18 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. The growth was primarily driven by revenues from sales of Access internet and TV services.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the billing addresses of our customers (unaudited):

	Three Months Ended
	March 31,
	2017	2018
United States	48%	45%
EMEA	33%	34%
APAC	14%	15%
Other Americas	5%	6%
For the amounts of revenues by geography, see Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Use of Constant Currency Revenues and Constant Currency Revenue Growth
The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. Our international revenues are favorably affected as the U.S. dollar weakens relative to other foreign currencies, and unfavorably affected as the U.S. dollar strengthens relative to other foreign currencies. Our international revenues are also favorably affected by net hedging gains and unfavorably affected by net hedging losses.
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
Constant currency information compares results between periods as if exchange rates had remained constant period over period. We define constant currency revenues as total revenues excluding the effect of foreign exchange rate movements and hedging activities, and use it to determine the constant currency revenue growth on a year-on-year basis. Constant currency revenues are calculated by translating current period revenues using prior period exchange rates, as well as excluding any hedging effects realized in the current period.
Constant currency revenue growth (expressed as a percentage) is calculated by determining the increase in current period revenues over prior period revenues where current period foreign currency revenues are translated using prior period exchange rates and hedging effects are excluded from revenues of both periods.
These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.

Table of Contents	Alphabet Inc.

The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
EMEA revenues	$8,091	$10,474
Exclude foreign exchange effect on current period revenues using prior year rates	444	(1,094)
Exclude hedging effect recognized in current period	(158)	217
EMEA constant currency revenues	$8,377	$9,597
Prior period EMEA revenues, excluding hedging effect	$7,011	$7,933
EMEA revenue growth	13%	29%
EMEA constant currency revenue growth	19%	21%

APAC revenues	$3,619	$4,804
Exclude foreign exchange effect on current period revenues using prior year rates	(63)	(198)
Exclude hedging effect recognized in current period	(59)	15
APAC constant currency revenues	$3,497	$4,621
Prior period APAC revenues, excluding hedging effect	$2,772	$3,560
APAC revenue growth	29%	33%
APAC constant currency revenue growth	26%	30%

Other Americas revenues	$1,271	$1,724
Exclude foreign exchange effect on current period revenues using prior year rates	(77)	(19)
Exclude hedging effect recognized in current period	0	7
Other Americas constant currency revenues	$1,194	$1,712
Prior period Other Americas revenues, excluding hedging effect	$924	$1,271
Other Americas revenue growth	34%	36%
Other Americas constant currency revenue growth	29%	35%

United States revenues	$11,769	$14,144
United States revenue growth	25%	20%

Total revenues	$24,750	$31,146
Total constant currency revenues	$24,837	$30,074
Total revenue growth	22%	26%
Total constant currency revenue growth	24%	23%
Our EMEA revenues for the three months ended March 31, 2018 were favorably affected by foreign currency exchange rates, slightly offset by hedging losses. The foreign exchange effect was due to the U.S. dollar weakening relative to certain currencies, including the Euro and British pound.
Our revenues from APAC for the three months ended March 31, 2018 were favorably affected by foreign currency exchange rates, slightly offset by hedging losses. The foreign exchange effect was due to the U.S. dollar weakening relative to certain currencies including the Japanese yen, Australian dollar, South Korean won, and Indian rupee.
Our revenues from Other Americas for the three months ended March 31, 2018 were favorably affected by foreign currency exchange rates, slightly offset by hedging losses. The foreign exchange effect was due to the U.S. dollar weakening relative to the Canadian dollar and Mexican peso, partially offset by the effect of the U.S. dollar strengthening relative to the Argentine peso.

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
The cost of revenues related to revenues generated from ads placed on Google Network Members' properties are significantly higher than the cost of revenues related to revenues generated from ads placed on Google properties because most of the advertiser revenues from ads served on Google Network Members’ properties are paid as TAC to our Google Network Members.
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

•	Credit card and other transaction fees related to processing customer transactions;

•	Expenses associated with our data centers and other operations (including bandwidth, compensation expenses (including SBC), depreciation, energy, and other equipment costs); and

•	Inventory related costs for hardware we sell.
The following tables present our cost of revenues, including TAC (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
TAC	$4,629	$6,288
Other cost of revenues	5,166	7,179
Total cost of revenues	$9,795	$13,467
Total cost of revenues as a percentage of revenues	39.6%	43.2%

	Three Months Ended
	March 31,
	2017	2018
TAC to distribution partners	$1,805	$2,902
TAC to distribution partners as a percentage of Google properties revenues(1) (Google properties TAC rate)	10.4%	13.2%

TAC to Google Network Members	$2,824	$3,386
TAC to Google Network Members as a percentage of Google Network Members' properties revenues(1) (Network Members TAC rate)	70.5%	72.9%

TAC	$4,629	$6,288
TAC as a percentage of advertising revenues(1) (Aggregate TAC rate)	21.6%	23.6%

(1)	Revenues include hedging gains (losses) which affect TAC rates.
Cost of revenues increased $3,672 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase was due to an increase in TAC of $1,659 million. The increase in TAC to distribution partners was a result of an increase in Google properties revenues and the associated TAC rate. The increase in TAC to Google Network Members was a result of an increase in Google Network Members' properties revenues and the associated TAC rate.
The increase in the Google properties TAC rate was driven by changes in partner agreements and the ongoing shift to mobile, which carries higher TAC because more mobile searches are channeled through paid access points. The increase in the Network Members TAC rate was driven by the ongoing shift in advertising buying from our traditional

Table of Contents	Alphabet Inc.

network business to programmatic advertising buying which carries higher TAC. The increase in the aggregate TAC rate was partially offset by a favorable revenue mix shift from Google Network Members' properties to Google properties.
Other cost of revenues increased $2,013 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase was due to various factors, including an increase in data center and other operations costs, which include depreciation, compensation expenses (including SBC), energy, bandwidth, and other equipment costs as a result of business growth and increased allocations primarily from general and administrative expenses; content acquisition costs as a result of increased activities related to YouTube; and hardware related costs.
We expect cost of revenues to increase in dollar amount and as a percentage of total revenues in future periods based on a number of factors, including the following:

•	Google Network Members TAC rates, which are affected by the ongoing shift in advertising buying from our traditional network business to programmatic advertising buying which carries higher TAC;

•
Google properties TAC rates, which are affected by changes in device mix between mobile, desktop, and tablet, partner mix, partner agreement terms such as revenue share arrangements, and the percentage of queries channeled through paid access points;

•	Growth rates of expenses associated with our data centers and other operations, content acquisition costs, as well as our hardware inventory and related costs;

•	Increased proportion of non-advertising revenues, whose costs of revenues are generally higher in relation to our advertising revenues; and

•	Relative revenue growth rates of Google properties and our Google Network Members' properties.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Research and development expenses	$3,942	$5,039
Research and development expenses as a percentage of revenues	15.9%	16.2%
R&D expenses consist primarily of:

•	Compensation expenses (including SBC) and facilities-related costs for employees responsible for R&D of our existing and new products and services; and

•	Depreciation and equipment-related expenses.
R&D expenses increased $1,097 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $751 million, largely resulting from a 17% increase in headcount. In addition, there was an increase in depreciation and equipment-related expenses of $287 million.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Sales and marketing expenses	$2,644	$3,604
Sales and marketing expenses as a percentage of revenues	10.7%	11.6%

Table of Contents	Alphabet Inc.

Sales and marketing expenses consist primarily of:

•	Advertising and promotional expenditures related to our products and services; and

•	Compensation expenses (including SBC) and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $960 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase was primarily due to an increase in advertising and promotional expenses of $429 million, largely resulting from increases in marketing and promotion-related expenses for our Cloud offerings and hardware products. In addition, there was an increase in compensation expenses (including SBC) and facilities-related costs of $333 million, largely resulting from a 6% increase in headcount, and an increase in professional services fees of $115 million primarily due to additional expenses incurred for outsourced services.
We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
General and administrative expenses	$1,801	$2,035
General and administrative expenses as a percentage of revenues	7.3%	6.5%
General and administrative expenses consist primarily of:

•	Amortization of certain intangible assets;

•	Compensation expenses (including SBC) and facilities-related costs for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses; and

•	Professional services fees primarily related to audit, information technology consulting, outside legal, and outsourcing services.
General and administrative expenses increased $234 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $615 million, largely resulting from accrued performance fees primarily related to gains on equity securities. The increase was offset by reduced allocations (with a corresponding net increase primarily in cost of revenues) and total legal settlement gain of $195 million.
We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Other income (expense), net	$251	$3,542
Other income (expense), net, as a percentage of revenues	1.1%	11.4%
Other income (expense), net, increased $3,291 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. This increase was primarily driven by $2,644 million of unrealized gains related to observable price changes on equity securities as a result of the adoption of ASU 2016-01.
We expect other income (expense), net, will fluctuate in dollar amount and percentage of revenues in future periods as it is largely driven by market dynamics.

Table of Contents	Alphabet Inc.

Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate; unaudited):

	Three Months Ended
	March 31,
	2017	2018
Provision for income taxes	$1,393	$1,142
Effective tax rate	20.4%	10.8%
Our provision for income taxes and our effective tax rate decreased from the three months ended March 31, 2017 to the three months ended March 31, 2018. The decrease is primarily due to a release of our deferred tax asset valuation allowance related to gains on equity securities; and the Tax Act that became effective in 2018.
Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Capital Resources and Liquidity
As of March 31, 2018, we had $102.9 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, highly liquid debt instruments of government bonds, corporate debt securities, mortgage-backed and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.
On December 22, 2017, the Tax Act was enacted and we recorded a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings of $10.2 billion, of which $890 million and $9.3 billion were presented within “income tax payable, current” and “income tax payable, non-current,” respectively, on our Consolidated Balance Sheets as of March 31, 2018. As permitted by the Tax Act, we intend to pay the one-time transition tax in eight annual interest-free installments beginning in 2018.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2018, we had $1.3 billion of commercial paper outstanding. We have a $4.0 billion revolving credit facility expiring in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2018, no amounts were outstanding under the credit facility. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of March 31, 2018, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $3.9 billion.
In October 2016, the Board of Directors of Alphabet authorized the company to repurchase up to $7.0 billion of its Class C capital stock, which was completed during the three months ended March 31, 2018. In January 2018, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $8.6 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. During the three months ended March 31, 2018, we repurchased and subsequently retired 2.0 million shares of Alphabet Class C capital stock for an aggregate amount of $2.2 billion.
For the three months ended March 31, 2017 and 2018, our cash flows were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2017	2018
Net cash provided by operating activities	$9,548	$11,642
Net cash used in investing activities	$(2,851)	$(7,846)
Net cash used in financing activities	$(1,674)	$(2,018)

Table of Contents	Alphabet Inc.

Cash Provided by Operating Activities
Our largest source of cash provided by our operations are advertising revenues generated by Google properties and Google Network Members' properties. Additionally, we generate cash through sales of apps, in-app purchases, digital content products, and hardware; and licensing and service fees, including fees received for Google Cloud offerings.
Our primary uses of cash from our operating activities include payments to our Google Network Members and distribution partners, and payments for content acquisition costs. In addition, uses of cash from operating activities include compensation and related costs, hardware inventory costs, other general corporate expenditures, and income taxes.
Net cash provided by operating activities increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily due to increases in cash received from advertising revenues and Google other revenues (net of payouts to app developers) offset by increases in cash paid for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment, purchases, maturities, and sales of marketable and non-marketable securities, and payments for acquisitions.
Net cash used in investing activities increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily due to increases in purchases of property and equipment, including the purchase of the Chelsea Market building, and increases in payments for acquisitions. These increases were offset by decreases in purchase of marketable securities and decreases in maturities and sales of marketable securities.
Cash Used in Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments from stock-based award activities, repurchases of capital stock, and net proceeds or payments from issuance or repayments of debt.
Net cash used in financing activities increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily due to increases in repurchase of capital stock and increases in net payments related to stock-based award activities, offset by increases in net proceeds from the issuance of debt.
Contractual Obligations
We had short-term and long-term taxes payable of $10.2 billion as of March 31, 2018 related to a one-time transition tax payable incurred as a result of the Tax Act. For further information on the Tax Act, see Note 13. In addition, we had long-term taxes payable of $3.5 billion as of March 31, 2018 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.
Impairment of Securities
We periodically review our debt securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. We also consider whether (1) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and (2) the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and record the corresponding charge as other income (expense), net.

Table of Contents	Alphabet Inc.

Our equity securities not accounted for under the equity method are carried at fair value or under the measurement alternative with changes recognized in net income upon the adoption of ASU 2016-01 on January 1, 2018. Under the measurement alternative, the carrying value of our non-marketable equity securities is determined primarily based on a market approach as of the transaction date. We review impairment of those equity securities at each reporting period end when there are qualitative indicators that may reduce the carrying value. Once the qualitative indicators are identified and the fair value of the securities are less than carrying value, we will write down the asset to its fair value and record the corresponding charge as other income (expense), net.
See Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see Part I, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We are exposed to financial market risks, including changes in currency exchange rates and interest rates. Our exposure to market risk has not changed materially since December 31, 2017. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, see Note 9 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - 31	0	$0.00	0	$10,763
February 1 - 28	1,071	$1,081.83	1,071	$9,605
March 1 - 31	911	$1,113.76	911	$8,590
Total	1,982	$1,096.51	1,982

(1)
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7.0 billion of its Class C capital stock, which was completed during the three months ended March 31, 2018. In January 2018, the board of directors authorized the company to repurchase up to an additional $8.6 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. See Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2)	Average price paid per share includes costs associated with the repurchases.

ITEM 5.	OTHER INFORMATION
On April 23, 2018, Alphabet Inc. announced the appointment of Amie Thuener O’Toole as its Chief Accounting Officer, effective April 18, 2018.
Amie Thuener O’Toole, age 43, has worked for Alphabet since January 2013, most recently as Vice President, Accounting. She joined Alphabet from PricewaterhouseCoopers LLP (PwC), where she was a Managing Director in PwC’s Transaction Services practice. During her 16 year tenure at PwC, Amie was a Practice Fellow at the Financial Accounting Standards Board from 2004 to 2006. There are no material changes to Amie’s compensation in connection with her appointment.
James G. Campbell, Vice President, will continue to serve as Corporate Controller of Alphabet.

Table of Contents	Alphabet Inc.

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
April 23, 2018	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
April 23, 2018	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer