Form 10-Q
period 2018-06-30
Alphabet Inc.
filed 2018-07-24
CIK 1652044

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 18, 2018, there were 298,914,199 shares of Alphabet’s Class A common stock outstanding, 46,880,076 shares of Alphabet's Class B common stock outstanding, and 349,883,498 shares of Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2018

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

Table of Contents	Alphabet Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2017	As of June 30, 2018
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,715	$14,148
Marketable securities	91,156	88,106
Total cash, cash equivalents, and marketable securities	101,871	102,254
Accounts receivable, net of allowance of $674 and $630	18,336	17,043
Income taxes receivable, net	369	201
Inventory	749	698
Other current assets	2,983	3,961
Total current assets	124,308	124,157
Non-marketable investments	7,813	11,487
Deferred income taxes	680	685
Property and equipment, net	42,383	51,672
Intangible assets, net	2,692	2,662
Goodwill	16,747	17,895
Other non-current assets	2,672	3,052
Total assets	$197,295	$211,610
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,137	$3,369
Accrued compensation and benefits	4,581	4,642
Accrued expenses and other current liabilities	10,177	15,261
Accrued revenue share	3,975	3,728
Deferred revenue	1,432	1,714
Income taxes payable, net	881	1,189
Total current liabilities	24,183	29,903
Long-term debt	3,969	3,981
Deferred revenue, non-current	340	358
Income taxes payable, non-current	12,812	11,652
Deferred income taxes	430	479
Other long-term liabilities	3,059	3,237
Total liabilities	44,793	49,610
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 694,783 (Class A 298,470, Class B 46,972, Class C 349,341) and 695,946 (Class A 298,895, Class B 46,891, Class C 350,160) shares issued and outstanding	40,247	42,243
Accumulated other comprehensive loss	(992)	(1,525)
Retained earnings	113,247	121,282
Total stockholders’ equity	152,502	162,000
Total liabilities and stockholders’ equity	$197,295	$211,610
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Revenues	$26,010	$32,657	$50,760	$63,803
Costs and expenses:
Cost of revenues	10,373	13,883	20,168	27,350
Research and development	4,172	5,114	8,114	10,153
Sales and marketing	2,897	3,780	5,541	7,384
General and administrative	1,700	2,002	3,501	4,037
European Commission fines	2,736	5,071	2,736	5,071
Total costs and expenses	21,878	29,850	40,060	53,995
Income from operations	4,132	2,807	10,700	9,808
Other income (expense), net	245	1,408	496	4,950
Income before income taxes	4,377	4,215	11,196	14,758
Provision for income taxes	853	1,020	2,246	2,162
Net income	$3,524	$3,195	$8,950	$12,596

Basic net income per share of Class A and B common stock and Class C capital stock	$5.09	$4.60	$12.94	$18.13
Diluted net income per share of Class A and B common stock and Class C capital stock	$5.01	$4.54	$12.74	$17.89
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Net income	$3,524	$3,195	$8,950	$12,596
Other comprehensive income (loss):
Change in foreign currency translation adjustment	565	(1,142)	1,016	(485)
Available-for-sale investments:
Change in net unrealized gains (losses)	86	(148)	225	(356)
Less: reclassification adjustment for net (gains) losses included in net income	26	(6)	51	33
Net change (net of tax effect of $0, $60, $0, and $60)	112	(154)	276	(323)
Cash flow hedges:
Change in net unrealized gains (losses)	(230)	363	(459)	101
Less: reclassification adjustment for net (gains) losses included in net income	(6)	78	(159)	272
Net change (net of tax effect of $143, $109, $292, and $97)	(236)	441	(618)	373
Other comprehensive income (loss)	441	(855)	674	(435)
Comprehensive income	$3,965	$2,340	$9,624	$12,161
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30,
	2017	2018
Operating activities
Net income	$8,950	$12,596
Adjustments:
Depreciation and impairment of property and equipment	2,711	3,653
Amortization and impairment of intangible assets	417	447
Stock-based compensation expense	4,012	4,870
Deferred income taxes	538	(157)
(Gain) loss on debt and equity securities, net	22	(4,060)
Other	96	(120)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	431	1,388
Income taxes, net	(1,779)	(656)
Other assets	(454)	(756)
Accounts payable	119	(23)
Accrued expenses and other liabilities	1,687	4,600
Accrued revenue share	6	(303)
Deferred revenue	195	295
Net cash provided by operating activities	16,951	21,774
Investing activities
Purchases of property and equipment	(5,339)	(12,776)
Proceeds from disposals of property and equipment	54	49
Purchases of marketable securities	(39,676)	(23,041)
Maturities and sales of marketable securities	34,238	25,523
Purchases of non-marketable investments	(694)	(732)
Maturities and sales of non-marketable investments	118	1,191
Acquisitions, net of cash acquired, and purchases of intangible assets	(143)	(1,434)
Proceeds from collection of notes receivable	1,419	0
Net cash used in investing activities	(10,023)	(11,220)
Financing activities
Net payments related to stock-based award activities	(2,093)	(2,699)
Repurchases of capital stock	(2,745)	(4,225)
Proceeds from issuance of debt, net of costs	0	6,236
Repayments of debt	(56)	(6,267)
Proceeds from sale of subsidiary shares	480	0
Net cash used in financing activities	(4,414)	(6,955)
Effect of exchange rate changes on cash and cash equivalents	279	(166)
Net increase in cash and cash equivalents	2,793	3,433
Cash and cash equivalents at beginning of period	12,918	10,715
Cash and cash equivalents at end of period	$15,711	$14,148
See accompanying notes.

Table of Contents	Alphabet Inc.

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
Unaudited Interim Financial Information
The Consolidated Balance Sheets as of June 30, 2018, the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2018, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2018, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2018 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2018, our results of operations for the three and six months ended June 30, 2017 and 2018, and our cash flows for the six months ended June 30, 2017 and 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. We are currently in the process of evaluating the effect of the adoption of ASU 2016-13 on our consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Google properties	$18,425	$23,262	$35,828	$45,260
Google Network Members' properties	4,247	4,825	8,255	9,469
Google advertising revenues	22,672	28,087	44,083	54,729
Google other revenues	3,241	4,425	6,448	8,779
Other Bets revenues	97	145	229	295
Total revenues(1)	$26,010	$32,657	$50,760	$63,803

(1)
Revenues include hedging gains (losses) of $3 million and $(103) million for the three months ended June 30, 2017 and 2018, respectively, and $220 million and $(342) million for the six months ended June 30, 2017 and 2018, respectively, which do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
United States	$12,322	$14,933	$24,091	$29,077
EMEA(1)	8,545	10,785	16,636	21,259
APAC(1)	3,730	5,090	7,349	9,894
Other Americas(1)	1,413	1,849	2,684	3,573
Total revenues(2)	$26,010	$32,657	$50,760	$63,803

(1)	Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America (Other Americas).

(2)	Revenues include hedging gains (losses) for the three and six months ended June 30, 2017 and 2018.
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

Table of Contents	Alphabet Inc.

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
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.0 billion of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.
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
We classify our non-marketable debt securities within Level 3 in the fair value hierarchy because they are primarily preferred stock and convertible notes issued by private companies without quoted market prices. To estimate the fair value of our non-marketable debt securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows; and illiquidity considerations. Financial information of private companies may not be available and consequently we will estimate the fair value based on the best available information at the measurement date.

Table of Contents	Alphabet Inc.

The following tables summarize our debt securities by significant investment categories as of December 31, 2017 and June 30, 2018 (in millions):

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Non-Marketable Securities
Level 2:
Time deposits(1)	$359	$0	$0	$359	$357	$2	$0
Government bonds(2)	51,548	10	(406)	51,152	1,241	49,911	0
Corporate debt securities	24,269	21	(135)	24,155	126	24,029	0
Mortgage-backed and asset-backed securities	16,789	13	(180)	16,622	0	16,622	0
	92,965	44	(721)	92,288	1,724	90,564	0
Level 3:
Non-marketable debt securities	1,083	811	0	1,894	0	0	1,894

Total	$94,048	$855	$(721)	$94,182	$1,724	$90,564	$1,894

	As of June 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Non-Marketable Securities
	(unaudited)
Level 2:
Time deposits(1)	$252	$0	$0	$252	$251	$1	$0
Government bonds(2)	48,567	11	(575)	48,003	783	47,220	0
Corporate debt securities	24,490	10	(383)	24,117	21	24,096	0
Mortgage-backed and asset-backed securities	15,746	3	(398)	15,351	12	15,339	0
	89,055	24	(1,356)	87,723	1,067	86,656	0
Level 3:
Non-marketable debt securities	1,026	1,184	0	2,210	0	0	2,210

Total	$90,081	$1,208	$(1,356)	$89,933	$1,067	$86,656	$2,210

(1)	The majority of our time deposits are foreign deposits.

(2)	Government bonds are comprised primarily of U.S. government notes, and also includes U.S. government agencies, foreign government bonds, and municipal securities.
We determine realized gains or losses on the sale of debt securities on a specific identification method. We recognized gross realized gains of $17 million and $37 million for the three months ended June 30, 2017 and 2018, respectively, and $162 million and $39 million for the six months ended June 30, 2017 and 2018, respectively. We recognized gross realized losses of $43 million and $31 million for the three months ended June 30, 2017 and 2018, respectively, and $213 million and $72 million for the six months ended June 30, 2017 and 2018, respectively. We reflect these gains and losses as a component of other income (expense), net, in the Consolidated Statements of Income.

Table of Contents	Alphabet Inc.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of June 30, 2018
Due in 1 year	$15,357
Due in 1 year through 5 years	57,525
Due in 5 years through 10 years	2,429
Due after 10 years	11,345
Total	$86,656
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2017 and June 30, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds(1)	$28,836	$(211)	$17,660	$(195)	$46,496	$(406)
Corporate debt securities	18,300	(114)	1,710	(21)	20,010	(135)
Mortgage-backed and asset-backed securities	11,061	(105)	3,449	(75)	14,510	(180)
Total	$58,197	$(430)	$22,819	$(291)	$81,016	$(721)

	As of June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Government bonds(1)	$32,284	$(414)	$8,144	$(161)	$40,428	$(575)
Corporate debt securities	19,955	(357)	1,153	(26)	21,108	(383)
Mortgage-backed and asset-backed securities	11,139	(282)	2,742	(116)	13,881	(398)
Total	$63,378	$(1,053)	$12,039	$(303)	$75,417	$(1,356)

(1)	Government bonds are comprised primarily of U.S. government notes, and also includes U.S. government agencies, foreign government bonds and municipal securities.
During the three and six months ended June 30, 2017 and 2018, we did not recognize any significant other-than-temporary impairment losses. Losses on impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.

Table of Contents	Alphabet Inc.

The following table presents a reconciliation for our non-marketable debt securities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions, unaudited):

	Six Months Ended
	June 30,
	2017	2018
Beginning balance	$1,165	$1,894
Total net gains (losses)
Included in earnings	(5)	10
Included in other comprehensive income	126	395
Purchases	70	12
Sales	(1)	(41)
Settlements	(3)	(60)
Ending balance	$1,352	$2,210
Equity Investments
The following discusses our marketable equity securities, non-marketable equity securities, realized and unrealized gains and losses on marketable and non-marketable equity securities, as well as our equity method investments.
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
On January 1, 2018, we adopted ASU 2016-01. Our marketable equity securities are measured at fair value. Starting January 1, 2018, unrealized gains and losses are recognized in other income (expense), net. Upon adoption, we reclassified $98 million net unrealized gains related to marketable equity securities from accumulated other comprehensive income to opening retained earnings.
The following table summarizes marketable equity securities measured at fair value by significant investment categories as of December 31, 2017 and June 30, 2018 (in millions):

	As of December 31, 2017
	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$1,833	$0
Marketable equity securities	0	340
	1,833	340
Level 2:
Mutual funds(1)	0	252
Total	$1,833	$592

(1)	The fair value option was elected for mutual funds with gains (losses) recognized in other income (expense), net.

Table of Contents	Alphabet Inc.

	As of June 30, 2018
	(unaudited)
	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$3,698	$0
Marketable equity securities	0	1,211
	3,698	1,211
Level 2:
Mutual funds	0	239
Total	$3,698	$1,450
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
On January 1, 2018, we adopted ASU 2016-01 which changed the way we account for non-marketable securities. The carrying value of our non-marketable equity securities is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Because we adopted ASU 2016-01 prospectively, we recognize unrealized gains that occurred in prior periods in the first period after January 1, 2018 when there is an observable transaction for our securities. Non-marketable equity securities remeasured during the six months ended June 30, 2018 are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities held as of June 30, 2018 (in millions, unaudited):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Upward adjustments	$572	$3,080
Downward adjustments (including impairment)	(81)	(104)
Total unrealized gain (loss) for non-marketable equity securities	$491	$2,976
The following table summarizes the total carrying value of our non-marketable equity securities held as of June 30, 2018 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions, unaudited):

Initial cost basis	$4,952
Upward adjustments	3,080
Downward adjustments (including impairment)	(104)
Total carrying value at the end of the period	$7,928
During the three months ended June 30, 2018, included in the $7.9 billion of non-marketable equity securities, $1.6 billion were measured at fair value based on observable market transactions, resulting in a net unrealized gain of $491 million.

Table of Contents	Alphabet Inc.

Gains and losses on marketable and non-marketable equity securities
Realized and unrealized gains and losses for our marketable and non-marketable equity securities for the three and six months ended June 30, 2018 are summarized below (in millions, unaudited):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Realized gain (loss) for equity securities sold during the period	$515	$900
Unrealized gain (loss) on equity securities held as of the end of the period(1)	547	3,193
Total gain (loss) recognized in other income (expense), net	$1,062	$4,093

(1)	Includes $491 million and $2,976 million related to non-marketable equity securities for the three and six months ended June 30, 2018, respectively.
Investments accounted for under the Equity Method
As of December 31, 2017 and June 30, 2018, investments accounted for under the equity method had a carrying value of approximately $1.4 billion and $1.3 billion, respectively. Our share of gains and losses in equity method investments including impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2017 and June 30, 2018, we received cash collateral related to the derivative instruments under our collateral security arrangements of $15 million and $443 million, respectively, which was included in other current assets.
Cash Flow Hedges
We use foreign currency forwards and option contracts, including collars (an option strategy comprised of a combination of purchased and written options), designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $11.7 billion and $11.8 billion as of December 31, 2017 and June 30, 2018, respectively. These contracts have maturities of 24 months or less.
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

Table of Contents	Alphabet Inc.

As of June 30, 2018, the net gain or loss of our foreign currency cash flow hedges before tax effect was a net accumulated gain of $248 million, of which a net gain of $248 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. The notional principal of these contracts was $2.9 billion and $1.5 billion as of December 31, 2017 and June 30, 2018, respectively.
Gains and losses on these forward contracts are recognized in other income (expense), net, along with the offsetting gains and losses of the related hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of the outstanding foreign exchange contracts was $15.2 billion and $16.0 billion as of December 31, 2017 and June 30, 2018, respectively.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$51	$29	$80
Total		$51	$29	$80
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$230	$122	$352
Total		$230	$122	$352

Table of Contents	Alphabet Inc.

		As of June 30, 2018
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$310	$111	$421
Total		$310	$111	$421
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$2	$221	$223
Total		$2	$221	$223
The gains (losses) on derivatives in cash flow hedging relationships recognized in other comprehensive income (OCI) is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in Cash Flow Hedging Relationship	2017	2018	2017	2018
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(374)	$443	$(687)	$124
Amount excluded from the assessment of effectiveness	0	8	0	1
Total	$(374)	$451	$(687)	$125

The effect of derivative instruments on income is summarized below (in millions, unaudited):

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Three Months Ended
	June 30,
	2017		2018
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$26,010	$245	$32,657	$1,408

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$3	$0	$(101)	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	0	0	(2)	0
Amount excluded from the assessment of effectiveness	0	20	0	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	85	0	(158)
Derivatives designated as hedging instruments	0	(85)	0	158
Amount excluded from the assessment of effectiveness	0	5	0	10
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts
Derivatives not designated as hedging instruments	0	(22)	0	200
Total gains (losses)	$3	$3	$(103)	$210

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Six Months Ended
	June 30,
	2017		2018
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$50,760	$496	$63,803	$4,950

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$220	$0	$(348)	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	0	0	6	0
Amount excluded from the assessment of effectiveness	0	46	0	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	136	0	(45)
Derivatives designated as hedging instruments	0	(136)	0	45
Amount excluded from the assessment of effectiveness	0	9	0	21
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts
Derivatives not designated as hedging instruments	0	(224)	0	100
Total gains (losses)	$220	$(169)	$(342)	$121

Table of Contents	Alphabet Inc.

Offsetting of Derivatives
We present our forwards and purchased options at gross fair values in the Consolidated Balance Sheets. For foreign currency collars, we present at net fair values where both purchased and written options are with the same counterparty. Our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2017 and June 30, 2018, information related to these offsetting arrangements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$102	$(22)	$80	$(64)	(1)	$(4)	$(2)	$10

	As of June 30, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$451	$(30)	$421	$(95)	(1)	$(300)	$0	$26

(1)
The balances as of December 31, 2017 and June 30, 2018 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

Offsetting of Liabilities

	As of December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$374	$(22)	$352	$(64)	(2)	$0	$0	$288

	As of June 30, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$253	$(30)	$223	$(95)	(2)	$0	$0	$128

(2)
The balances as of December 31, 2017 and June 30, 2018 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 4. Variable Interest Entities (VIEs)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. We are the primary beneficiary because we have the power to direct activities that most significantly affect their economic performance and have the obligation to absorb the majority of their losses or benefits. The results of operations and financial position of these VIEs are included in our consolidated financial statements.

Table of Contents	Alphabet Inc.

For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2017 and June 30, 2018, assets that can only be used to settle obligations of these VIEs were $1.7 billion and $1.5 billion, respectively, and the liabilities for which creditors do not have recourse to us were $997 million and $949 million, respectively.
Calico
Calico is a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan.
In September 2014, AbbVie Inc. (AbbVie) and Calico entered into a research and development collaboration agreement intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. In the second quarter of 2018, AbbVie and Calico amended the collaboration agreement resulting in an increase in total commitments. As of June 30, 2018, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement and is committed to an additional $500 million which will be paid by the fourth quarter of 2019. As of June 30, 2018, Calico has contributed $250 million and has committed up to an additional $1.0 billion.
Calico has used its scientific expertise to establish a world-class research and development facility, with a focus on drug discovery and early drug development; and AbbVie provides scientific and clinical development support and its commercial expertise to bring new discoveries to market. Both companies share costs and profits for projects covered under this agreement equally. AbbVie's contribution has been recorded as a liability on Calico's financial statements, which is reduced and reflected as a reduction to research and development expense as eligible research and development costs are incurred by Calico.
As of June 30, 2018, we have contributed $240 million to Calico in exchange for Calico convertible preferred units and are committed to fund up to an additional $990 million on an as-needed basis and subject to certain conditions.
Verily
Verily is a life science company with a mission to make the world's health data useful so that people enjoy healthier lives.
In 2017, Temasek, a Singapore-based investment company, purchased a noncontrolling interest in Verily for an aggregate of $800 million in cash. The transaction was accounted for as an equity transaction and no gain or loss was recognized. Noncontrolling interest and net loss attributable to noncontrolling interest were not separately presented on our consolidated financial statements as of and for the three and six months ended June 30, 2018 as the amounts were not material.
Unconsolidated VIEs
Certain renewable energy investments included in our non-marketable equity investments accounted for under the equity method are VIEs. These entities' activities involve power generation using renewable sources. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance such as setting operating budgets. Therefore, we do not consolidate these VIEs in our consolidated financial statements. The carrying value and maximum exposure of these VIEs were $896 million and $759 million as of December 31, 2017 and June 30, 2018, respectively. The maximum exposure is based on current investments to date. We have determined the single source of our exposure to these VIEs is our capital investment in them.
Other unconsolidated VIEs were not material as of December 31, 2017 and June 30, 2018.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2017 and June 30, 2018, respectively.

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
The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2017	As of June 30, 2018
		(unaudited)
Long-term debt
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(57)	(53)
Subtotal(1)	$3,943	$3,947
Capital lease obligation	26	34
Total long-term debt	$3,969	$3,981

(1)	Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $4.0 billion as of December 31, 2017 and $3.8 billion as of June 30, 2018. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2018, we have a $4.0 billion revolving credit facility which expires in February 2021. The interest rate for the credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the credit facility as of December 31, 2017 and June 30, 2018.

Table of Contents	Alphabet Inc.

Note 6. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2017	As of June 30, 2018
		(unaudited)
Land and buildings	$23,183	$27,253
Information technology assets	21,429	26,148
Construction in progress	10,491	13,669
Leasehold improvements	4,496	4,758
Furniture and fixtures	48	48
Property and equipment, gross	59,647	71,876
Less: accumulated depreciation	(17,264)	(20,204)
Property and equipment, net	$42,383	$51,672
As of December 31, 2017 and June 30, 2018, assets under capital lease with a cost basis of $390 million and $520 million were included in property and equipment, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2017	As of June 30, 2018
		(unaudited)
European Commission fines(1)	$2,874	$7,914
Accrued customer liabilities	1,489	1,445
Other accrued expenses and current liabilities	5,814	5,902
Accrued expenses and other current liabilities	$10,177	$15,261

(1)	Includes the effects of foreign exchange and interest. See Note 9 for further details.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2016	$(2,646)	$(179)	$423	$(2,402)
Other comprehensive income (loss) before reclassifications	1,016	225	(459)	782
Amounts reclassified from AOCI	0	51	(159)	(108)
Other comprehensive income (loss)	1,016	276	(618)	674
Balance as of June 30, 2017	$(1,630)	$97	$(195)	$(1,728)

Table of Contents	Alphabet Inc.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2017	$(1,103)	$233	$(122)	$(992)
Other comprehensive income (loss) before reclassifications(1)	(485)	(454)	100	(839)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	1	1
Amounts reclassified from AOCI	0	33	272	305
Other comprehensive income (loss)	(485)	(421)	373	(533)
Balance as of June 30, 2018	$(1,588)	$(188)	$251	$(1,525)

(1)
The change in unrealized gains (losses) on available-for-sale investments included a $98 million reclassification of net unrealized gains related to marketable equity securities from AOCI to opening retained earnings as a result of the adoption of ASU 2016-01 on January 1, 2018.

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2017	2018	2017	2018
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(26)	$6	$(51)	$(33)
	Provision for income taxes	0	0	0	0
	Net of tax	$(26)	$6	$(51)	$(33)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	$3	$(101)	$220	$(348)
Interest rate contracts	Other income (expense), net	2	1	3	2
	Benefit (provision) for income taxes	1	22	(64)	74
	Net of tax	$6	$(78)	$159	$(272)
Total amount reclassified, net of tax		$(20)	$(72)	$108	$(305)
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Interest income	$294	$456	$606	$855
Interest expense(1)	(21)	(27)	(46)	(57)
Foreign currency exchange losses, net	(46)	(33)	(48)	(57)
Gain (loss) on debt securities, net	(26)	6	(51)	(33)
Gain on equity securities, net	23	1,062	29	4,093
Loss and impairment from equity method investments, net	(13)	(105)	(62)	(112)
Other	34	49	68	261
Other income (expense), net	$245	$1,408	$496	$4,950

(1)
Interest expense is net of $12 million and $23 million of interest capitalized for the three months ended June 30, 2017 and 2018, respectively, and $19 million and $39 million for the six months ended June 30, 2017 and 2018, respectively.

Table of Contents	Alphabet Inc.

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
Other Acquisitions
During the six months ended June 30, 2018, we completed other acquisitions and purchases of intangible assets for total consideration of approximately $520 million. In aggregate, $10 million was cash acquired, $273 million was attributed to intangible assets, $268 million was attributed to goodwill, and $31 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $78 million.
Pro forma results of operations for these acquisitions, including HTC, have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.
For all intangible assets acquired and purchased during the six months ended June 30, 2018, patents and developed technology have a weighted-average useful life of 3.8 years, customer relationships have a weighted-average useful life of 2.2 years, and trade names and other have a weighted-average useful life of 3.7 years.
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2017	$16,295	$452	$16,747
Acquisitions	1,202	0	1,202
Transfers	80	(80)	0
Foreign currency translation and other adjustments	(51)	(3)	(54)
Balance as of June 30, 2018	$17,526	$369	$17,895
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$5,260	$3,040	$2,220
Customer relationships	359	263	96
Trade names and other	544	168	376
Total	$6,163	$3,471	$2,692

	As of June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$5,331	$3,252	$2,079
Customer relationships	355	282	73
Trade names and other	701	191	510
Total	$6,387	$3,725	$2,662

Table of Contents	Alphabet Inc.

Amortization expense relating to purchased intangible assets was $200 million and $250 million for the three months ended June 30, 2017 and 2018, respectively, and $406 million and $445 million for the six months ended June 30, 2017 and 2018, respectively.
As of June 30, 2018, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter are as follows (in millions, unaudited):

Remainder of 2018	$412
2019	717
2020	588
2021	534
2022	207
Thereafter	204
Total	$2,662
Note 9. Contingencies
Legal Matters
Antitrust Investigations
On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us.
On April 15, 2015, the EC issued a Statement of Objections (SO) regarding the display and ranking of shopping search results and ads, to which we responded on August 27, 2015. On July 14, 2016, the EC issued a Supplementary SO regarding shopping search results and ads. On June 27, 2017, the EC announced its decision that certain actions taken by Google regarding its display and ranking of shopping search results and ads infringed European competition law. The EC decision imposed a €2.42 billion ($2.74 billion as of June 27, 2017) fine. On September 11, 2017, we appealed the EC decision and on September 27, 2017, we implemented product changes to bring shopping ads into compliance with the EC's decision. We recognized a charge of $2.74 billion for the fine in the second quarter of 2017. The fine is included in accrued expenses and other current liabilities on our Consolidated Balance Sheets as we provided bank guarantees in lieu of a cash payment for the fine.
On April 20, 2016, the EC issued an SO regarding certain Android distribution practices. We responded to the SO and the EC's informational requests. On July 18, 2018, the EC announced its decision that certain provisions in Google’s Android-related distribution agreements infringed European competition law. The EC decision imposed a €4.34 billion ($5.07 billion as of June 30, 2018) fine and directed the termination of the conduct at issue. The EC decision represented a recognized subsequent event and accordingly a charge was recorded in the second quarter 2018 results. We intend to appeal the decision.
On July 14, 2016, the EC issued an SO regarding the syndication of AdSense for Search. We responded to the SO and continue to respond to the EC's informational requests. There is significant uncertainty as to the outcome of this investigation; however, an adverse decision could result in fines and directives to alter or terminate certain conduct. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any. We remain committed to working with the EC to resolve these matters.
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India (CCI), Brazil's Administrative Council for Economic Defense (CADE), and the Korean Fair Trade Commission have also opened investigations into certain of our business practices. In November 2016, we responded to the CCI Director General's report with interim findings of competition law infringements regarding search and ads. On February 8, 2018, the CCI issued its final decision, including a fine of approximately $21 million that was accrued for in the first quarter of 2018, finding no violation of competition law infringement on most of the issues it investigated, but finding violations, including in the display of the “flights unit” in search results, and a contractual provision in certain direct search intermediation agreements. We have appealed the CCI decision.
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

Table of Contents	Alphabet Inc.

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
In 2010, Oracle America, Inc. (Oracle) brought a copyright lawsuit against Google in the Northern District of California, alleging that Google's Android operating system infringes Oracle's copyrights related to certain Java application programming interfaces. After trial, final judgment was entered by the district court in favor of Google on June 8, 2016, and the court decided post-trial motions in favor of Google. Oracle appealed and on March 27, 2018, the appeals court reversed and remanded the case for a trial on damages. On May 29, 2018, we filed a petition to the appeals court for rehearing en banc. We believe this lawsuit is without merit and are defending ourselves vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
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
Note 10. Stockholders’ Equity
Share Repurchases
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7.0 billion of its Class C capital stock, which was completed during the first quarter of 2018. In January 2018, the board of directors

Table of Contents	Alphabet Inc.

of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
During the six months ended June 30, 2018, we repurchased and subsequently retired 3.9 million shares of Alphabet Class C capital stock for an aggregate amount of $4.2 billion.
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended June 30,
	2017			2018
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,514	$240	$1,770	$1,371	$216	$1,608
Denominator
Number of shares used in per share computation	297,288	47,133	347,538	298,264	46,915	349,756
Basic net income per share	$5.09	$5.09	$5.09	$4.60	$4.60	$4.60
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,514	$240	$1,770	$1,371	$216	$1,608
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	240	0	0	216	0	0
Reallocation of undistributed earnings	(22)	(4)	22	(16)	(3)	16
Allocation of undistributed earnings	$1,732	$236	$1,792	$1,571	$213	$1,624
Denominator
Number of shares used in basic computation	297,288	47,133	347,538	298,264	46,915	349,756
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	47,133	0	0	46,915	0	0
Restricted stock units and other contingently issuable shares	1,258	0	10,286	713	0	7,599
Number of shares used in per share computation	345,679	47,133	357,824	345,892	46,915	357,355
Diluted net income per share	$5.01	$5.01	$5.01	$4.54	$4.54	$4.54

Table of Contents	Alphabet Inc.

	Six Months Ended June 30,
	2017			2018
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$3,845	$611	$4,494	$5,407	$851	$6,338
Denominator
Number of shares used in per share computation	297,210	47,234	347,313	298,292	46,934	349,618
Basic net income per share	$12.94	$12.94	$12.94	$18.13	$18.13	$18.13
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$3,845	$611	$4,494	$5,407	$851	$6,338
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	611	0	0	851	0	0
Reallocation of undistributed earnings	(52)	(9)	52	(68)	(11)	68
Allocation of undistributed earnings	$4,404	$602	$4,546	$6,190	$840	$6,406
Denominator
Number of shares used in basic computation	297,210	47,234	347,313	298,292	46,934	349,618
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	47,234	0	0	46,934	0	0
Restricted stock units and other contingently issuable shares	1,342	0	9,671	804	0	8,543
Number of shares used in per share computation	345,786	47,234	356,984	346,030	46,934	358,161
Diluted net income per share	$12.74	$12.74	$12.74	$17.89	$17.89	$17.89
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended June 30, 2017 and 2018, total stock-based compensation (SBC) expense was $2.1 billion and $2.5 billion, including amounts associated with awards we expect to settle in Alphabet stock of $2.0 billion and $2.4 billion, respectively. For the six months ended June 30, 2017 and 2018, total stock-based compensation expense was $4.1 billion and $5.0 billion, respectively, including amounts associated with awards that we expect to settle in Alphabet stock of $4.0 billion and $4.9 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the six months ended June 30, 2018 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2017	20,077,346	$712.45
Granted	10,102,033	$1,082.22
Vested	(7,088,915)	$718.22
Forfeited/canceled	(776,371)	$742.02
Unvested as of June 30, 2018	22,314,093	$876.95
As of June 30, 2018, there was $18.4 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.

Table of Contents	Alphabet Inc.

Performance Fees
We have compensation arrangements with payouts based on realized investment returns. We recognize compensation expense based on the estimated payouts, which may result in expense recognized before investment returns are realized. For the three and six months ended June 30, 2018, performance fees of $238 million and $870 million, respectively, primarily related to gains on equity securities (for further information on gains on equity securities, see Note 3) were accrued and recorded as a component of general and administrative expenses.
Note 13. Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $4.7 billion and $5.1 billion as of December 31, 2017 and June 30, 2018, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3.0 billion and $3.3 billion as of December 31, 2017 and June 30, 2018, respectively.
The Tax Act enacted in December 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. The adjustments made in the second quarter of 2018 were not significant. The accounting for the tax effects of the Tax Act will be completed later in 2018.
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

Table of Contents	Alphabet Inc.

In Q1 2018, Nest joined forces with Google’s hardware team. Consequently, the financial results of Nest have been reported in the Google segment, with Nest revenues reflected in Google other revenues. Prior period segment information has been recast to conform to the current period segment presentation. Consolidated financial results are not affected.
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Revenues:
Google	$25,913	$32,512	$50,531	$63,508
Other Bets	97	145	229	295
Total revenues	$26,010	$32,657	$50,760	$63,803

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Operating income (loss):
Google	$7,664	$8,959	$15,110	$17,327
Other Bets	(633)	(732)	(1,336)	(1,303)
Reconciling items(1)	(2,899)	(5,420)	(3,074)	(6,216)
Total income from operations	$4,132	$2,807	$10,700	$9,808

(1)
Reconciling items are primarily comprised of the European Commission fines for the three and six months ended June 30, 2017 and 2018, respectively, and performance fees for the three and six months ended June 30, 2018, as well as corporate administrative costs and other miscellaneous items that are not allocated to individual segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Capital expenditures:
Google	$2,838	$5,299	$5,247	$12,968
Other Bets	148	10	315	65
Reconciling items(2)	(155)	168	(223)	(257)
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$2,831	$5,477	$5,339	$12,776

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

Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Stock-based compensation:
Google	$1,884	$2,288	$3,766	$4,592
Other Bets	81	127	167	239
Reconciling items(3)	38	(2)	79	39
Total stock-based compensation(4)	$2,003	$2,413	$4,012	$4,870

Depreciation, amortization, and impairment:
Google	$1,564	$2,031	$2,980	$3,932
Other Bets	61	83	148	168
Total depreciation, amortization, and impairment as presented on the Consolidated Statements of Cash Flows	$1,625	$2,114	$3,128	$4,100

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)	For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2017	As of June 30, 2018
		(unaudited)
Long-lived assets:
United States	$55,113	$66,460
International	17,874	20,993
Total long-lived assets	$72,987	$87,453
For revenues by geography, see Note 2.

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Below are our key financial results for the three months ended June 30, 2018 (consolidated unless otherwise noted):

•	Revenues of $32.7 billion and revenue growth of 26% year over year, constant currency revenue growth of 23% year over year.

•	Google segment revenues of $32.5 billion with revenue growth of 25% year over year and Other Bets revenues of $145.0 million with revenue growth of 49% year over year.

•	Revenues from the United States, EMEA, APAC, and Other Americas were $14.9 billion, $10.8 billion, $5.1 billion, and $1.8 billion, respectively.

•	Cost of revenues was $13.9 billion, consisting of TAC of $6.4 billion and other cost of revenues of $7.5 billion. Our TAC as a percentage of advertising revenues was 23%.

•	Operating expenses (excluding cost of revenues) were $16.0 billion, including the European Commission (EC) Android fine of $5.1 billion.

•	Income from operations was $2.8 billion.

•	Other income (expense), net, was $1.4 billion.

•	Effective tax rate was 24%.

•	Net income was $3.2 billion with diluted net income per share of $4.54.

•	Operating cash flow was $10.1 billion.

•	Capital expenditures were $5.5 billion.

•	Number of employees was 89,058 as of June 30, 2018.
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

Table of Contents	Alphabet Inc.

Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Google segment
Google properties revenues	$18,425	$23,262	$35,828	$45,260
Google Network Members' properties revenues	4,247	4,825	8,255	9,469
Google advertising revenues	22,672	28,087	44,083	54,729
Google other revenues	3,241	4,425	6,448	8,779
Google segment revenues	25,913	32,512	50,531	63,508

Other Bets
Other Bets revenues	97	145	229	295

Revenues	$26,010	$32,657	$50,760	$63,803
Google segment
The following table presents our Google segment revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Google segment revenues	$25,913	$32,512	$50,531	$63,508
Google segment revenues as a percentage of total revenues	99.6%	99.6%	99.5%	99.5%
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
Google properties
The following table presents our Google properties revenues (in millions, unaudited), and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Google properties revenues	$18,425	$23,262	$35,828	$45,260
Google properties revenues as a percentage of Google segment revenues	71.1%	71.5%	70.9%	71.3%
Paid clicks change		58%		59%
Cost-per-click change		(22)%		(21)%
Google properties revenues consist primarily of advertising revenues that are generated on:

•	Google search properties which includes revenues from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.; and

•	Other Google owned and operated properties like Gmail, Google Maps, Google Play, and YouTube.
Our Google properties revenues increased $4,837 million from the three months ended June 30, 2017 to the three months ended June 30, 2018. The growth was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in YouTube driven primarily by video advertising, as well as growth in desktop search due to improvements in ad formats and delivery. Additionally, the growth was favorably affected by the general weakening of the U.S. dollar compared to certain foreign currencies.
Our Google properties revenues increased $9,432 million from the six months ended June 30, 2017 to the six months ended June 30, 2018. The growth was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in desktop search due to improvements in ad formats and delivery, as well as growth in YouTube driven primarily by video advertising. Additionally, the growth was favorably affected by the general weakening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs on Google properties increased from the three and six months ended June 30, 2017 to the three and six months ended June 30, 2018 primarily due to growth in YouTube engagement ads, and to a lesser extent, increases in mobile search queries, improvements we have made in ad formats and delivery, and continued global expansion of our products, advertisers and user base. The positive effect on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our

Table of Contents	Alphabet Inc.

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
Google Network Members' properties
The following table presents our Google Network Members' properties revenues (in millions, unaudited) and changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Google Network Members' properties revenues	$4,247	$4,825	$8,255	$9,469
Google Network Members' properties revenues as a percentage of Google segment revenues	16.4%	14.8%	16.3%	14.9%
Impressions change		1%		1%
Cost-per-impression change		14%		16%
Google Network Members' properties revenues consist primarily of advertising revenues generated from advertisements served on Google Network Members' properties participating in:

•	AdMob;

•	AdSense (such as AdSense for Content, AdSense for Search, etc.); and

•	DoubleClick AdExchange.
Our Google Network Members' properties revenues increased $578 million from the three months ended June 30, 2017 to the three months ended June 30, 2018.The growth was primarily driven by strength in both AdMob and programmatic advertising buying as well as the general weakening of the U.S. dollar compared to certain foreign currencies.
Our Google Network Members' properties revenues increased $1,214 million from the six months ended June 30, 2017 to the six months ended June 30, 2018.The growth was primarily driven by strength in both programmatic advertising buying and AdMob as well as the general weakening of the U.S. dollar compared to certain foreign currencies. These increases were offset by a decline in our traditional AdSense businesses.
The impressions from the three and six months ended June 30, 2017 to the three and six months ended June 30, 2018 were relatively unchanged, with growth in both AdMob and programmatic advertising buying offset by a decrease from our traditional AdSense for Content business due to ongoing product changes. The increases in cost-per-impression were primarily due to ongoing product and policy changes and improvements we have made in ad formats and delivery and were also affected by changes in device mix, geographic mix, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Google other revenues	$3,241	$4,425	$6,448	$8,779
Google other revenues as a percentage of Google segment revenues	12.5%	13.6%	12.8%	13.8%
Google other revenues consist primarily of revenues from:
•Apps, in-app purchases, and digital content in the Google Play store;

•	Google Cloud offerings; and

•	Hardware.
Our Google other revenues increased $1,184 million from the three months ended June 30, 2017 to the three months ended June 30, 2018 and increased $2,331 million from the six months ended June 30, 2017 to the six months

Table of Contents	Alphabet Inc.

ended June 30, 2018. The growth was primarily driven by revenues from Google Cloud offerings, revenues from Google Play, largely relating to in-app purchases (revenues which we recognize net of payout to developers), and hardware sales.
Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Other Bets revenues	$97	$145	$229	$295
Other Bets revenues as a percentage of total revenues	0.4%	0.4%	0.5%	0.5%
Other Bets revenues consist primarily of revenues and sales from internet and TV services as well as licensing and R&D services.
Our Other Bets revenues increased $48 million from the three months ended June 30, 2017 to the three months ended June 30, 2018. The growth was primarily driven by revenues from Verily licensing and R&D services and sales of Access internet and TV services.
Our Other Bets revenues increased $66 million from the six months ended June 30, 2017 to the six months ended June 30, 2018. The growth was primarily driven by revenues from sales of Access internet and TV services and revenues from Verily licensing and R&D services.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the billing addresses of our customers (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
United States	47%	46%	47%	46%
EMEA	33%	33%	33%	33%
APAC	14%	15%	15%	15%
Other Americas	6%	6%	5%	6%
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

Table of Contents	Alphabet Inc.

These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.
The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
EMEA revenues	$8,545	$10,785	$16,636	$21,259
Exclude foreign exchange effect on current period revenues using prior year rates	396	(721)	840	(1,815)
Exclude hedging effect recognized in current period	12	103	(146)	320
EMEA constant currency revenues	$8,953	$10,167	$17,330	$19,764
Prior period EMEA revenues, excluding hedging effect	$7,415	$8,557	$14,426	$16,490
EMEA revenue growth	14%	26%	14%	28%
EMEA constant currency revenue growth	21%	19%	20%	20%

APAC revenues	$3,730	$5,090	$7,349	$9,894
Exclude foreign exchange effect on current period revenues using prior year rates	(24)	(91)	(87)	(289)
Exclude hedging effect recognized in current period	(11)	—	(70)	15
APAC constant currency revenues	$3,695	$4,999	$7,192	$9,620
Prior period APAC revenues, excluding hedging effect	$2,900	$3,719	$5,672	$7,279
APAC revenue growth	28%	36%	29%	35%
APAC constant currency revenue growth	27%	34%	27%	32%

Other Americas revenues	$1,413	$1,849	$2,684	$3,573
Exclude foreign exchange effect on current period revenues using prior year rates	(8)	44	(85)	25
Exclude hedging effect recognized in current period	(4)	—	(4)	7
Other Americas constant currency revenues	$1,401	$1,893	$2,595	$3,605
Prior period Other Americas revenues, excluding hedging effect	$1,072	$1,409	$1,996	$2,680
Other Americas revenue growth	31%	31%	33%	33%
Other Americas constant currency revenue growth	31%	34%	30%	35%

United States revenues	$12,322	$14,933	$24,091	$29,077
United States revenue growth	23%	21%	24%	21%

Total revenues	$26,010	$32,657	$50,760	$63,803
Total constant currency revenues	$26,371	$31,992	$51,208	$62,066
Total revenue growth	21%	26%	22%	26%
Total constant currency revenue growth	23%	23%	23%	23%
Our EMEA revenues for the three and six months ended June 30, 2018 were favorably affected by foreign currency exchange rates, slightly offset by hedging losses, primarily due to the U.S. dollar weakening relative to certain currencies, including the Euro and British pound.
Our revenues from APAC for the three months ended June 30, 2018 were favorably affected by foreign currency exchange rates due to the U.S. dollar weakening relative to certain currencies including the Japanese yen, South

Table of Contents	Alphabet Inc.

Korean won, and Thai baht. Our revenues from APAC for the six months ended June 30, 2018 were favorably affected by foreign currency exchange rates, slightly offset by hedging losses. The foreign exchange effect was due to the U.S. dollar weakening relative to certain currencies including the Japanese yen, Australian dollar, South Korean won, and Thai baht.
Our revenues from Other Americas for the three months ended June 30, 2018 were unfavorably affected by foreign currency exchange rates primarily due to the U.S. dollar strengthening relative to the Brazilian real. Our revenues from Other Americas for the six months ended June 30, 2018 were unfavorably affected by foreign currency exchange rates and hedging losses. The foreign exchange effect was due to the U.S. dollar strengthening relative to certain currencies, including the Brazilian real and Argentine peso, partially offset by the effect of the U.S. dollar weakening relative to the Canadian dollar and Mexican peso.
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

•	Credit card and other transaction fees related to processing customer transactions;

•	Expenses associated with our data centers and other operations (including bandwidth, compensation expenses (including SBC), depreciation, energy, and other equipment costs); and

•	Inventory related costs for hardware we sell.

Table of Contents	Alphabet Inc.

The following tables present our cost of revenues, including TAC (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
TAC	$5,091	$6,420	$9,720	$12,708
Other cost of revenues	5,282	7,463	10,448	14,642
Total cost of revenues	$10,373	$13,883	$20,168	$27,350
Total cost of revenues as a percentage of revenues	39.9%	42.5%	39.7%	42.9%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
TAC to distribution partners	$2,049	$3,009	$3,854	$5,911
TAC to distribution partners as a percentage of Google properties revenues(1) (Google properties TAC rate)	11.1%	12.9%	10.8%	13.1%

TAC to Google Network Members	$3,042	$3,411	$5,866	$6,797
TAC to Google Network Members as a percentage of Google Network Members' properties revenues(1) (Network Members TAC rate)	71.6%	70.7%	71.1%	71.8%

TAC	$5,091	$6,420	$9,720	$12,708
TAC as a percentage of advertising revenues(1) (Aggregate TAC rate)	22.5%	22.9%	22.0%	23.2%

(1)	Revenues include hedging gains (losses) which affect TAC rates.
Cost of revenues increased $3,510 million from the three months ended June 30, 2017 to the three months ended June 30, 2018. The increase was due to increases in TAC and other cost of revenues of $1,329 million and $2,181 million, respectively. Cost of revenues increased $7,182 million from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase was due to increases in TAC and other cost of revenues of $2,988 million and $4,194 million, respectively.
The increase in TAC to distribution partners from the three and six months ended June 30, 2017 to the three and six months ended June 30, 2018 was a result of an increase in Google properties revenues and the associated TAC rate. The increase in the Google properties TAC rate was driven by changes in partner agreements and the ongoing shift to mobile, which carries higher TAC because more mobile searches are channeled through paid access points.
The increase in TAC to Google Network Members from the three months ended June 30, 2017 to the three months ended June 30, 2018 was a result of an increase in Google Network Members' properties revenues offset by a decrease in the associated TAC rate. The decrease in the Network Members TAC rate from the three months ended June 30, 2017 to the three months ended June 30, 2018 was primarily due to a shift to lower TAC products within programmatic advertising buying. The decrease was offset by the ongoing shift in advertising buying to programmatic advertising buying which carries higher TAC.
The increase in TAC to Google Network Members from the six months ended June 30, 2017 to the six months ended June 30, 2018 was a result of an increase in Google Network Members' properties revenues and the associated TAC rate. The increase in the Network Members TAC rate from the six months ended June 30, 2017 to the six months ended June 30, 2018 was driven by the ongoing shift in advertising buying to programmatic advertising buying which carries higher TAC.
The increase in the aggregate TAC rate from the three months ended June 30, 2017 to the three months ended June 30, 2018 was a result of an increase in Google properties TAC rate, partially offset by a favorable revenue mix shift from Google Network Members' properties to Google properties. The increase in the aggregate TAC rate from the six months ended June 30, 2017 to the six months ended June 30, 2018 was a result of increases in Google properties and Google Network Members' properties TAC rates, partially offset by a favorable revenue mix shift from Google Network Members' properties to Google properties.

Table of Contents	Alphabet Inc.

The increase in other cost of revenues from the three and six months ended June 30, 2017 to the three and six months ended June 30, 2018 was due to an increase in data center and other operations costs, which was affected by increased allocations primarily from general and administrative expenses, and content acquisition costs as a result of increased activities related to YouTube. In addition, there was an increase in hardware related costs.
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

•	Growth rates of expenses associated with our data centers and other operations, content acquisition costs, as well as our hardware inventory and related costs;

•	Increased proportion of non-advertising revenues, whose costs of revenues are generally higher in relation to our advertising revenues; and

•	Relative revenue growth rates of Google properties and our Google Network Members' properties.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Research and development expenses	$4,172	$5,114	$8,114	$10,153
Research and development expenses as a percentage of revenues	16.0%	15.7%	16.0%	15.9%
R&D expenses consist primarily of:

•	Compensation expenses (including SBC) and facilities-related costs for employees responsible for R&D of our existing and new products and services; and

•	Depreciation and equipment-related expenses.
R&D expenses increased $942 million from the three months ended June 30, 2017 to the three months ended June 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $723 million, largely resulting from a 22% increase in headcount. In addition, there was an increase in depreciation and equipment-related expenses of $142 million.
R&D expenses increased $2,039 million from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $1,474 million, largely resulting from a 19% increase in headcount. In addition, there was an increase in depreciation and equipment-related expenses of $429 million.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Sales and marketing expenses	$2,897	$3,780	$5,541	$7,384
Sales and marketing expenses as a percentage of revenues	11.1%	11.6%	10.9%	11.6%

Table of Contents	Alphabet Inc.

Sales and marketing expenses consist primarily of:

•	Advertising and promotional expenditures related to our products and services; and

•	Compensation expenses (including SBC) and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $883 million from the three months ended June 30, 2017 to the three months ended June 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $360 million, largely resulting from an 11% increase in headcount. In addition, there was an increase in advertising and promotional expenses of $299 million, largely resulting from increases in marketing and promotion-related expenses for our Cloud offerings and the Google Assistant, and an increase in professional services fees of $138 million primarily due to additional outsourced services.
Sales and marketing expenses increased $1,843 million from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase in dollar amount was due to an increase in advertising and promotional expenses of $728 million, largely resulting from increases in marketing and promotion-related expenses for our Cloud offerings, the Google Assistant, and hardware products. In addition, there was an increase in compensation expenses (including SBC) and facilities-related costs of $693 million, largely resulting from an 8% increase in headcount, and an increase in professional services fees of $252 million primarily due to additional outsourced services.
We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
General and administrative expenses	$1,700	$2,002	$3,501	$4,037
General and administrative expenses as a percentage of revenues	6.5%	6.1%	6.9%	6.3%
General and administrative expenses consist primarily of:

•	Amortization of certain intangible assets;

•	Compensation expenses (including SBC) and facilities-related costs for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses; and

•	Professional services fees primarily related to audit, information technology consulting, outside legal, and outsourcing services.
General and administrative expenses increased $302 million from the three months ended June 30, 2017 to the three months ended June 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $327 million, largely resulting from accrued performance fees related to gains on securities. In addition, there was an increase in professional services fees of $90 million. The increases were offset by reduced allocations (with a corresponding net increase primarily in cost of revenues).
General and administrative expenses increased $536 million from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $942 million, largely resulting from accrued performance fees related to gains on securities. The increase was offset by reduced allocations (with a corresponding net increase primarily in cost of revenues).
We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.
European Commission Fines
In June 2017, the EC announced its decision that certain actions taken by Google regarding its display and ranking of shopping search results and ads infringed European competition law. The EC decision imposed a €2.42 billion ($2.74 billion as of June 27, 2017) fine, which was accrued in the second quarter of 2017.

Table of Contents	Alphabet Inc.

In July 2018, the EC announced its decision that certain provisions in Google's Android-related distribution agreements infringed European competition law. The EC decision imposed a €4.34 billion ($5.07 billion as of June 30, 2018) fine, which was accrued in the second quarter of 2018.
Please refer to Note 9 of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Other income (expense), net	$245	$1,408	$496	$4,950
Other income (expense), net, as a percentage of revenues	0.9%	4.3%	1.0%	7.8%
Other income (expense), net, increased $1,163 million from the three months ended June 30, 2017 to the three months ended June 30, 2018. This increase was primarily driven by gains on equity securities.
Other income (expense), net, increased $4,454 million from the six months ended June 30, 2017 to the six months ended June 30, 2018. This increase was primarily driven by gains on equity securities.
We expect other income (expense), net, will fluctuate in dollar amount and percentage of revenues in future periods as it is largely driven by market dynamics. Marketable and non-marketable equity security investments are remeasured as equity values increase and decrease and contribute to volatility of other income (expense), net. Equity values generally change daily for marketable equity securities and sporadically for non-marketable equity securities. For additional information about equity investments, please see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate; unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Provision for income taxes	$853	$1,020	$2,246	$2,162
Effective tax rate	19.5%	24.2%	20.1%	14.6%
Our provision for income taxes increased $167 million from the three months ended June 30, 2017 to the three months ended June 30, 2018 primarily due to an increase in income before income taxes excluding the non-deductible EC fines, offset by the effects of the Tax Act that became effective in 2018.
Our effective tax rate increased from the three months ended June 30, 2017 to the three months ended June 30, 2018. The increase is primarily due to the larger EC fine in 2018 as compared to 2017, neither of which are tax deductible, benefits recognized in 2017 from the resolution of a multi-year audit in the U.S. that did not recur in 2018, partially offset by the effects of the Tax Act, and a release of our deferred tax asset valuation allowance related to gains on equity securities.
Our provision for income taxes decreased by $84 million from the six months ended June 30, 2017 to the six months ended June 30, 2018 primarily due to a release of our deferred tax asset valuation allowance related to gains on equity securities and the effects of the Tax Act, offset by the increase in income before income taxes excluding the non-deductible EC fines.
Our effective tax rate decreased from the six months ended June 30, 2017 to the six months ended June 30, 2018. The decrease is primarily due to the effects of the Tax Act, and a release of our deferred tax asset valuation allowance related to gains on equity securities, partially offset by a larger EC fine in 2018 as compared to 2017, neither of which are tax deductible, and benefits recognized in 2017 from the resolution of a multi-year audit in the U.S. that did not recur in 2018.
Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, changes in

Table of Contents	Alphabet Inc.

the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Capital Resources and Liquidity
As of June 30, 2018, we had $102.3 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid debt instruments of government bonds, corporate debt securities, mortgage-backed and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.
In December, 2017, the Tax Act was enacted and we recorded a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings of $10.2 billion, of which $890 million has been paid, and of the remaining balance of $9.3 billion, $873 million and $8.4 billion were presented within “income tax payable, current” and “income tax payable, non-current,” respectively, on our Consolidated Balance Sheets as of June 30, 2018. As permitted by the Tax Act, we will pay the one-time transition tax in annual interest-free installments through 2025.
In July 2018, the EC announced its decision that certain provisions in Google's Android-related distribution agreements infringed European competition law. The EC decision imposed a €4.34 billion ($5.07 billion as of June 30, 2018) fine, which was accrued in the second quarter of 2018. We anticipate the fine to be due in October 2018 and we are evaluating payment options that include cash payment and bank guarantees.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2018, we had no commercial paper outstanding. As of June 30, 2018, we have a $4.0 billion revolving credit facility expiring in February 2021 with no amounts outstanding. The interest rate for the credit facility is determined based on a formula using certain market rates. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of June 30, 2018, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $3.9 billion.
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7.0 billion of its Class C capital stock, which was completed during the first quarter of 2018. In January 2018, the board of directors of Alphabet authorized the company to repurchase up to an additional $8.6 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. During the six months ended June 30, 2018, we repurchased and subsequently retired 3.9 million shares of Alphabet Class C capital stock for an aggregate amount of $4.2 billion.
For the six months ended June 30, 2017 and 2018, our cash flows were as follows (in millions, unaudited):

	Six Months Ended
	June 30,
	2017	2018
Net cash provided by operating activities	$16,951	$21,774
Net cash used in investing activities	$(10,023)	$(11,220)
Net cash used in financing activities	$(4,414)	$(6,955)
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

Net cash provided by operating activities increased from the six months ended June 30, 2017 to the six months ended June 30, 2018 primarily due to increases in cash received from advertising revenues and Google other revenues (net of payouts to app developers) offset by increases in cash paid for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment; purchases, maturities, and sales of marketable and non-marketable securities; and payments for acquisitions.
Net cash used in investing activities increased from the six months ended June 30, 2017 to the six months ended June 30, 2018 primarily due to increases in purchases of property and equipment, including the purchase of the Chelsea Market building, and increases in payments for acquisitions. In addition, there was a decrease in maturities and sales of marketable securities. These changes were offset by a decrease in purchases of marketable securities.
Cash Used in Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments from stock-based award activities, repurchases of capital stock, and net proceeds or payments from issuance or repayments of debt.
Net cash used in financing activities increased from the six months ended June 30, 2017 to the six months ended June 30, 2018 primarily due to higher cash payments for repurchases of capital stock and stock-based award activities, offset by lower cash proceeds from the sale of subsidiary shares.
Contractual Obligations
We had short-term and long-term taxes payable of $9.3 billion as of June 30, 2018 related to a one-time transition tax payable incurred as a result of the Tax Act. For further information on the Tax Act, see Note 13. In addition, we had long-term taxes payable of $3.2 billion as of June 30, 2018 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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

Table of Contents	Alphabet Inc.

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
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Other." The content of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - 30	698	$1,034.35	698	$7,868
May 1 - 31	681	$1,066.14	681	$7,142
June 1 - 30	529	$1,140.18	529	$6,538
Total	1,908	$1,075.05	1,908

(1)
In January 2018, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. See Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2)	Average price paid per share includes costs associated with the repurchases.

Table of Contents	Alphabet Inc.

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.01		Alphabet Inc. 2012 Stock Plan	Current Report on Form 8-K (File No. 001-37580)	June 8, 2018
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
July 23, 2018	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
July 23, 2018	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer