Form 10-Q
period 2018-09-30
Alphabet Inc.
filed 2018-10-26
CIK 1652044

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 19, 2018, there were 298,971,186 shares of Alphabet’s Class A common stock outstanding, 46,879,767 shares of Alphabet's Class B common stock outstanding, and 349,615,045 shares of Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2018

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

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our monetization trends will fluctuate, which could affect our revenues and margins in the future;

•	our expectation that our traffic acquisition costs (TAC) and the associated TAC rates will increase in the future;

•	our expectation that our results will be affected by our performance in international markets as users in developing economies increasingly come online;

•	our expectation that the portion of our revenues that we derive from non-advertising revenues will continue to increase and may affect margins;

•	our expectation that our other income (expense), net, will fluctuate in the future, as it is largely driven by market dynamics;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the effect of the U.S. Tax Cuts and Jobs Act (Tax Act);

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations related to the operating structure implemented pursuant to the Alphabet holding company reorganization;

•	the sufficiency and timing of our proposed remedies in response to the European Commission's (EC) Android decision;

•	the expected timing and amount of Alphabet Inc.'s share repurchases;
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

Table of Contents	Alphabet Inc.

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

Table of Contents	Alphabet Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2017	As of September 30, 2018
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,715	$13,443
Marketable securities	91,156	92,973
Total cash, cash equivalents, and marketable securities	101,871	106,416
Accounts receivable, net of allowance of $674 and $652	18,336	17,897
Income taxes receivable, net	369	170
Inventory	749	1,212
Other current assets	2,983	4,007
Total current assets	124,308	129,702
Non-marketable investments	7,813	12,673
Deferred income taxes	680	682
Property and equipment, net	42,383	55,300
Intangible assets, net	2,692	2,448
Goodwill	16,747	17,895
Other non-current assets	2,672	2,838
Total assets	$197,295	$221,538
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,137	$3,789
Accrued compensation and benefits	4,581	5,946
Accrued expenses and other current liabilities	10,177	15,936
Accrued revenue share	3,975	3,878
Deferred revenue	1,432	1,752
Income taxes payable, net	881	0
Total current liabilities	24,183	31,301
Long-term debt	3,969	3,986
Deferred revenue, non-current	340	317
Income taxes payable, non-current	12,812	11,562
Deferred income taxes	430	1,318
Other long-term liabilities	3,059	3,214
Total liabilities	44,793	51,698
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 694,783 (Class A 298,470, Class B 46,972, Class C 349,341) and 695,957 (Class A 298,967, Class B 46,880, Class C 350,110) shares issued and outstanding	40,247	43,111
Accumulated other comprehensive loss	(992)	(1,676)
Retained earnings	113,247	128,405
Total stockholders’ equity	152,502	169,840
Total liabilities and stockholders’ equity	$197,295	$221,538
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Revenues	$27,772	$33,740	$78,532	$97,543
Costs and expenses:
Cost of revenues	11,148	14,281	31,316	41,631
Research and development	4,205	5,232	12,319	15,385
Sales and marketing	3,042	3,849	8,583	11,233
General and administrative	1,595	2,068	5,096	6,105
European Commission fines	0	0	2,736	5,071
Total costs and expenses	19,990	25,430	60,050	79,425
Income from operations	7,782	8,310	18,482	18,118
Other income (expense), net	197	1,773	693	6,723
Income before income taxes	7,979	10,083	19,175	24,841
Provision for income taxes	1,247	891	3,493	3,053
Net income	$6,732	$9,192	$15,682	$21,788

Basic net income per share of Class A and B common stock and Class C capital stock	$9.71	$13.21	$22.65	$31.34
Diluted net income per share of Class A and B common stock and Class C capital stock	$9.57	$13.06	$22.30	$30.95
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net income	$6,732	$9,192	$15,682	$21,788
Other comprehensive income (loss):
Change in foreign currency translation adjustment	441	19	1,457	(466)
Available-for-sale investments:
Change in net unrealized gains (losses)	578	(120)	803	(476)
Less: reclassification adjustment for net (gains) losses included in net income	47	29	98	62
Net change (net of tax effect of $0, $19, $0, and $41)	625	(91)	901	(414)
Cash flow hedges:
Change in net unrealized gains (losses)	(209)	(9)	(668)	92
Less: reclassification adjustment for net (gains) losses included in net income	125	(70)	(34)	202
Net change (net of tax effect of $50, $23, $342, and $74)	(84)	(79)	(702)	294
Other comprehensive income (loss)	982	(151)	1,656	(586)
Comprehensive income	$7,714	$9,041	$17,338	$21,202
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	September 30,
	2017	2018
Operating activities
Net income	$15,682	$21,788
Adjustments:
Depreciation and impairment of property and equipment	4,272	5,791
Amortization and impairment of intangible assets	617	664
Stock-based compensation expense	5,832	7,100
Deferred income taxes	242	723
(Gain) loss on debt and equity securities, net	67	(5,413)
Other	192	(82)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(719)	718
Income taxes, net	(865)	(1,891)
Other assets	(2,086)	(1,240)
Accounts payable	58	293
Accrued expenses and other liabilities	3,121	6,457
Accrued revenue share	182	(196)
Deferred revenue	228	272
Net cash provided by operating activities	26,823	34,984
Investing activities
Purchases of property and equipment	(8,877)	(18,058)
Proceeds from disposals of property and equipment	81	69
Purchases of marketable securities	(78,709)	(37,340)
Maturities and sales of marketable securities	62,588	34,926
Purchases of non-marketable investments	(871)	(1,118)
Maturities and sales of non-marketable investments	215	1,345
Acquisitions, net of cash acquired, and purchases of intangible assets	(273)	(1,452)
Proceeds from collection of notes receivable	1,419	0
Net cash used in investing activities	(24,427)	(21,628)
Financing activities
Net payments related to stock-based award activities	(3,111)	(3,952)
Repurchases of capital stock	(2,745)	(6,425)
Proceeds from issuance of debt, net of costs	2,698	6,766
Repayments of debt	(2,762)	(6,822)
Proceeds from sale of subsidiary shares	800	0
Net cash used in financing activities	(5,120)	(10,433)
Effect of exchange rate changes on cash and cash equivalents	387	(195)
Net increase (decrease) in cash and cash equivalents	(2,337)	2,728
Cash and cash equivalents at beginning of period	12,918	10,715
Cash and cash equivalents at end of period	$10,581	$13,443
See accompanying notes.

Table of Contents	Alphabet Inc.

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
Unaudited Interim Financial Information
The Consolidated Balance Sheets as of September 30, 2018, the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2018, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2018, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2018 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2018, our results of operations for the three and nine months ended September 30, 2017 and 2018, and our cash flows for the nine months ended September 30, 2017 and 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. We will adopt Topic 842 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Based on our current portfolio of leases, approximately $9.0 billion of lease assets and liabilities would be recognized on our balance sheet, primarily relating to real estate. We are in the process of finalizing changes to our systems and processes in conjunction with our review of lease agreements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Google properties	$19,723	$24,054	$55,551	$69,314
Google Network Members' properties	4,342	4,900	12,597	14,369
Google advertising revenues	24,065	28,954	68,148	83,683
Google other revenues	3,590	4,640	10,038	13,419
Other Bets revenues	117	146	346	441
Total revenues(1)	$27,772	$33,740	$78,532	$97,543

(1)
Revenues include hedging gains (losses) of $(191) million and $80 million for the three months ended September 30, 2017 and 2018, respectively, and $29 million and $(262) million for the nine months ended September 30, 2017 and 2018, respectively, which do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
United States	$12,930	$15,523	$37,021	$44,600
EMEA(1)	9,097	10,958	25,733	32,217
APAC(1)	4,199	5,424	11,548	15,318
Other Americas(1)	1,546	1,835	4,230	5,408
Total revenues(2)	$27,772	$33,740	$78,532	$97,543

(1)	Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America (Other Americas).

(2)	Revenues include hedging gains (losses) for the three and nine months ended September 30, 2017 and 2018.
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
Our customers generally purchase advertising inventory through Google Ads (formerly AdWords), Google Ad Manager as part of the Authorized Buyers marketplace (formerly DoubleClick AdExchange), and Google Marketing Platform (includes what was formerly DoubleClick Bid Manager), among others.
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

Table of Contents	Alphabet Inc.

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
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.3 billion of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.
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

Table of Contents	Alphabet Inc.

The following tables summarize our debt securities by significant investment categories as of December 31, 2017 and September 30, 2018 (in millions):

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Non-Marketable Securities
Level 2:
Time deposits(1)	$359	$0	$0	$359	$357	$2	$0
Government bonds(2)	51,548	10	(406)	51,152	1,241	49,911	0
Corporate debt securities	24,269	21	(135)	24,155	126	24,029	0
Mortgage-backed and asset-backed securities	16,789	13	(180)	16,622	0	16,622	0
	92,965	44	(721)	92,288	1,724	90,564	0
Level 3:
Non-marketable debt securities	1,083	811	0	1,894	0	0	1,894

Total	$94,048	$855	$(721)	$94,182	$1,724	$90,564	$1,894

	As of September 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Non-Marketable Securities
	(unaudited)
Level 2:
Time deposits(1)	$718	$0	$0	$718	$718	$0	$0
Government bonds(2)	52,096	3	(664)	51,435	375	51,060	0
Corporate debt securities	24,867	10	(344)	24,533	16	24,517	0
Mortgage-backed and asset-backed securities	16,361	3	(455)	15,909	0	15,909	0
	94,042	16	(1,463)	92,595	1,109	91,486	0
Level 3:
Non-marketable debt securities	1,019	1,188	0	2,207	0	0	2,207

Total	$95,061	$1,204	$(1,463)	$94,802	$1,109	$91,486	$2,207

(1)	As of December 31, 2017, the majority of our time deposits were foreign deposits. As of September 30, 2018, the majority of our time deposits are domestic deposits.

(2)	Government bonds are comprised primarily of U.S. government notes, and also includes U.S. government agencies, foreign government bonds, and municipal securities.
We determine realized gains or losses on the sale of debt securities on a specific identification method. We recognized gross realized gains of $18 million and $5 million for the three months ended September 30, 2017 and 2018, respectively, and $180 million and $44 million for the nine months ended September 30, 2017 and 2018, respectively. We recognized gross realized losses of $64 million and $34 million for the three months ended September 30, 2017 and 2018, respectively, and $277 million and $106 million for the nine months ended September 30, 2017 and 2018, respectively. We reflect these gains and losses as a component of other income (expense), net, in the Consolidated Statements of Income.

Table of Contents	Alphabet Inc.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of September 30, 2018
Due in 1 year	$21,741
Due in 1 year through 5 years	56,083
Due in 5 years through 10 years	2,381
Due after 10 years	11,281
Total	$91,486
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2017 and September 30, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds(1)	$28,836	$(211)	$17,660	$(195)	$46,496	$(406)
Corporate debt securities	18,300	(114)	1,710	(21)	20,010	(135)
Mortgage-backed and asset-backed securities	11,061	(105)	3,449	(75)	14,510	(180)
Total	$58,197	$(430)	$22,819	$(291)	$81,016	$(721)

	As of September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Government bonds(1)	$32,099	$(320)	$16,700	$(344)	$48,799	$(664)
Corporate debt securities	14,541	(201)	6,865	(143)	21,406	(344)
Mortgage-backed and asset-backed securities	8,330	(192)	6,038	(263)	14,368	(455)
Total	$54,970	$(713)	$29,603	$(750)	$84,573	$(1,463)

(1)	Government bonds are comprised primarily of U.S. government notes, and also includes U.S. government agencies, foreign government bonds and municipal securities.
During the three and nine months ended September 30, 2017 and 2018, we did not recognize any significant other-than-temporary impairment losses. Losses on impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.

Table of Contents	Alphabet Inc.

The following table presents a reconciliation for our non-marketable debt securities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions, unaudited):

	Nine Months Ended
	September 30,
	2017	2018
Beginning balance	$1,165	$1,894
Total net gains (losses)
Included in earnings	(5)	11
Included in other comprehensive income	699	400
Purchases	85	19
Sales	(1)	(48)
Settlements	(54)	(69)
Ending balance	$1,889	$2,207
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
The following table summarizes marketable equity securities measured at fair value by significant investment categories as of December 31, 2017 and September 30, 2018 (in millions):

	As of December 31, 2017
	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$1,833	$0
Marketable equity securities	0	340
	1,833	340
Level 2:
Mutual funds(1)	0	252
Total	$1,833	$592

(1)	The fair value option was elected for mutual funds with gains (losses) recognized in other income (expense), net.

Table of Contents	Alphabet Inc.

	As of September 30, 2018
	(unaudited)
	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$5,262	$0
Marketable equity securities	0	1,247
	5,262	1,247
Level 2:
Mutual funds	0	240
Total	$5,262	$1,487
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
On January 1, 2018, we adopted ASU 2016-01 which changed the way we account for non-marketable securities. The carrying value of our non-marketable equity securities is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Because we adopted ASU 2016-01 prospectively, we recognize unrealized gains that occurred in prior periods in the first period after January 1, 2018 when there is an observable transaction for our securities. Non-marketable equity securities remeasured during the nine months ended September 30, 2018 are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities held as of September 30, 2018 (in millions, unaudited):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Upward adjustments	$1,075	$4,151
Downward adjustments (including impairment)	(41)	(138)
Total unrealized gain (loss) for non-marketable equity securities	$1,034	$4,013
The following table summarizes the total carrying value of our non-marketable equity securities held as of September 30, 2018 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions, unaudited):

Initial cost basis	$5,098
Upward adjustments	4,151
Downward adjustments (including impairment)	(138)
Total carrying value at the end of the period	$9,111
During the three months ended September 30, 2018, included in the $9.1 billion of non-marketable equity securities, $4.0 billion were measured at fair value based on observable market transactions, resulting in a net unrealized gain of $1.0 billion.

Table of Contents	Alphabet Inc.

Gains and losses on marketable and non-marketable equity securities
Realized and unrealized gains and losses for our marketable and non-marketable equity securities for the three and nine months ended September 30, 2018 are summarized below (in millions, unaudited):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Realized gain (loss) for equity securities sold during the period	$403	$1,352
Unrealized gain (loss) on equity securities held as of the end of the period(1)	979	4,123
Total gain (loss) recognized in other income (expense), net	$1,382	$5,475

(1)	Includes $1,034 million and $4,013 million related to non-marketable equity securities for the three and nine months ended September 30, 2018, respectively.
Investments accounted for under the Equity Method
As of December 31, 2017 and September 30, 2018, investments accounted for under the equity method had a carrying value of approximately $1.4 billion. Our share of gains and losses in equity method investments including impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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
We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows, earnings, and investment in foreign subsidiaries will be adversely affected by foreign currency exchange rate fluctuations. We also use interest rate derivative contracts to hedge interest rate exposures on our fixed income securities and debt issuances. Our program is not used for trading or speculative purposes.
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2017 and September 30, 2018, we received cash collateral related to the derivative instruments under our collateral security arrangements of $15 million and $256 million, respectively, which was included in other current assets.
Cash Flow Hedges
We use foreign currency forwards and option contracts, including collars (an option strategy comprised of a combination of purchased and written options), designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $11.7 billion and $11.8 billion as of December 31, 2017 and September 30, 2018, respectively. These contracts have maturities of 24 months or less.
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

As of September 30, 2018, the net gain or loss of our foreign currency cash flow hedges before tax effect was a net accumulated gain of $158 million, of which a net gain of $158 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. The notional principal of these contracts was $2.9 billion and $1.8 billion as of December 31, 2017 and September 30, 2018, respectively.
Gains and losses on these forward contracts are recognized in other income (expense), net, along with the offsetting gains and losses of the related hedged items.
Net Investment Hedges
During the quarter ended September 30, 2018, we entered into forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. The notional principal of these contracts was $5.2 billion as of September 30, 2018.
Gains and losses on these forward contracts are recognized in AOCI as part of the foreign currency translation adjustment.
Other Derivatives
Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of the outstanding foreign exchange contracts was $15.2 billion and $20.1 billion as of December 31, 2017 and September 30, 2018, respectively.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$51	$29	$80
Total		$51	$29	$80
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$230	$122	$352
Total		$230	$122	$352

Table of Contents	Alphabet Inc.

		As of September 30, 2018
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$173	$59	$232
Total		$173	$59	$232
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$47	$201	$248
Total		$47	$201	$248
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(324)	$(7)	$(1,011)	$117
Amount excluded from the assessment of effectiveness	0	(11)	0	(10)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	0	(46)	0	(46)
Total	$(324)	$(64)	$(1,011)	$61

Table of Contents	Alphabet Inc.

The effect of derivative instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income
	Three Months Ended
	September 30,
	2017		2018
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$27,772	$197	$33,740	$1,773

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$(191)	$0	$84	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	0	0	(4)	0
Amount excluded from the assessment of effectiveness	0	26	0	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	94	0	16
Derivatives designated as hedging instruments	0	(94)	0	(16)
Amount excluded from the assessment of effectiveness	0	5	0	7
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	0	0	24
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts
Derivatives not designated as hedging instruments	0	(39)	0	144
Total gains (losses)	$(191)	$(8)	$80	$175

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Nine Months Ended
	September 30,
	2017		2018
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$78,532	$693	$97,543	$6,723

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$29	$0	$(264)	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	0	0	2	0
Amount excluded from the assessment of effectiveness	0	72	0	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	230	0	(29)
Derivatives designated as hedging instruments	0	(230)	0	29
Amount excluded from the assessment of effectiveness	0	14	0	28
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	0	0	24
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts
Derivatives not designated as hedging instruments	0	(263)	0	244
Total gains (losses)	$29	$(177)	$(262)	$296

Table of Contents	Alphabet Inc.

Offsetting of Derivatives
We present our forwards and purchased options at gross fair values in the Consolidated Balance Sheets. For foreign currency collars, we present at net fair values where both purchased and written options are with the same counterparty. Our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2017 and September 30, 2018, information related to these offsetting arrangements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$102	$(22)	$80	$(64)	(1)	$(4)	$(2)	$10

	As of September 30, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$284	$(52)	$232	$(62)	(1)	$(151)	$(10)	$9

(1)
The balances as of December 31, 2017 and September 30, 2018 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

Offsetting of Liabilities

	As of December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$374	$(22)	$352	$(64)	(2)	$0	$0	$288

	As of September 30, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$300	$(52)	$248	$(62)	(2)	$0	$0	$186

(2)
The balances as of December 31, 2017 and September 30, 2018 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

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

For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2017 and September 30, 2018, assets that can only be used to settle obligations of these VIEs were $1.7 billion and $1.4 billion, respectively, and the liabilities for which creditors do not have recourse to us were $997 million and $916 million, respectively.
Calico
Calico is a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan.
In September 2014, AbbVie Inc. (AbbVie) and Calico entered into a research and development collaboration agreement intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. In the second quarter of 2018, AbbVie and Calico amended the collaboration agreement resulting in an increase in total commitments. As of September 30, 2018, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement and is committed to an additional $500 million which will be paid by the fourth quarter of 2019. As of September 30, 2018, Calico has contributed $250 million and has committed up to an additional $1.0 billion.
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
As of September 30, 2018, we have contributed $240 million to Calico in exchange for Calico convertible preferred units and are committed to fund up to an additional $990 million on an as-needed basis and subject to certain conditions.
Verily
Verily is a life science company with a mission to make the world's health data useful so that people enjoy healthier lives.
In 2017, Temasek, a Singapore-based investment company, purchased a noncontrolling interest in Verily for an aggregate of $800 million in cash. The transaction was accounted for as an equity transaction and no gain or loss was recognized. Noncontrolling interest and net loss attributable to noncontrolling interest were not separately presented on our consolidated financial statements as of and for the three and nine months ended September 30, 2018 as the amounts were not material.
Unconsolidated VIEs
Certain renewable energy investments included in our non-marketable equity investments accounted for under the equity method are VIEs. These entities' activities involve power generation using renewable sources. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance such as setting operating budgets. Therefore, we do not consolidate these VIEs in our consolidated financial statements. The carrying value and maximum exposure of these VIEs were $896 million and $740 million as of December 31, 2017 and September 30, 2018, respectively. The maximum exposure is based on current investments to date. We have determined the single source of our exposure to these VIEs is our capital investment in them.
Other unconsolidated VIEs were not material as of December 31, 2017 and September 30, 2018.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2017 and September 30, 2018.

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
The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2017	As of September 30, 2018
		(unaudited)
Long-term debt
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(57)	(52)
Subtotal(1)	$3,943	$3,948
Capital lease obligation	26	38
Total long-term debt	$3,969	$3,986

(1)	Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $4.0 billion as of December 31, 2017 and $3.8 billion as of September 30, 2018. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2018, we have $4.0 billion of revolving credit facilities which expire in July 2023. The interest rate for the credit facilities is determined based on a formula using certain market rates. No amounts were outstanding under the credit facility as of December 31, 2017 and September 30, 2018.

Table of Contents	Alphabet Inc.

Note 6. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2017	As of September 30, 2018
		(unaudited)
Land and buildings	$23,183	$28,159
Information technology assets	21,429	28,595
Construction in progress	10,491	15,120
Leasehold improvements	4,496	5,204
Furniture and fixtures	48	50
Property and equipment, gross	59,647	77,128
Less: accumulated depreciation	(17,264)	(21,828)
Property and equipment, net	$42,383	$55,300
As of December 31, 2017 and September 30, 2018, assets under capital lease with a cost basis of $390 million and $601 million, respectively, were included in property and equipment.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2017	As of September 30, 2018
		(unaudited)
European Commission fines(1)	$2,874	$7,993
Accrued customer liabilities	1,489	1,499
Other accrued expenses and current liabilities	5,814	6,444
Accrued expenses and other current liabilities	$10,177	$15,936

(1)	Includes the effects of foreign exchange and interest. See Note 9 for further details.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2016	$(2,646)	$(179)	$423	$(2,402)
Other comprehensive income (loss) before reclassifications	1,457	803	(668)	1,592
Amounts reclassified from AOCI	0	98	(34)	64
Other comprehensive income (loss)	1,457	901	(702)	1,656
Balance as of September 30, 2017	$(1,189)	$722	$(279)	$(746)

Table of Contents	Alphabet Inc.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2017	$(1,103)	$233	$(122)	$(992)
Other comprehensive income (loss) before reclassifications(1)	(466)	(574)	102	(938)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(10)	(10)
Amounts reclassified from AOCI	0	62	202	264
Other comprehensive income (loss)	(466)	(512)	294	(684)
Balance as of September 30, 2018	$(1,569)	$(279)	$172	$(1,676)

(1)
The change in unrealized gains (losses) on available-for-sale investments included a $98 million adjustment of net unrealized gains related to marketable equity securities from AOCI to opening retained earnings as a result of the adoption of ASU 2016-01 on January 1, 2018.

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2017	2018	2017	2018
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(47)	$(29)	$(98)	$(62)
	Provision for income taxes	0	0	0	0
	Net of tax	$(47)	$(29)	$(98)	$(62)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	$(191)	$84	$29	$(264)
Interest rate contracts	Other income (expense), net	1	1	4	3
	Benefit (provision) for income taxes	65	(15)	1	59
	Net of tax	$(125)	$70	$34	$(202)
Total amount reclassified, net of tax		$(172)	$41	$(64)	$(264)
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Interest income	$306	$481	$912	$1,336
Interest expense(1)	(27)	(28)	(73)	(85)
Foreign currency exchange losses, net	(53)	(55)	(101)	(112)
Loss on debt securities, net	(46)	(29)	(97)	(62)
Gain on equity securities, net	1	1,382	30	5,475
Loss and impairment from equity method investments, net	(31)	(27)	(93)	(139)
Other	47	49	115	310
Other income (expense), net	$197	$1,773	$693	$6,723

(1)
Interest expense is net of interest capitalized of $13 million and $23 million for the three months ended September 30, 2017 and 2018, respectively, and $32 million and $62 million for the nine months ended September 30, 2017 and 2018, respectively.

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
Other Acquisitions
During the nine months ended September 30, 2018, we completed other acquisitions and purchases of intangible assets for total consideration of approximately $531 million. In aggregate, $10 million was cash acquired, $278 million was attributed to intangible assets, $270 million was attributed to goodwill, and $27 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $80 million.
Pro forma results of operations for these acquisitions, including HTC, have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.
For all intangible assets acquired and purchased during the nine months ended September 30, 2018, patents and developed technology have a weighted-average useful life of 3.8 years, customer relationships have a weighted-average useful life of 2.2 years, and trade names and other have a weighted-average useful life of 3.7 years.
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2017	$16,295	$452	$16,747
Acquisitions	1,204	0	1,204
Transfers	80	(80)	0
Foreign currency translation and other adjustments	(53)	(3)	(56)
Balance as of September 30, 2018	$17,526	$369	$17,895
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$5,260	$3,040	$2,220
Customer relationships	359	263	96
Trade names and other	544	168	376
Total	$6,163	$3,471	$2,692

	As of September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$5,190	$3,314	$1,876
Customer relationships	357	301	56
Trade names and other	761	245	516
Total	$6,308	$3,860	$2,448

Table of Contents	Alphabet Inc.

Amortization expense relating to purchased intangible assets was $194 million and $218 million for the three months ended September 30, 2017 and 2018, respectively, and $600 million and $663 million for the nine months ended September 30, 2017 and 2018, respectively.
As of September 30, 2018, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter are as follows (in millions, unaudited):

Remainder of 2018	$202
2019	714
2020	587
2021	535
2022	208
Thereafter	202
Total	$2,448
Note 9. Contingencies
Legal Matters
Antitrust Investigations
On November 30, 2010, the EC's Directorate General for Competition opened an investigation into various antitrust-related complaints against us.
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
On April 20, 2016, the EC issued an SO regarding certain Android distribution practices. We responded to the SO and the EC's informational requests. On July 18, 2018, the EC announced its decision that certain provisions in Google’s Android-related distribution agreements infringed European competition law. The EC decision imposed a €4.34 billion ($5.07 billion as of June 30, 2018) fine and directed the termination of the conduct at issue. On October 9, 2018, we appealed the EC decision, and by October 29, 2018, we expect to have implemented changes to certain of our Android distribution practices. We recognized a charge of $5.07 billion for the fine in the second quarter of 2018. The fine is included in accrued expenses and other current liabilities on our Consolidated Balance Sheets.
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

Table of Contents	Alphabet Inc.

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
In 2010, Oracle America, Inc. (Oracle) brought a copyright lawsuit against Google in the Northern District of California, alleging that Google's Android operating system infringes Oracle's copyrights related to certain Java application programming interfaces. After trial, final judgment was entered by the district court in favor of Google on June 8, 2016, and the court decided post-trial motions in favor of Google. Oracle appealed and on March 27, 2018, the appeals court reversed and remanded the case for a trial on damages. On May 29, 2018, we filed a petition for an en banc rehearing at the Federal Circuit, and on August 28, 2018, the Federal Circuit denied the petition. We continue to review our options. We believe this lawsuit is without merit and are defending ourselves vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
Other
We are also regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving competition (such as the pending EC investigations described above), intellectual property, privacy, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.
Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.
With respect to our outstanding matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.
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
For information regarding income tax contingencies, see Note 13.

Table of Contents	Alphabet Inc.

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
During the nine months ended September 30, 2018, we repurchased and subsequently retired 5.7 million shares of Alphabet Class C capital stock for an aggregate amount of $6.4 billion.
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended September 30,
	2017			2018
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$2,891	$457	$3,384	$3,946	$620	$4,626
Denominator
Number of shares used in per share computation	297,804	47,078	348,603	298,614	46,885	350,135
Basic net income per share	$9.71	$9.71	$9.71	$13.21	$13.21	$13.21
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$2,891	$457	$3,384	$3,946	$620	$4,626
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	457	0	0	620	0	0
Reallocation of undistributed earnings	(38)	(7)	38	(46)	(8)	46
Allocation of undistributed earnings	$3,310	$450	$3,422	$4,520	$612	$4,672
Denominator
Number of shares used in basic computation	297,804	47,078	348,603	298,614	46,885	350,135
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	47,078	0	0	46,885	0	0
Restricted stock units and other contingently issuable shares	1,070	0	9,161	603	0	7,622
Number of shares used in per share computation	345,952	47,078	357,764	346,102	46,885	357,757
Diluted net income per share	$9.57	$9.57	$9.57	$13.06	$13.06	$13.06

Table of Contents	Alphabet Inc.

	Nine Months Ended September 30,
	2017			2018
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$6,734	$1,069	$7,879	$9,355	$1,471	$10,962
Denominator
Number of shares used in per share computation	297,291	47,189	347,853	298,445	46,921	349,741
Basic net income per share	$22.65	$22.65	$22.65	$31.34	$31.34	$31.34
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$6,734	$1,069	$7,879	$9,355	$1,471	$10,962
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,069	0	0	1,471	0	0
Reallocation of undistributed earnings	(92)	(17)	92	(116)	(19)	116
Allocation of undistributed earnings	$7,711	$1,052	$7,971	$10,710	$1,452	$11,078
Denominator
Number of shares used in basic computation	297,291	47,189	347,853	298,445	46,921	349,741
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	47,189	0	0	46,921	0	0
Restricted stock units and other contingently issuable shares	1,255	0	9,497	738	0	8,235
Number of shares used in per share computation	345,735	47,189	357,350	346,104	46,921	357,976
Diluted net income per share	$22.30	$22.30	$22.30	$30.95	$30.95	$30.95
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended September 30, 2017 and 2018, total stock-based compensation (SBC) expense was $1.9 billion and $2.3 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $1.8 billion and $2.2 billion, respectively. For the nine months ended September 30, 2017 and 2018, total stock-based compensation expense was $6.0 billion and $7.3 billion, respectively, including amounts associated with awards that we expect to settle in Alphabet stock of $5.8 billion and $7.1 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the nine months ended September 30, 2018 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2017	20,077,346	$712.45
Granted	11,429,182	$1,093.44
Vested	(9,792,335)	$738.53
Forfeited/canceled	(1,084,341)	$778.48
Unvested as of September 30, 2018	20,629,852	$907.63
As of September 30, 2018, there was $17.4 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years.

Table of Contents	Alphabet Inc.

Performance Fees
We have compensation arrangements with payouts based on realized investment returns. We recognize compensation expense based on the estimated payouts, which may result in expense recognized before investment returns are realized. For the three and nine months ended September 30, 2018, performance fees of $315 million and $1,185 million, respectively, primarily related to gains on equity securities (for further information on gains on equity securities, see Note 3) were accrued and recorded as a component of general and administrative expenses.
Note 13. Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $4.7 billion and $4.6 billion as of December 31, 2017 and September 30, 2018, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3.0 billion and $2.9 billion as of December 31, 2017 and September 30, 2018, respectively.
The Tax Act enacted in December 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of December 31, 2017. In the third quarter of 2018 we made adjustments to the provisional amounts, including continued refinements to our deferred taxes. We continue to collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies. The accounting for the tax effects of the Tax Act will be completed by the end of 2018.
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

In Q1 2018, Nest joined forces with Google’s hardware team. Consequently, the financial results of Nest are reported in the Google segment, with Nest revenues reflected in Google other revenues. Prior period segment information has been recast to conform to the current period segment presentation. Consolidated financial results are not affected.
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Revenues:
Google	$27,655	$33,594	$78,186	$97,102
Other Bets	117	146	346	441
Total revenues	$27,772	$33,740	$78,532	$97,543

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Operating income (loss):
Google	$8,582	$9,490	$23,692	$26,817
Other Bets	(650)	(727)	(1,986)	(2,030)
Reconciling items(1)	(150)	(453)	(3,224)	(6,669)
Total income from operations	$7,782	$8,310	$18,482	$18,118

(1)
Reconciling items are primarily comprised of the European Commission fines for the nine months ended September 30, 2017 and 2018 and performance fees for the three and nine months ended September 30, 2018, as well as corporate administrative costs and other miscellaneous items that are not allocated to individual segments for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Capital expenditures:
Google	$3,563	$5,643	$8,810	$18,611
Other Bets	73	55	388	120
Reconciling items(2)	(98)	(416)	(321)	(673)
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$3,538	$5,282	$8,877	$18,058

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

Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Stock-based compensation:
Google	$1,690	$2,071	$5,456	$6,663
Other Bets	94	125	261	364
Reconciling items(3)	36	34	115	73
Total stock-based compensation(4)	$1,820	$2,230	$5,832	$7,100

Depreciation, amortization, and impairment:
Google	$1,693	$2,277	$4,673	$6,209
Other Bets	68	78	216	246
Total depreciation, amortization, and impairment as presented on the Consolidated Statements of Cash Flows	$1,761	$2,355	$4,889	$6,455

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)	For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2017	As of September 30, 2018
		(unaudited)
Long-lived assets:
United States	$55,113	$69,939
International	17,874	21,897
Total long-lived assets	$72,987	$91,836
For revenues by geography, see Note 2.

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Below are our key financial results for the three months ended September 30, 2018 (consolidated unless otherwise noted):

•	Revenues of $33.7 billion and revenue growth of 21% year over year, constant currency revenue growth of 22% year over year.

•	Google segment revenues of $33.6 billion with revenue growth of 21% year over year and Other Bets revenues of $146 million with revenue growth of 25% year over year.

•	Revenues from the United States, EMEA, APAC, and Other Americas were $15.5 billion, $11.0 billion, $5.4 billion, and $1.8 billion, respectively.

•	Cost of revenues was $14.3 billion, consisting of TAC of $6.6 billion and other cost of revenues of $7.7 billion. Our TAC as a percentage of advertising revenues was 23%.

•	Operating expenses (excluding cost of revenues) were $11.1 billion.

•	Income from operations was $8.3 billion.

•	Other income (expense), net, was $1.8 billion.

•	Effective tax rate was 9%.

•	Net income was $9.2 billion with diluted net income per share of $13.06.

•	Operating cash flow was $13.2 billion.

•	Capital expenditures were $5.3 billion.

•	Number of employees was 94,372 as of September 30, 2018.
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

In Q1 2018, Nest joined forces with Google’s hardware team. Consequently, the financial results of Nest are reported in the Google segment, with Nest revenues reflected in Google other revenues. Prior period segment information has been recast to conform to the current period segment presentation. Consolidated financial results are not affected.
Please refer to Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Table of Contents	Alphabet Inc.

Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Google segment
Google properties revenues	$19,723	$24,054	$55,551	$69,314
Google Network Members' properties revenues	4,342	4,900	12,597	14,369
Google advertising revenues	24,065	28,954	68,148	83,683
Google other revenues	3,590	4,640	10,038	13,419
Google segment revenues	27,655	33,594	78,186	97,102

Other Bets
Other Bets revenues	117	146	346	441

Revenues	$27,772	$33,740	$78,532	$97,543
Google segment
The following table presents our Google segment revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Google segment revenues	$27,655	$33,594	$78,186	$97,102
Google segment revenues as a percentage of total revenues	99.6%	99.6%	99.6%	99.5%
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
Paid clicks for our Google properties represent engagement by users and include clicks on advertisements by end-users related to searches on Google.com, clicks related to advertisements on other owned and operated properties including Gmail, Google Maps, and Google Play; and viewed YouTube engagement ads. Impressions for our Google Network Members' properties include impressions displayed to users served on Google Network Members' properties participating primarily in AdMob, AdSense for Content, AdSense for Search, and Google Ad Manager (includes what was formerly DoubleClick AdExchange).
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
Google properties
The following table presents our Google properties revenues (in millions, unaudited), and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Google properties revenues	$19,723	$24,054	$55,551	$69,314
Google properties revenues as a percentage of Google segment revenues	71.3%	71.6%	71.0%	71.4%
Paid clicks change		62%		60%
Cost-per-click change		(28)%		(23)%
Google properties revenues consist primarily of advertising revenues that are generated on:

•	Google search properties which includes revenues from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.; and

•	Other Google owned and operated properties like Gmail, Google Maps, Google Play, and YouTube.
Our Google properties revenues increased $4,331 million from the three months ended September 30, 2017 to the three months ended September 30, 2018. The growth was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in YouTube driven primarily by video advertising, as well as growth in desktop search due to improvements in ad formats and delivery.
Our Google properties revenues increased $13,763 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The growth was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in desktop search due to improvements in ad formats and delivery, as well as growth in YouTube driven primarily by video advertising. Additionally, the growth was favorably affected by the general weakening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs on Google properties increased from the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2018 primarily due to growth in YouTube engagement ads, and to a lesser extent, increases in mobile search queries, improvements we have made in ad formats and delivery, and continued global expansion of our products, advertisers and user base. The positive effect on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was primarily driven by continued growth in YouTube

Table of Contents	Alphabet Inc.

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
Google Network Members' properties
The following table presents our Google Network Members' properties revenues (in millions, unaudited) and changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Google Network Members' properties revenues	$4,342	$4,900	$12,597	$14,369
Google Network Members' properties revenues as a percentage of Google segment revenues	15.7%	14.6%	16.1%	14.8%
Impressions change		1%		1%
Cost-per-impression change		11%		14%
Google Network Members' properties revenues consist primarily of advertising revenues generated from advertisements served on Google Network Members' properties participating in:

•	AdMob;

•	AdSense (such as AdSense for Content, AdSense for Search, etc.); and

•	Google Ad Manager.
Our Google Network Members' properties revenues increased $558 million and increased $1,772 million from the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2018, respectively. The growth was primarily driven by strength in both AdMob and programmatic advertising buying. Additionally, the growth from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was favorably affected by the general weakening of the U.S. dollar compared to certain foreign currencies.
The impressions from the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2018 were relatively unchanged, with growth in both AdMob and programmatic advertising buying offset by a decrease from our traditional AdSense for Content business due to ongoing product changes. The increases in cost-per-impression were primarily due to ongoing product and policy changes and improvements we have made in ad formats and delivery and were also affected by changes in device mix, geographic mix, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Google other revenues	$3,590	$4,640	$10,038	$13,419
Google other revenues as a percentage of Google segment revenues	13.0%	13.8%	12.8%	13.8%
Google other revenues consist primarily of revenues from:
•Apps, in-app purchases, and digital content in the Google Play store;

•	Google Cloud offerings; and

•	Hardware.
Our Google other revenues increased $1,050 million from the three months ended September 30, 2017 to the three months ended September 30, 2018. The growth was primarily driven by revenues from Google Cloud offerings as well as revenues from Google Play, largely relating to in-app purchases (revenues which we recognize net of payout to developers).
Our Google other revenues increased $3,381 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The growth was primarily driven by revenues from Google Cloud offerings,

Table of Contents	Alphabet Inc.

revenues from Google Play, largely relating to in-app purchases (revenues which we recognize net of payout to developers), and hardware sales.
Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Other Bets revenues	$117	$146	$346	$441
Other Bets revenues as a percentage of total revenues	0.4%	0.4%	0.4%	0.5%
Other Bets revenues consist primarily of revenues and sales from internet and TV services as well as licensing and R&D services.
Our Other Bets revenues increased $29 million from the three months ended September 30, 2017 to the three months ended September 30, 2018. The growth was primarily driven by revenues from Verily licensing and R&D services and sales of Access internet and TV services.
Our Other Bets revenues increased $95 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The growth was primarily driven by revenues from sales of Access internet and TV services and revenues from Verily licensing and R&D services.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the billing addresses of our customers (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
United States	47%	46%	47%	46%
EMEA	33%	32%	33%	33%
APAC	15%	16%	15%	15%
Other Americas	5%	6%	5%	6%
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
The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
EMEA revenues	$9,097	$10,958	$25,733	$32,217
Exclude foreign exchange effect on current period revenues using prior year rates	(283)	123	557	(1,692)
Exclude hedging effect recognized in current period	161	(49)	15	271
EMEA constant currency revenues	$8,975	$11,032	$26,305	$30,796
Prior period EMEA revenues, excluding hedging effect	$7,288	$9,258	$21,714	$25,748
EMEA revenue growth	23%	20%	17%	25%
EMEA constant currency revenue growth	23%	19%	21%	20%

APAC revenues	$4,199	$5,424	$11,548	$15,318
Exclude foreign exchange effect on current period revenues using prior year rates	54	94	(33)	(195)
Exclude hedging effect recognized in current period	18	(23)	(52)	(8)
APAC constant currency revenues	$4,271	$5,495	$11,463	$15,115
Prior period APAC revenues, excluding hedging effect	$3,248	$4,217	$8,920	$11,496
APAC revenue growth	29%	29%	29%	33%
APAC constant currency revenue growth	31%	30%	29%	31%

Other Americas revenues	$1,546	$1,835	$4,230	$5,408
Exclude foreign exchange effect on current period revenues using prior year rates	(26)	168	(111)	193
Exclude hedging effect recognized in current period	12	(8)	8	(1)
Other Americas constant currency revenues	$1,532	$1,995	$4,127	$5,600
Prior period Other Americas revenues, excluding hedging effect	$1,161	$1,558	$3,157	$4,238
Other Americas revenue growth	33%	19%	33%	28%
Other Americas constant currency revenue growth	32%	28%	31%	32%

United States revenues	$12,930	$15,523	$37,021	$44,600
United States revenue growth	21%	20%	23%	20%

Total revenues	$27,772	$33,740	$78,532	$97,543
Total constant currency revenues	$27,708	$34,045	$78,916	$96,111
Total revenue growth	24%	21%	22%	24%
Total constant currency revenue growth	24%	22%	24%	22%
Our EMEA revenues for the three months ended September 30, 2018 were unfavorably affected by foreign currency exchange rates primarily due to the U.S. dollar strengthening, slightly offset by hedging benefits. Our EMEA revenues for the nine months ended September 30, 2018 were favorably affected by foreign currency exchange rates, slightly offset by hedging losses. The foreign exchange effect was primarily due to the U.S. dollar weakening relative to certain currencies, including the Euro and British pound.

Table of Contents	Alphabet Inc.

Our revenues from APAC for the three months ended September 30, 2018 were unfavorably affected by foreign currency exchange rates, slightly offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to certain currencies, including the Australian dollar and Indian rupee. Our revenues from APAC for the nine months ended September 30, 2018 were favorably affected by foreign currency exchange rates and hedging benefits. The foreign exchange effect was due to the U.S. dollar weakening relative to certain currencies including the Japanese yen and South Korean won.
Our revenues from Other Americas for the three months ended September 30, 2018 were unfavorably affected by foreign currency exchange rates, slightly offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to certain currencies, including the Brazilian real and Argentine peso. Our revenues from Other Americas for the nine months ended September 30, 2018 were unfavorably affected by foreign currency exchange rates. The foreign exchange effect was due to the U.S. dollar strengthening relative to certain currencies, including the Brazilian real and Argentine peso, partially offset by the effect of the U.S. dollar weakening relative to the Canadian dollar.
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

•	Credit card and other transaction fees related to processing customer transactions;

•	Expenses associated with our data centers and other operations (including bandwidth, compensation expenses (including SBC), depreciation, energy, and other equipment costs); and

•	Inventory related costs for hardware we sell.

Table of Contents	Alphabet Inc.

The following tables present our cost of revenues, including TAC (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
TAC	$5,502	$6,582	$15,222	$19,290
Other cost of revenues	5,646	7,699	16,094	22,341
Total cost of revenues	$11,148	$14,281	$31,316	$41,631
Total cost of revenues as a percentage of revenues	40.1%	42.3%	39.9%	42.7%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
TAC to distribution partners	$2,401	$3,155	$6,255	$9,066
TAC to distribution partners as a percentage of Google properties revenues(1) (Google properties TAC rate)	12.2%	13.1%	11.3%	13.1%

TAC to Google Network Members	$3,101	$3,427	$8,967	$10,224
TAC to Google Network Members as a percentage of Google Network Members' properties revenues(1) (Network Members TAC rate)	71.4%	69.9%	71.2%	71.2%

TAC	$5,502	$6,582	$15,222	$19,290
TAC as a percentage of advertising revenues(1) (Aggregate TAC rate)	22.9%	22.7%	22.3%	23.1%

(1)	Revenues include hedging gains (losses) which affect TAC rates.
Cost of revenues increased $3,133 million from the three months ended September 30, 2017 to the three months ended September 30, 2018. The increase was due to increases in TAC and other cost of revenues of $1,080 million and $2,053 million, respectively. Cost of revenues increased $10,315 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase was due to increases in TAC and other cost of revenues of $4,068 million and $6,247 million, respectively.
The increase in TAC to distribution partners from the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2018 was a result of an increase in Google properties revenues and the associated TAC rate. The increase in the Google properties TAC rate was driven by changes in partner agreements and the ongoing shift to mobile, which carries higher TAC because more mobile searches are channeled through paid access points.
The increase in TAC to Google Network Members from the three months ended September 30, 2017 to the three months ended September 30, 2018 was a result of an increase in Google Network Members' properties revenues offset by a decrease in the associated TAC rate. The decrease in the Network Members TAC rate from the three months ended September 30, 2017 to the three months ended September 30, 2018 was attributable to a combination of factors, none of which were individually significant.
The increase in TAC to Google Network Members from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was a result of an increase in Google Network Members' properties revenues. The Network Members TAC rate from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was unchanged.
The aggregate TAC rate was relatively flat from the three months ended September 30, 2017 to the three months ended September 30, 2018 as a result of a favorable revenue mix shift from Google Network Members' properties to Google properties, offset by an increase in Google properties TAC rate. The increase in the aggregate TAC rate from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was a result of an increase in Google properties TAC rate, partially offset by a favorable revenue mix shift from Google Network Members' properties to Google properties.

Table of Contents	Alphabet Inc.

The increase in other cost of revenues from the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2018 was due to an increase in data center and other operations costs, which was affected by increased allocations primarily from general and administrative expenses, and content acquisition costs as a result of increased activities related to YouTube. In addition, there was an increase in hardware related costs from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 .
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

•	Growth rates of expenses associated with our data centers and other operations, content acquisition costs, as well as our hardware inventory and related costs;

•	Increased proportion of non-advertising revenues, whose costs of revenues are generally higher in relation to our advertising revenues; and

•	Relative revenue growth rates of Google properties and our Google Network Members' properties.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Research and development expenses	$4,205	$5,232	$12,319	$15,385
Research and development expenses as a percentage of revenues	15.1%	15.5%	15.7%	15.8%
R&D expenses consist primarily of:

•	Compensation expenses (including SBC) and facilities-related costs for employees responsible for R&D of our existing and new products and services; and

•	Depreciation and equipment-related expenses.
R&D expenses increased $1,027 million from the three months ended September 30, 2017 to the three months ended September 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $714 million, largely resulting from a 25% increase in headcount. In addition, there was an increase in depreciation and equipment-related expenses of $180 million.
R&D expenses increased $3,066 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $2,188 million, largely resulting from a 21% increase in headcount. In addition, there was an increase in depreciation and equipment-related expenses of $609 million.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Sales and marketing expenses	$3,042	$3,849	$8,583	$11,233
Sales and marketing expenses as a percentage of revenues	11.0%	11.4%	10.9%	11.5%

Table of Contents	Alphabet Inc.

Sales and marketing expenses consist primarily of:

•	Advertising and promotional expenditures related to our products and services; and

•	Compensation expenses (including SBC) and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $807 million from the three months ended September 30, 2017 to the three months ended September 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $372 million, largely resulting from a 15% increase in headcount. In addition, there was an increase in advertising and promotional expenses of $288 million, largely resulting from increases in marketing and promotion-related expenses for our Cloud offerings, Chrome operating system, and the Google Assistant.
Sales and marketing expenses increased $2,650 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $1,065 million, largely resulting from a 10% increase in headcount. In addition, there was an increase in advertising and promotional expenses of $1,016 million, largely resulting from increases in marketing and promotion-related expenses for our Cloud offerings, the Google Assistant, and Chrome operating system.
We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues in future periods.
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
General and administrative expenses	$1,595	$2,068	$5,096	$6,105
General and administrative expenses as a percentage of revenues	5.7%	6.1%	6.5%	6.3%
General and administrative expenses consist primarily of:

•	Amortization of certain intangible assets;

•	Compensation expenses (including SBC) and facilities-related costs for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses; and

•	Professional services fees primarily related to audit, information technology consulting, outside legal, and outsourcing services.
General and administrative expenses increased $473 million from the three months ended September 30, 2017 to the three months ended September 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $480 million, largely resulting from accrued performance fees related to gains on securities. In addition, there was an increase in professional services fees of $106 million. The increases were offset by reduced allocations (with a corresponding net increase primarily in cost of revenues).
General and administrative expenses increased $1,009 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $1,422 million, largely resulting from accrued performance fees related to gains on securities. The increase was offset by reduced allocations (with a corresponding net increase primarily in cost of revenues).
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
Other Income (Expense), Net
The following table presents other income (expense), net (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Other income (expense), net	$197	$1,773	$693	$6,723
Other income (expense), net, as a percentage of revenues	0.7%	5.3%	0.9%	6.9%
Other income (expense), net, increased $1,576 million from the three months ended September 30, 2017 to the three months ended September 30, 2018. This increase was primarily driven by gains on equity securities.
Other income (expense), net, increased $6,030 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. This increase was primarily driven by gains on equity securities.
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
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate; unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Provision for income taxes	$1,247	$891	$3,493	$3,053
Effective tax rate	15.6%	8.8%	18.2%	12.3%
Our provision for income taxes and effective tax rate decreased from the three months ended September 30, 2017 to the three months ended September 30, 2018. The decrease is primarily due to the effects of the Tax Act that became effective in 2018 and a decrease in unrecognized tax benefits in 2018 as compared to 2017.
Our provision for income taxes decreased from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The decrease is primarily due to a release of our deferred tax asset valuation allowance related to gains on equity securities and the effects of the Tax Act, partially offset by an increase in income before income taxes and benefits recognized in 2017 from the resolution of a multi-year audit in the U.S. that did not recur in 2018.
Our effective tax rate decreased from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The decrease is primarily due to a release of our deferred tax asset valuation allowance related to gains on equity securities and the effects of the Tax Act, partially offset by a larger EC fine in 2018 as compared to 2017, neither of which are tax deductible, and benefits recognized in 2017 from the resolution of a multi-year audit in the U.S. that did not recur in 2018.
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

Capital Resources and Liquidity
As of September 30, 2018, we had $106.4 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid debt instruments of government bonds, corporate debt securities, mortgage-backed and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.
In December, 2017, the Tax Act was enacted and we recorded a tax liability for the estimated one-time transition tax on accumulated foreign subsidiary earnings. As of September 30, 2018, the remaining long-term tax payable related to the Tax Act of $7.7 billion is presented within “income tax payable, non-current,” on our Consolidated Balance Sheets. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
In July 2018, the EC announced its decision that certain provisions in Google's Android-related distribution agreements infringed European competition law. The EC decision imposed a €4.34 billion ($5.07 billion as of June 30, 2018) fine, which was accrued in the second quarter of 2018. The fine is due in October 2018 and we intend to provide bank guarantees in lieu of a cash payment for the fine.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2018, we had no commercial paper outstanding. As of September 30, 2018, we have $4.0 billion of revolving credit facilities expiring in July 2023 with no amounts outstanding. The interest rate for the credit facilities is determined based on a formula using certain market rates. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of September 30, 2018, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $3.9 billion.
In October 2016, the board of directors of Alphabet authorized the company to repurchase up to $7.0 billion of its Class C capital stock, which was completed during the first quarter of 2018. In January 2018, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. During the nine months ended September 30, 2018, we repurchased and subsequently retired 5.7 million shares of Alphabet Class C capital stock for an aggregate amount of $6.4 billion.
For the nine months ended September 30, 2017 and 2018, our cash flows were as follows (in millions, unaudited):

	Nine Months Ended
	September 30,
	2017	2018
Net cash provided by operating activities	$26,823	$34,984
Net cash used in investing activities	$(24,427)	$(21,628)
Net cash used in financing activities	$(5,120)	$(10,433)
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
Net cash provided by operating activities increased from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily due to increases in cash received from advertising revenues and Google

Table of Contents	Alphabet Inc.

other revenues (net of payouts to app developers) offset by increases in cash paid for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment; purchases, maturities, and sales of marketable and non-marketable securities; and payments for acquisitions.
Net cash used in investing activities decreased from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily due to a decrease in purchases of marketable securities, partially offset by increases in purchases of property and equipment, including the purchase of the Chelsea Market building, and increases in payments for acquisitions. In addition, there was a decrease in maturities and sales of marketable securities.
Cash Used in Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments from stock-based award activities, repurchases of capital stock, and net proceeds or payments from issuance or repayments of debt.
Net cash used in financing activities increased from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily due to higher cash payments for repurchases of capital stock and stock-based award activities, and lower cash proceeds from the sale of subsidiary shares.
Contractual Obligations
We had long-term taxes payable of $7.7 billion as of September 30, 2018 related to a one-time transition tax payable incurred as a result of the Tax Act. For further information on the Tax Act, see Note 13. In addition, we had long-term taxes payable of $3.8 billion as of September 30, 2018 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. We also share Google news and product updates on Google’s Keyword blog at https://www.blog.google/. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Other." The content of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - 31	568	$1,183.57	568	$5,866
August 1 - 31	657	$1,225.98	657	$5,061
September 1 - 30	617	$1,171.29	617	$4,338
Total	1,842	$1,194.58	1,842

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

(2)	Average price paid per share includes costs associated with the repurchases.

Table of Contents	Alphabet Inc.

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01		Google blog post dated July 18, 2018	Current Report on Form 8-K (File No. 001-37580)	July 18, 2018
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
October 25, 2018	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
October 25, 2018	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer