Form 10-K/A
period 2018-12-31
Alphabet Inc.
filed 2019-02-06
CIK 1652044

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

Alphabet Inc.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Alphabet Inc. (the “Company”) for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 5, 2019 (the “Original Form 10-K”), is being filed for the sole purpose of updating the consent in Exhibit 23.01 to reflect the signature of Ernst & Young LLP, the Company’s independent auditor, which was inadvertently omitted from the consent filed as part of the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

See Item 15(a)(1) (Consolidated Financial Statements) appearing on page 85 of the Original Form 10-K.

2. Financial Statement Schedules

See Item 15(a)(2) (Financial Statement Schedules) appearing on page 85 of the Original Form 10-K.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

2.01	Agreement and Plan of Merger, dated October 2, 2015, by and among Google Inc., the Registrant and Maple Technologies Inc.	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

3.01	Amended and Restated Certificate of Incorporation of the Registrant, dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

3.02	Amended and Restated Bylaws of the Registrant, dated October 2, 2015	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.01	Specimen Class A Common Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.02	Specimen Class C Capital Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.03	Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.04	Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Larry Page and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.05	Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Sergey Brin and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.06	Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Eric E. Schmidt and certain of its affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.07	Class C Undertaking, dated October 2, 2015, executed by the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

4.08	Indenture, dated February 12, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	Registration Statement on Form S-3 (File No. 333-209510)	February 12, 2016

4.09	Registrant Registration Rights Agreement dated December 14, 2015	Registration Statement on Form S-3 (File No. 333-209518)	February 12, 2016

4.10		First Supplemental Indenture, dated April 27, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 001-37580)	April 27, 2016

4.11		Form of the Registrant’s 3.625% Notes due 2021 (included in Exhibit 4.10)

4.12		Form of the Registrant’s 3.375% Notes due 2024 (included in Exhibit 4.10)

4.13		Form of the Registrant’s 1.998% Note due 2026	Current Report on Form 8-K (File No. 001-37580)	August 9, 2016

10.01		Form of Indemnification Agreement entered into between the Registrant, its affiliates and its directors and officers	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.02	t	Compensation Plan Agreement, dated October 2, 2015, between Google Inc. and the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.03	t	Director Arrangements Agreement, dated October 2, 2015, between Google Inc. and the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.04	t	Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015

10.05	t	Google Inc. 2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	June 7, 2011

10.05.1	t	Google Inc. 2004 Stock Plan - Form of Google Stock Option Agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.05.2	t	Google Inc. 2004 Stock Plan - Form of Google Restricted Stock Unit Agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.05.3	t	Google Inc. 2004 Stock Plan - Amendment to Stock Option Agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.06	t	Alphabet Inc. 2012 Stock Plan	Current Report on Form 8-K (File No. 001-37580)	June 8, 2018

10.06.1	t	Alphabet Inc. 2012 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	November 3, 2016

10.07	t	Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan	Registration Statement on Form S-8 (File No. 333-181661)	May 24, 2012

10.08	t	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan	Registration Statement on Form S-8 (File No. 333-167411)	June 9, 2010

10.09	t	Apigee Corporation 2015 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-214573)	November 10, 2016

10.09.1	t	Apigee Corporation 2015 Equity Incentive Plan - Form of Restricted Stock Unit Agreement	Registration Statement on Form S-8 (File No. 333-214573)	November 10, 2016

14.01		Code of Conduct of the Registrant as amended on September 21, 2017	Annual Report on Form 10-K (File No. 001-37580)	February 6, 2018

21.01		Subsidiaries of the Registrant	Annual Report on Form 10-K (File No. 001-37580)	February 5, 2019

23.01	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01		Power of Attorney	Annual Report on Form 10-K (File No. 001-37580)	February 5, 2019

31.01		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-37580)	February 5, 2019

31.02		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-37580)	February 5, 2019

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01		Google blog post dated July 18, 2018	Current Report on Form 8-K (File No. 001-37580)	July 18, 2018

101.INS		XBRL Instance Document	Annual Report on Form 10-K (File No. 001-37580)	February 5, 2019

101.SCH		XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (File No. 001-37580)	February 5, 2019

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (File No. 001-37580)	February 5, 2019

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (File No. 001-37580)	February 5, 2019

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Annual Report on Form 10-K (File No. 001-37580)	February 5, 2019

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K (File No. 001-37580)	February 5, 2019

t	Indicates management compensatory plan, contract, or arrangement.

*	Filed herewith.

‡	Furnished pursuant to Annual Report on Form 10-K (File No. 001-37580) on February 5, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2019

ALPHABET INC.

By:	/S/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer (Principal Financial Officer)