Form 10-Q
period 2019-03-31
Alphabet Inc.
filed 2019-04-30
CIK 1652044

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 22, 2019, there were 299,436,023 shares of Alphabet’s Class A common stock outstanding, 46,544,284 shares of Alphabet's Class B common stock outstanding, and 348,263,508 shares of Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2019

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

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our monetization trends will fluctuate, which could affect our revenues and margins in the future;

•	our expectation that our traffic acquisition costs (TAC) and the associated TAC rates will fluctuate in the future;

•	our expectation that our results will be affected by our performance in international markets as users in developing economies increasingly come online;

•	our expectation that the portion of our revenues that we derive from non-advertising revenues will continue to increase and may affect margins;

•	our expectation that our other income (expense), net (OI&E), will fluctuate in the future, as it is largely driven by market dynamics;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	fluctuations in our capital expenditures;

•	our expectations related to the operating structure implemented pursuant to the Alphabet holding company reorganization;

•	the sufficiency and timing of our proposed remedies in response to the European Commission's (EC) decisions;

•	the expected timing and amount of Alphabet Inc.'s share repurchases;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Table of Contents	Alphabet Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2018	As of March 31, 2019
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,701	$19,148
Marketable securities	92,439	94,340
Total cash, cash equivalents, and marketable securities	109,140	113,488
Accounts receivable, net of allowance of $729 and $761	20,838	19,149
Income taxes receivable, net	355	111
Inventory	1,107	1,053
Other current assets	4,236	4,406
Total current assets	135,676	138,207
Non-marketable investments	13,859	14,474
Deferred income taxes	737	750
Property and equipment, net	59,719	60,528
Operating lease assets	0	8,837
Intangible assets, net	2,220	2,063
Goodwill	17,888	17,943
Other non-current assets	2,693	2,547
Total assets	$232,792	$245,349
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,378	$3,710
Accrued compensation and benefits	6,839	5,072
Accrued expenses and other current liabilities	16,958	19,382
Accrued revenue share	4,592	4,318
Deferred revenue	1,784	1,667
Income taxes payable, net	69	761
Total current liabilities	34,620	34,910
Long-term debt	4,012	4,066
Deferred revenue, non-current	396	391
Income taxes payable, non-current	11,327	11,605
Deferred income taxes	1,264	1,282
Operating lease liabilities	0	8,206
Other long-term liabilities	3,545	1,417
Total liabilities	55,164	61,877
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 695,556 (Class A 299,242, Class B 46,636, Class C 349,678) and 694,782 (Class A 299,444, Class B 46,527, Class C 348,811) shares issued and outstanding	45,049	46,532
Accumulated other comprehensive loss	(2,306)	(1,780)
Retained earnings	134,885	138,720
Total stockholders’ equity	177,628	183,472
Total liabilities and stockholders’ equity	$232,792	$245,349
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2018	2019
Revenues	$31,146	$36,339
Costs and expenses:
Cost of revenues	13,467	16,012
Research and development	5,039	6,029
Sales and marketing	3,604	3,905
General and administrative	1,403	2,088
European Commission fine	0	1,697
Total costs and expenses	23,513	29,731
Income from operations	7,633	6,608
Other income (expense), net	2,910	1,538
Income before income taxes	10,543	8,146
Provision for income taxes	1,142	1,489
Net income	$9,401	$6,657

Basic net income per share of Class A and B common stock and Class C capital stock	$13.53	$9.58
Diluted net income per share of Class A and B common stock and Class C capital stock	$13.33	$9.50
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	March 31,
	2018	2019
Net income	$9,401	$6,657
Other comprehensive income:
Change in foreign currency translation adjustment	657	(36)
Available-for-sale investments:
Change in net unrealized gains (losses)	(208)	719
Less: reclassification adjustment for net (gains) losses included in net income	39	7
Net change (net of tax effect of $0 and $88)	(169)	726
Cash flow hedges:
Change in net unrealized gains (losses)	(262)	(30)
Less: reclassification adjustment for net (gains) losses included in net income	194	(104)
Net change (net of tax effect of $12 and $1)	(68)	(134)
Other comprehensive income	420	556
Comprehensive income	$9,821	$7,213
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended March 31, 2018
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	694,783	$40,247	$(992)	$113,247	$152,502
Cumulative effect of accounting change	0	0	(98)	(599)	(697)
Common and capital stock issued	2,144	51	0	0	51
Stock-based compensation expense	0	2,457	0	0	2,457
Tax withholding related to vesting of restricted stock units and other	0	(1,136)	0	0	(1,136)
Repurchases of capital stock	(1,982)	(132)	0	(2,041)	(2,173)
Sale of subsidiary shares	0	0	0	0	0
Net income	0	0	0	9,401	9,401
Other comprehensive income	0	0	420	0	420
Balance as of March 31, 2018	694,945	$41,487	$(670)	$120,008	$160,825

	Three Months Ended March 31, 2019
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	695,556	$45,049	$(2,306)	$134,885	$177,628
Cumulative effect of accounting change	0	0	(30)	(4)	(34)
Common and capital stock issued	1,912	39	0	0	39
Stock-based compensation expense	0	2,788	0	0	2,788
Tax withholding related to vesting of restricted stock units and other	0	(1,184)	0	0	(1,184)
Repurchases of capital stock	(2,686)	(207)	0	(2,818)	(3,025)
Sale of subsidiary shares	0	47	0	0	47
Net income	0	0	0	6,657	6,657
Other comprehensive income	0	0	556	0	556
Balance as of March 31, 2019	694,782	$46,532	$(1,780)	$138,720	$183,472

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	March 31,
	2018	2019
Operating activities
Net income	$9,401	$6,657
Adjustments:
Depreciation and impairment of property and equipment	1,791	2,416
Amortization and impairment of intangible assets	195	197
Stock-based compensation expense	2,457	2,769
Deferred income taxes	(18)	(73)
Gain on debt and equity securities, net	(2,992)	(1,081)
Other	(257)	22
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,700	1,172
Income taxes, net	782	1,068
Other assets	(241)	(265)
Accounts payable	122	(425)
Accrued expenses and other liabilities	(1,142)	(229)
Accrued revenue share	(286)	(147)
Deferred revenue	130	(81)
Net cash provided by operating activities	11,642	12,000
Investing activities
Purchases of property and equipment	(7,299)	(4,638)
Proceeds from disposals of property and equipment	30	34
Purchases of marketable securities	(8,849)	(20,883)
Maturities and sales of marketable securities	9,351	21,006
Purchases of non-marketable investments	(327)	(907)
Maturities and sales of non-marketable investments	498	99
Acquisitions, net of cash acquired, and purchases of intangible assets	(1,250)	(99)
Net cash used in investing activities	(7,846)	(5,388)
Financing activities
Net payments related to stock-based award activities	(1,158)	(1,175)
Repurchases of capital stock	(2,173)	(3,025)
Proceeds from issuance of debt, net of costs	4,691	315
Repayments of debt	(3,378)	(345)
Proceeds from sale of subsidiary shares	0	47
Net cash used in financing activities	(2,018)	(4,183)
Effect of exchange rate changes on cash and cash equivalents	165	18
Net increase in cash and cash equivalents	1,943	2,447
Cash and cash equivalents at beginning of period	10,715	16,701
Cash and cash equivalents at end of period	$12,658	$19,148
See accompanying notes.

Table of Contents	Alphabet Inc.

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
Unaudited Interim Financial Information
The Consolidated Balance Sheet as of March 31, 2019, the Consolidated Statements of Income for the three months ended March 31, 2018 and 2019, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2019, the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2018 and 2019 and the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2019 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2019, our results of operations for the three months ended March 31, 2018 and 2019, and our cash flows for the three months ended March 31, 2018 and 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, filed with the SEC.
Use of Estimates
Preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to bad debt allowance, sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings. We are currently evaluating new credit loss models and updating our processes and controls in preparation for the adoption of ASU 2016-13. The effect on our consolidated financial statements will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

Table of Contents	Alphabet Inc.

Recently adopted accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating.
We adopted Topic 842 effective January 1, 2019. The most significant effects of Topic 842 were the recognition of $8.0 billion of operating lease assets and $8.4 billion of operating lease liabilities and the de-recognition of $1.5 billion of build-to-suit assets and liabilities. We applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. In the adoption of Topic 842, we carried forward the assessment from Topic 840 of whether our contracts contain or are leases, the classification of our leases, and remaining lease terms. Our accounting for finance leases remains substantially unchanged. The standard does not have a significant effect on our consolidated results of operations or cash flows. See Note 4 for further details.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation. Performance fees have been reclassified for all periods from general and administrative expenses to other income (expense), net to align with the presentation of the investment gains and losses on which the performance fees are based. See Note 13 for further details.
Note 2. Revenues
Disaggregated Revenues
The following table presents our revenues disaggregated by revenue source (in millions, unaudited). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2018	2019
Google properties	$21,998	$25,682
Google Network Members' properties	4,644	5,038
Google advertising revenues	26,642	30,720
Google other revenues	4,354	5,449
Other Bets revenues	150	170
Total revenues(1)	$31,146	$36,339

(1)
Revenues include hedging gains (losses) of $(239) million and $137 million for the three months ended March 31, 2018 and 2019, respectively, which do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by geography, based on the addresses of our customers (in millions, unaudited):

	Three Months Ended
	March 31,
	2018		2019
United States	$14,144	45%	$16,532	45%
EMEA(1)	10,474	34	11,791	33
APAC(1)	4,804	15	6,112	17
Other Americas(1)	1,724	6	1,904	5
Total revenues(2)	$31,146	100%	$36,339	100%

(1)	Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America (Other Americas).

(2)	Revenues include hedging gains (losses) for the three months ended March 31, 2018 and 2019.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The decrease in the deferred revenue balance for the three months ended March 31, 2019 was primarily driven by the recognition of $826 million of revenues that were included in the deferred revenue

Table of Contents	Alphabet Inc.

balance as of December 31, 2018, offset by cash payments received or due in advance of satisfying our performance obligations.
Note 3. Financial Instruments
Debt Securities
We classify our marketable debt securities within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
The following tables summarize our debt securities by significant investment categories as of December 31, 2018 and March 31, 2019 (in millions):

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$2,202	$0	$0	$2,202	$2,202	$0
Government bonds	53,634	71	(414)	53,291	3,717	49,574
Corporate debt securities	25,383	15	(316)	25,082	44	25,038
Mortgage-backed and asset-backed securities	16,918	11	(324)	16,605	0	16,605
Total	$98,137	$97	$(1,054)	$97,180	$5,963	$91,217

	As of March 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Level 2:
Time deposits(1)	$2,612	$0	$0	$2,612	$2,598	$14
Government bonds	54,291	195	(206)	54,280	4,114	50,166
Corporate debt securities	25,482	128	(109)	25,501	8	25,493
Mortgage-backed and asset-backed securities	16,465	36	(188)	16,313	0	16,313
Total	$98,850	$359	$(503)	$98,706	$6,720	$91,986

(1)	The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $2 million and $46 million for the three months ended March 31, 2018 and 2019, respectively. We recognized gross realized losses of $41 million and $48 million for the three months ended March 31, 2018 and 2019, respectively. We reflect these gains and losses as a component of other income (expense), net, in the Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of March 31, 2019
Due in 1 year	$21,969
Due in 1 year through 5 years	57,477
Due in 5 years through 10 years	2,522
Due after 10 years	10,018
Total	$91,986

Table of Contents	Alphabet Inc.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2018 and March 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$12,019	$(85)	$23,877	$(329)	$35,896	$(414)
Corporate debt securities	10,171	(107)	11,545	(209)	21,716	(316)
Mortgage-backed and asset-backed securities	5,534	(75)	8,519	(249)	14,053	(324)
Total	$27,724	$(267)	$43,941	$(787)	$71,665	$(1,054)

	As of March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Government bonds	$1,089	$(1)	$24,177	$(205)	$25,266	$(206)
Corporate debt securities	1,503	(5)	13,503	(104)	15,006	(109)
Mortgage-backed and asset-backed securities	899	(2)	10,361	(186)	11,260	(188)
Total	$3,491	$(8)	$48,041	$(495)	$51,532	$(503)

During the three months ended March 31, 2018 and 2019, we did not recognize any significant other-than-temporary impairment losses. Losses on impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 7 for further details on other income (expense), net.
Equity Investments
The following discusses our marketable equity securities, non-marketable equity securities, gains and losses on marketable and non-marketable equity securities, as well as our equity securities accounted for under the equity method.
Marketable equity securities
Our marketable equity securities are publicly traded stocks or funds measured at fair value and classified within Level 1 and 2 in the fair value hierarchy because we use quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.
The following table summarizes marketable equity securities measured at fair value by significant investment categories as of December 31, 2018 and March 31, 2019 (in millions):

	As of December 31, 2018
	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$3,493	$0
Marketable equity securities	0	994
	3,493	994
Level 2:
Mutual funds	0	228
Total	$3,493	$1,222

Table of Contents	Alphabet Inc.

	As of March 31, 2019
	(unaudited)
	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$6,452	$0
Marketable equity securities(1)	0	2,115
	6,452	2,115
Level 2:
Mutual funds	0	239
Total	$6,452	$2,354

(1)	Includes an investment that was reclassified from non-marketable equity securities following the initial public offering of the issuer.
Non-marketable equity securities
Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Non-marketable equity securities that have been remeasured are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Unrealized gains	$2,511	$456
Unrealized losses (including impairment)	(23)	(66)
Total unrealized gain (loss) for non-marketable equity securities	$2,488	$390

The following table summarizes the total carrying value of our non-marketable equity securities held as of March 31, 2019 including cumulative unrealized gains and losses (in millions, unaudited):

Initial cost basis	$8,561
Unrealized gains	4,634
Unrealized losses (including impairment)	(248)
Total carrying value at the end of the period	$12,947

During the three months ended March 31, 2019, included in the $12.9 billion of non-marketable equity securities, $1.4 billion were measured at fair value based on observable market transactions, resulting in a net unrealized gain of $390 million.

Table of Contents	Alphabet Inc.

Gains and losses on marketable and non-marketable equity securities
Gains and losses for our marketable and non-marketable equity securities are summarized below (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Net gain (loss) on equity securities sold during the period	$387	$42
Unrealized gain (loss) on equity securities held as of the end of the period(1)	2,644	1,041
Total gain (loss) recognized in other income (expense), net	$3,031	$1,083

(1)	Includes $2,488 million and $390 million related to non-marketable equity securities for the three months ended March 31, 2018 and 2019, respectively.
In the table above, net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later. The cumulative net gain measured as the sale price less the initial purchase price for equity securities sold during the period ending March 31, 2019 was $118 million.
Equity securities accounted for under the Equity Method
Equity securities accounted for under the equity method had a carrying value of approximately $1.3 billion as of December 31, 2018 and March 31, 2019. Our share of gains and losses including impairment are included as a component of other income (expense), net. See Note 7 for further details on other income (expense), net.
Derivative Financial Instruments
We classify our foreign currency and interest rate derivative contracts primarily within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.
We recognize derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the Consolidated Statements of Income as either other income (expense), net, or revenues, or in the Consolidated Balance Sheets in accumulated other comprehensive income (AOCI), as discussed below. Any components excluded from the assessment of hedge effectiveness are recognized in the same income statement line as the hedged item.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2018 and March 31, 2019, we received cash collateral related to the derivative instruments under our collateral security arrangements of $327 million and $518 million, respectively, which was included in other current assets.
Cash Flow Hedges
We use foreign currency forwards and option contracts, including collars (an option strategy comprised of a combination of purchased and written options), designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $11.8 billion and $12.4 billion as of December 31, 2018 and March 31, 2019, respectively. These contracts have maturities of 24 months or less.
For forwards and option contracts, we exclude the change in the forward points and time value from our assessment of hedge effectiveness. The initial value of the excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in revenues. The difference between fair value changes of the excluded component and the amount amortized to revenues is recorded in AOCI. We reflect the gains or losses of a cash flow hedge included in our assessment of hedge effectiveness as a component of AOCI and subsequently reclassify these gains and losses to revenues when the hedged transactions are recorded. If the hedged transactions

Table of Contents	Alphabet Inc.

become probable of not occurring, the corresponding amounts in AOCI are immediately reclassified to other income (expense), net.
As of March 31, 2019, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $113 million, which is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. The notional principal of these contracts was $2.0 billion as of both December 31, 2018 and March 31, 2019.
Gains and losses on these forward contracts are recognized in other income (expense), net, along with the offsetting gains and losses of the related hedged items.
Net Investment Hedges
We use forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. The notional principal of these contracts was $6.7 billion and $7.1 billion as of December 31, 2018 and March 31, 2019, respectively.
Gains and losses on these forward contracts are recognized in AOCI as part of the foreign currency translation adjustment.
Other Derivatives
Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of the outstanding foreign exchange contracts was $20.1 billion and $18.6 billion as of December 31, 2018 and March 31, 2019, respectively.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2018
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$459	$54	$513
Total		$459	$54	$513
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$5	$228	$233
Total		$5	$228	$233

Table of Contents	Alphabet Inc.

		As of March 31, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$475	$15	$490
Total		$475	$15	$490
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$13	$348	$361
Total		$13	$348	$361

The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended
	March 31,
	2018	2019
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(319)	$(6)
Amount excluded from the assessment of effectiveness	(7)	(30)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	0	64
Total	$(326)	$28

Table of Contents	Alphabet Inc.

The effect of derivative instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income
	Three Months Ended
	March 31,
	2018		2019
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$31,146	$2,910	$36,339	$1,538

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$(247)	$0	$128	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	8	0	9	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	113	0	22
Derivatives designated as hedging instruments	0	(113)	0	(22)
Amount excluded from the assessment of effectiveness	0	11	0	10
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	0	0	54
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts
Derivatives not designated as hedging instruments	0	(100)	0	(249)
Total gains (losses)	$(239)	$(89)	$137	$(185)

Table of Contents	Alphabet Inc.

Offsetting of Derivatives
We present our forwards and purchased options at gross fair values in the Consolidated Balance Sheets. For foreign currency collars, we present at net fair values where both purchased and written options are with the same counterparty. Our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2018 and March 31, 2019, information related to these offsetting arrangements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$569	$(56)	$513	$(90)	(1)	$(307)	$(14)	$102

	As of March 31, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$529	$(39)	$490	$(85)	(1)	$(399)	$(2)	$4

(1)
The balances as of December 31, 2018 and March 31, 2019 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

Offsetting of Liabilities

	As of December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$289	$(56)	$233	$(90)	(2)	$0	$0	$143

	As of March 31, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$400	$(39)	$361	$(85)	(2)	$0	$0	$276

(2)
The balances as of December 31, 2018 and March 31, 2019 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land and offices throughout the world with lease periods expiring between 2019 and 2063.
We determine if an arrangement is a lease at inception. Operating lease assets and liabilities are included on our Consolidated Balance Sheet beginning January 1, 2019. The current portion of our operating lease liabilities is included in accrued expenses and other current liabilities and the long term portion is included in operating lease

Table of Contents	Alphabet Inc.

liabilities. Finance lease assets are included in property and equipment, net. Finance lease liabilities are included in accrued expenses and other current liabilities or long-term debt.
Operating lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease assets also include any prepaid lease payments and lease incentives. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.
Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We combine fixed payments for non-lease components with our lease payments and account for them together as a single lease component which increases the amount of our lease assets and liabilities.
Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments contingent on wind or solar production for power purchase arrangements, and payments for maintenance and utilities.
Components of operating lease expense were as follows (in millions, unaudited):

Three Months Ended March 31, 2019
Operating lease cost	$398
Variable lease cost	128
Total operating lease cost	$526
Supplemental cash flow information related to operating leases was as follows (in millions, unaudited):

Three Months Ended March 31, 2019
Cash payments for operating leases	$374
New operating lease assets obtained in exchange for operating lease liabilities	$1,131

As of March 31, 2019, our operating leases had a weighted average remaining lease term of 10 years and a weighted average discount rate of 2.9%. Future lease payments under operating leases as of March 31, 2019 were as follows (in millions, unaudited):

Operating Leases
Remainder of 2019	$1,071
2020	1,535
2021	1,437
2022	1,228
2023	1,070
Thereafter	4,990
Total future lease payments	11,331
Less imputed interest	(1,983)
Total lease liability balance	$9,348

As of March 31, 2019, we have entered into leases, primarily for data centers, land and offices, that have not yet commenced with future lease payments of $4.4 billion that are not reflected in the table above. These leases will commence between 2019 and 2022 with non-cancelable lease terms of 1 to 20 years.

Table of Contents	Alphabet Inc.

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
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2018 and March 31, 2019, assets that can only be used to settle obligations of these VIEs were $2.4 billion and the liabilities for which creditors only have recourse to the VIEs were $909 million and $786 million, respectively.
Calico
Calico is a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan.
In September 2014, AbbVie Inc. (AbbVie) and Calico entered into a research and development collaboration agreement intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. In the second quarter of 2018, AbbVie and Calico amended the collaboration agreement resulting in an increase in total commitments. As of March 31, 2019, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement and is committed to an additional $500 million which will be paid by the fourth quarter of 2019. As of March 31, 2019, Calico has contributed $500 million and has committed up to an additional $750 million.
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
As of March 31, 2019, we have contributed $480 million to Calico in exchange for Calico convertible preferred units and are committed to fund up to an additional $750 million on an as-needed basis and subject to certain conditions.
Verily
Verily is a life science company with a mission to make the world's health data useful so that people enjoy healthier lives. In December 2018, Verily received $900 million in cash from a $1.0 billion investment round. The remaining $100 million was received in the first quarter of 2019. As of March 31, 2019, Verily has received an aggregate amount of $1.8 billion from sales of equity securities to external investors. These transactions were accounted for as equity transactions and no gain or loss was recognized.
Unconsolidated VIEs
Certain renewable energy investments included in our non-marketable equity investments accounted for under the equity method are VIEs. These entities' activities involve power generation using renewable sources. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance such as setting operating budgets. Therefore, we do not consolidate these VIEs in our consolidated financial statements. The carrying value and maximum exposure of these VIEs were $705 million and $665 million as of December 31, 2018 and March 31, 2019, respectively. The maximum exposure is based on current investments to date. We have determined the single source of our exposure to these VIEs is our capital investment in them.
Other unconsolidated VIEs were not material as of December 31, 2018 and March 31, 2019.
Note 6. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2018 and March 31, 2019.

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
The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2018	As of March 31, 2019
		(unaudited)
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(50)	(48)
Subtotal(1)	3,950	3,952
Finance lease obligation	62	114
Total long-term debt	$4,012	$4,066

(1)	Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $3.9 billion and $4.0 billion as of December 31, 2018 and March 31, 2019, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2019, we have $4.0 billion of revolving credit facilities which expire in July 2023. The interest rate for the credit facilities is determined based on a formula using certain market rates. No amounts were outstanding under the credit facilities as of December 31, 2018 and March 31, 2019.

Table of Contents	Alphabet Inc.

Note 7. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2018	As of March 31, 2019
		(unaudited)
Land and buildings	$30,179	$30,824
Information technology assets	30,119	31,551
Construction in progress	16,838	17,203
Leasehold improvements	5,310	5,604
Furniture and fixtures	61	76
Property and equipment, gross	82,507	85,258
Less: accumulated depreciation	(22,788)	(24,730)
Property and equipment, net	$59,719	$60,528

As of December 31, 2018 and March 31, 2019, information technology assets under finance lease with a cost basis of $648 million and $835 million, respectively, were included in property and equipment.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2018	As of March 31, 2019
		(unaudited)
European Commission fines(1)	$7,754	$9,388
Accrued customer liabilities	1,810	1,808
Other accrued expenses and current liabilities	7,394	8,186
Accrued expenses and other current liabilities	$16,958	$19,382

(1)	Includes the effects of foreign exchange and interest. See Note 10 for further details.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2017	$(1,103)	$233	$(122)	$(992)
Cumulative effect of accounting change	0	(98)	0	(98)
Other comprehensive income (loss) before reclassifications	657	(208)	(255)	194
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(7)	(7)
Amounts reclassified from AOCI	0	39	194	233
Other comprehensive income (loss)	657	(169)	(68)	420
Balance as of March 31, 2018	$(446)	$(34)	$(190)	$(670)

Table of Contents	Alphabet Inc.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2018	$(1,884)	$(688)	$266	$(2,306)
Cumulative effect of accounting change	0	0	(30)	(30)
Other comprehensive income (loss) before reclassifications	(36)	719	0	683
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(30)	(30)
Amounts reclassified from AOCI	0	7	(104)	(97)
Other comprehensive income (loss)	(36)	726	(134)	556
Balance as of March 31, 2019	$(1,920)	$38	$102	$(1,780)

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended
		March 31,
AOCI Components	Location	2018	2019
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(39)	$(2)
	Benefit (provision) for income taxes	0	(5)
	Net of tax	(39)	(7)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	(247)	128
Interest rate contracts	Other income (expense), net	1	1
	Benefit (provision) for income taxes	52	(25)
	Net of tax	(194)	104
Total amount reclassified, net of tax		$(233)	$97

Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Interest income	$399	$522
Interest expense(1)	(30)	(35)
Foreign currency exchange gain (loss), net	(24)	74
Gain (loss) on debt securities, net	(39)	(2)
Gain on equity securities, net	3,031	1,083
Performance fees(2)	(632)	(117)
Loss and impairment from equity method investments, net	(7)	(40)
Other	212	53
Other income (expense), net	$2,910	$1,538

(1)	Interest expense is net of interest capitalized of $16 million and $31 million for the three months ended March 31, 2018 and 2019, respectively.

(2)
Performance fees were reclassified for the prior period from general and administrative expenses to other income (expense), net to conform with current period presentation. For further information on the reclassification and performance fees, see Notes 1 and 13, respectively.

Table of Contents	Alphabet Inc.

Note 8. Acquisitions
During the three months ended March 31, 2019, we completed various acquisitions and purchases of intangible assets for total consideration of approximately $79 million. In aggregate, $39 million was attributed to intangible assets, $41 million was attributed to goodwill, and $1 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $15 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.
For all intangible assets acquired and purchased during the three months ended March 31, 2019, patents and developed technology have a weighted-average useful life of 3.7 years and trade names and other have a weighted-average useful life of 3.0 years.
Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2018	$17,521	$367	$17,888
Acquisitions	41	0	41
Foreign currency translation and other adjustments	14	0	14
Balance as of March 31, 2019	$17,576	$367	$17,943

Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$5,125	$3,394	$1,731
Customer relationships	349	308	41
Trade names and other	703	255	448
Total	$6,177	$3,957	$2,220

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$5,093	$3,491	$1,602
Customer relationships	92	65	27
Trade names and other	703	269	434
Total	$5,888	$3,825	$2,063

Amortization expense relating to purchased intangible assets was $195 million and $197 million for the three months ended March 31, 2018 and 2019, respectively.

Table of Contents	Alphabet Inc.

As of March 31, 2019, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter are as follows (in millions, unaudited):

Remainder of 2019	$520
2020	590
2021	538
2022	204
2023	7
Thereafter	204
Total	$2,063

Note 10. Contingencies
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
On April 20, 2016, the EC issued an SO regarding certain Android distribution practices. We responded to the SO and the EC's informational requests. On July 18, 2018, the EC announced its decision that certain provisions in Google’s Android-related distribution agreements infringed European competition law. The EC decision imposed a €4.3 billion ($5.1 billion as of June 30, 2018) fine and directed the termination of the conduct at issue. On October 9, 2018, we appealed the EC decision. On October 29, 2018, we implemented changes to certain of our Android distribution practices. We recognized a charge of $5.1 billion for the fine in the second quarter of 2018. While under appeal, the fine is included in accrued expenses and other current liabilities on our Consolidated Balance Sheets as we provided bank guarantees in lieu of a cash payment for the fine.
On July 14, 2016, the EC issued an SO regarding the syndication of AdSense for Search (AFS). We responded to the SO and to the EC's informational requests. On March 20, 2019, the EC announced its decision that certain contractual provisions in agreements that Google had with AFS partners infringed European competition law. The EC decision imposed a fine of €1.5 billion ($1.7 billion as of March 20, 2019) and directed actions related to AFS agreements, which we implemented prior to the decision. We plan to appeal the EC's decision. We recognized a charge of $1.7 billion for the fine in the first quarter of 2019. The fine is included in accrued expenses and other current liabilities on our Consolidated Balance Sheet.
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

Table of Contents	Alphabet Inc.

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
In 2010, Oracle America, Inc. (Oracle) brought a copyright lawsuit against Google in the Northern District of California, alleging that Google's Android operating system infringes Oracle's copyrights related to certain Java application programming interfaces. After trial, final judgment was entered by the district court in favor of Google on June 8, 2016, and the court decided post-trial motions in favor of Google. Oracle appealed and on March 27, 2018, the appeals court reversed and remanded the case for a trial on damages. On May 29, 2018, we filed a petition for an en banc rehearing at the Federal Circuit, and on August 28, 2018, the Federal Circuit denied the petition. On January 24, 2019, we filed a petition to the Supreme Court of the United States to review this case. On April 29, 2019, the Supreme Court requested the views of the Solicitor General regarding our petition. We believe this lawsuit is without merit and are defending ourselves vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
Other
We are also regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving competition, intellectual property, privacy, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.
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
Note 11. Stockholders' Equity
Share Repurchases
In January 2018, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock, which was completed during the three months ended March 31, 2019. In January 2019, the

Table of Contents	Alphabet Inc.

board of directors of Alphabet authorized the company to repurchase up to an additional $12.5 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
During the three months ended March 31, 2019, we repurchased and subsequently retired 2.7 million shares of Alphabet Class C capital stock for an aggregate amount of $3.0 billion.
Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended March 31,
	2018			2019
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$4,039	$635	$4,727	$2,865	$446	$3,346
Denominator
Number of shares used in per share computation	298,449	46,956	349,347	299,042	46,582	349,245
Basic net income per share	$13.53	$13.53	$13.53	$9.58	$9.58	$9.58
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$4,039	$635	$4,727	$2,865	$446	$3,346
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	635	0	0	446	0	0
Reallocation of undistributed earnings	(57)	(9)	57	(23)	(4)	23
Allocation of undistributed earnings	$4,617	$626	$4,784	$3,288	$442	$3,369
Denominator
Number of shares used in basic computation	298,449	46,956	349,347	299,042	46,582	349,245
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,956	0	0	46,582	0	0
Restricted stock units and other contingently issuable shares	898	0	9,484	510	0	5,500
Number of shares used in per share computation	346,303	46,956	358,831	346,134	46,582	354,745
Diluted net income per share	$13.33	$13.33	$13.33	$9.50	$9.50	$9.50

For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended March 31, 2018 and 2019, total stock-based compensation (SBC) expense was $2.5 billion and $2.9 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $2.5 billion and $2.8 billion, respectively.

Table of Contents	Alphabet Inc.

Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the three months ended March 31, 2019 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2018	18,467,678	$936.96
Granted	10,078,174	$1,053.10
Vested	(2,830,657)	$872.80
Forfeited/canceled	(474,577)	$968.80
Unvested as of March 31, 2019	25,240,618	$989.93

As of March 31, 2019, there was $23.6 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years.
Performance Fees
We have compensation arrangements with payouts based on realized investment returns. We recognize compensation expense based on the estimated payouts, which may result in expense recognized before investment returns are realized. For the three months ended March 31, 2018 and 2019, performance fees of $632 million and $117 million, respectively, primarily related to gains on equity securities (for further information on gains on equity securities, see Note 3) were accrued and recorded as a component of other income (expense), net. Performance fees for prior periods have been reclassified from general and administrative expenses to other income (expense), net to conform with current period presentation. For further information see Note 1.
Note 14. Income Taxes
Our effective tax rate for the three months ended March 31, 2018 and 2019 was 10.8% and 18.3%, respectively. The increase is primarily due to a release of our deferred tax asset valuation allowance related to the gains on equity securities in the three months ended March 31, 2018 and the non-deductible EC fine in the three months ended March 31, 2019.
Our effective tax rate for the three months ended March 31, 2019 was lower than the U.S. federal statutory rate, primarily due to foreign earnings taxed at lower rates and partially offset by the impact from the EC fine that is not tax deductible.
Our effective tax rate for the three months ended March 31, 2018 was lower than the U.S. federal statutory rate, primarily due to foreign earnings taxed at lower rates and the effects from a release of our deferred tax asset valuation allowance related to the gains on equity securities.
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $4.7 billion and $4.8 billion as of December 31, 2018 and March 31, 2019, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.9 billion and $3.0 billion as of December 31, 2018 and March 31, 2019, respectively.
For information regarding non-income taxes, see Note 10.
Note 15. Information about Segments and Geographic Areas
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the other operating segments are combined and disclosed as Other Bets.
Our reported segments are:

•
Google – Google includes our main products such as ads, Android, Chrome, hardware, Google Cloud, Google Maps, Google Play, Search, and YouTube. Our technical infrastructure is also included in Google. Google generates revenues primarily from advertising; sales of apps, in-app purchases, digital content products, and hardware; and licensing and service fees, including fees received for Google Cloud offerings.

Table of Contents	Alphabet Inc.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes Access, Calico, CapitalG, GV, Verily, Waymo, and X, among others. Revenues from the Other Bets are derived primarily through the sales of internet and TV services through Access as well as licensing and R&D services through Verily.

Revenues, cost of revenues, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our Chief Operating Decision Maker does not evaluate operating segments using asset information.
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Revenues:
Google	$30,996	$36,169
Other Bets	150	170
Total revenues	$31,146	$36,339

	Three Months Ended
	March 31,
	2018	2019
Operating income (loss):
Google	$8,368	$9,325
Other Bets	(571)	(868)
Reconciling items(1)	(164)	(1,849)
Total income from operations	$7,633	$6,608

(1)
Reconciling items are primarily comprised of the EC fine for the three months ended March 31, 2019 as well as corporate administrative costs and other miscellaneous items that are not allocated to individual segments for all periods presented. Performance fees previously included in reconciling items were reclassified for the prior period from general and administrative expenses to other income (expense), net to conform with current period presentation. For further information on the reclassification, see Note 1.

	Three Months Ended
	March 31,
	2018	2019
Capital expenditures:
Google	$7,669	$4,534
Other Bets	55	59
Reconciling items(2)	(425)	45
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$7,299	$4,638

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

Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Stock-based compensation:
Google	$2,304	$2,612
Other Bets	112	123
Reconciling items(3)	41	34
Total stock-based compensation(4)	$2,457	$2,769

Depreciation, amortization, and impairment:
Google	$1,901	$2,529
Other Bets	85	84
Total depreciation, amortization, and impairment	$1,986	$2,613

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)	For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2018	As of March 31, 2019
		(unaudited)
Long-lived assets:
United States	$74,882	$81,160
International	22,234	25,982
Total long-lived assets	$97,116	$107,142

For revenues by geography, see Note 2.

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Below are our key financial results for the three months ended March 31, 2019 (consolidated unless otherwise noted):

•	Revenues of $36.3 billion and revenue growth of 17% year over year, constant currency revenue growth of 19% year over year.

•	Google segment revenues of $36.2 billion with revenue growth of 17% year over year and Other Bets revenues of $170 million with revenue growth of 13% year over year.

•	Revenues from the United States, EMEA, APAC, and Other Americas were $16.5 billion, $11.8 billion, $6.1 billion, and $1.9 billion, respectively.

•	Cost of revenues was $16.0 billion, consisting of TAC of $6.9 billion and other cost of revenues of $9.2 billion. Our TAC as a percentage of advertising revenues were 22%.

•	Operating expenses (excluding cost of revenues) were $13.7 billion, including the EC AFS fine of $1.7 billion.

•	Income from operations was $6.6 billion.

•	Other income (expense), net, was $1.5 billion.

•	Effective tax rate was 18%.

•	Net income was $6.7 billion with diluted net income per share of $9.50.

•	Operating cash flow was $12.0 billion.

•	Capital expenditures were $4.6 billion.

•	Number of employees was 103,459 as of March 31, 2019.
Information about Segments
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the other operating segments are combined and disclosed as Other Bets.
Our reported segments are:

•
Google – Google includes our main products such as ads, Android, Chrome, hardware, Google Cloud, Google Maps, Google Play, Search, and YouTube. Our technical infrastructure is also included in Google. Google generates revenues primarily from advertising; sales of apps, in-app purchases, digital content products, and hardware; and licensing and service fees, including fees received for Google Cloud offerings.

•
Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes Access, Calico, CapitalG, GV, Verily, Waymo, and X, among others. Revenues from the Other Bets are derived primarily through the sales of internet and TV services through Access as well as licensing and R&D services through Verily.

Please refer to Note 15 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Table of Contents	Alphabet Inc.

Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Google segment
Google properties revenues	$21,998	$25,682
Google Network Members' properties revenues	4,644	5,038
Google advertising revenues	26,642	30,720
Google other revenues	4,354	5,449
Google segment revenues	30,996	36,169

Other Bets
Other Bets revenues	150	170

Revenues	$31,146	$36,339
Google segment
The following table presents our Google segment revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Google segment revenues	$30,996	$36,169
Google segment revenues as a percentage of total revenues	99.5%	99.5%
Use of Monetization Metrics
Paid clicks for our Google properties represent engagement by users and include clicks on advertisements by end-users related to searches on Google.com, clicks related to advertisements on other owned and operated properties including Gmail, Google Maps, and Google Play; and viewed YouTube engagement ads. Impressions for our Google Network Members' properties include impressions displayed to users served on Google Network Members' properties participating primarily in AdMob, AdSense for Content, AdSense for Search, and Google Ad Manager.
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
Our advertising revenue growth, as well as the change in paid clicks and cost-per-click on Google properties and the change in impressions and cost-per-impression on Google Network Members' properties and the correlation between these items, have been affected and may continue to be affected by various factors, including:

•	advertiser competition for keywords;

•	changes in advertising quality, formats or delivery;

•	changes in device mix;

•	changes in foreign currency exchange rates;

•	fees advertisers are willing to pay based on how they manage their advertising costs;

•	general economic conditions;

•	growth rates of revenues within Google properties;

•	seasonality; and

Table of Contents	Alphabet Inc.

•	traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels.
Our advertising revenue growth rate has been affected over time as a result of a number of factors, including challenges in maintaining our growth rate as revenues increase to higher levels, changes in our product mix, changes in advertising quality or formats and delivery, increasing competition, query growth rates, our investments in new business strategies, shifts in the geographic mix of our revenues, and the evolution of the online advertising market. We also expect that our advertising revenue growth rate will continue to be affected by evolving user preferences, the acceptance by users of our products and services as they are delivered on diverse devices and modalities, our ability to create a seamless experience for both users and advertisers, and movements in foreign currency exchange rates.
Google properties
The following table presents our Google properties revenues (in millions, unaudited), and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended
	March 31,
	2018	2019
Google properties revenues	$21,998	$25,682
Google properties revenues as a percentage of Google segment revenues	71.0%	71.0%
Paid clicks change		39%
Cost-per-click change		(19)%
Google properties revenues consist primarily of advertising revenues that are generated on:

•	Google search properties which includes revenues from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.; and

•	Other Google owned and operated properties like Gmail, Google Maps, Google Play, and YouTube.
Our Google properties revenues increased $3,684 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. The growth was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in YouTube driven primarily by video advertising, as well as growth in desktop search due to improvements in ad formats and delivery. The growth was partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs on Google properties increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 primarily due to growth in YouTube engagement ads, and to a lesser extent, increases in mobile search queries, improvements we have made in ad formats and delivery, and continued global expansion of our products, advertisers and user base. The positive effect on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was primarily driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other advertising platforms. Cost-per-click was also affected by changes in device mix, geographic mix, ongoing product changes, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google Network Members' properties
The following table presents our Google Network Members' properties revenues (in millions, unaudited) and changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended
	March 31,
	2018	2019
Google Network Members' properties revenues	$4,644	$5,038
Google Network Members' properties revenues as a percentage of Google segment revenues	15.0%	13.9%
Impressions change		6%
Cost-per-impression change		1%

Table of Contents	Alphabet Inc.

Google Network Members' properties revenues consist primarily of advertising revenues generated from advertisements served on Google Network Members' properties participating in:

•	AdMob;

•	AdSense (such as AdSense for Content, AdSense for Search, etc.); and

•	Google Ad Manager.
Our Google Network Members' properties revenues increased $394 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. The growth was primarily driven by strength in both AdMob and programmatic advertising buying, partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The impressions increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 primarily due to growth in programmatic advertising buying. The cost-per-impression was relatively unchanged due to a combination of factors including ongoing product and policy changes and improvements we have made in ad formats and delivery, changes in device mix, geographic mix, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Google other revenues	$4,354	$5,449
Google other revenues as a percentage of Google segment revenues	14.0%	15.1%
Google other revenues consist primarily of revenues from:
•Apps, in-app purchases, and digital content in the Google Play store;

•	Google Cloud offerings;

•	Hardware; and

•	YouTube subscriptions.
Our Google other revenues increased $1,095 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. The growth was primarily driven by revenues from Google Cloud offerings as well as revenues from Google Play, largely relating to in-app purchases (revenues which we recognize net of payout to developers), partially offset by a decrease in hardware sales.
Over time, our growth rate for Google other revenues may be affected by the seasonality associated with new product and service launches and market dynamics.
Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Other Bets revenues	$150	$170
Other Bets revenues as a percentage of total revenues	0.5%	0.5%
Other Bets revenues consist primarily of revenues and sales from internet and TV services as well as licensing and R&D services.
Our Other Bets revenues increased $20 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. The growth was primarily driven by revenues from sales of Access internet and TV services and Verily licensing and R&D services.

Table of Contents	Alphabet Inc.

Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the addresses of our customers (unaudited):

	Three Months Ended
	March 31,
	2018	2019
United States	45%	45%
EMEA	34%	33%
APAC	15%	17%
Other Americas	6%	5%
For further details on revenues by geography, see Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Table of Contents	Alphabet Inc.

The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
EMEA revenues	$10,474	$11,791
Exclude foreign exchange effect on current period revenues using prior year rates	(1,094)	762
Exclude hedging effect recognized in current period	217	(123)
EMEA constant currency revenues	$9,597	$12,430
Prior period EMEA revenues, excluding hedging effect	$7,933	$10,691
EMEA revenue growth	29%	13%
EMEA constant currency revenue growth	21%	16%

APAC revenues	$4,804	$6,112
Exclude foreign exchange effect on current period revenues using prior year rates	(198)	199
Exclude hedging effect recognized in current period	15	(16)
APAC constant currency revenues	$4,621	$6,295
Prior period APAC revenues, excluding hedging effect	$3,560	$4,819
APAC revenue growth	33%	27%
APAC constant currency revenue growth	30%	31%

Other Americas revenues	$1,724	$1,904
Exclude foreign exchange effect on current period revenues using prior year rates	(19)	192
Exclude hedging effect recognized in current period	7	2
Other Americas constant currency revenues	$1,712	$2,098
Prior period Other Americas revenues, excluding hedging effect	$1,271	$1,731
Other Americas revenue growth	36%	10%
Other Americas constant currency revenue growth	35%	21%

United States revenues	$14,144	$16,532
United States revenue growth	20%	17%

Total revenues	$31,146	$36,339
Total constant currency revenues	$30,074	$37,355
Total revenue growth	26%	17%
Total constant currency revenue growth	23%	19%
Our EMEA revenues for the three months ended March 31, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Euro and British pound.
Our revenues from APAC for the three months ended March 31, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Australian dollar, Indian rupee, and Japanese yen.
Our revenues from Other Americas for the three months ended March 31, 2019 were unfavorably affected by foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real, Argentine peso, and Canadian dollar.

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
Additionally, other cost of revenues (which is the cost of revenues excluding TAC) includes the following:

•
Content acquisition costs primarily related to payments to content providers from whom we license video and other content for distribution on YouTube advertising and subscription services and Google Play (we pay fees to these content providers based on revenues generated or a flat fee);

•	Expenses associated with our data centers and other operations (including bandwidth, compensation expenses (including SBC), depreciation, energy, and other equipment costs); and

•	Inventory related costs for hardware we sell.
The following tables present our cost of revenues, including TAC (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
TAC	$6,288	$6,860
Other cost of revenues	7,179	9,152
Total cost of revenues	$13,467	$16,012
Total cost of revenues as a percentage of revenues	43.2%	44.1%

	Three Months Ended
	March 31,
	2018	2019
TAC to distribution partners	$2,902	$3,383
TAC to distribution partners as a percentage of Google properties revenues(1) (Google properties TAC rate)	13.2%	13.2%

TAC to Google Network Members	$3,386	$3,477
TAC to Google Network Members as a percentage of Google Network Members' properties revenues(1) (Network Members TAC rate)	72.9%	69.0%

TAC	$6,288	$6,860
TAC as a percentage of advertising revenues(1) (Aggregate TAC rate)	23.6%	22.3%

(1)	Revenues include hedging gains (losses) which affect TAC rates.
Cost of revenues increased $2,545 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase was due to increases in other cost of revenues and TAC of $1,973 million and $572 million, respectively.
The increase in other cost of revenues from the three months ended March 31, 2018 to the three months ended March 31, 2019 was due to an increase in data center and other operations costs and content acquisition costs as a result of increased activities related to YouTube, partially offset by a decrease in costs related to the decrease in hardware sales.
The increase in total TAC from the three months ended March 31, 2018 to the three months ended March 31, 2019 was primarily due to increases in TAC paid to distribution partners and TAC to Google Network Members. The

Table of Contents	Alphabet Inc.

decrease in the aggregate TAC rate was a result of the favorable revenue mix shift from Google Network Members' properties to Google properties and a decrease in the Network Members TAC rate.
The increase in TAC to distribution partners from the three months ended March 31, 2018 to the three months ended March 31, 2019 was primarily due to an increase in Google properties revenues. The Google properties TAC rate was unchanged due to the ongoing shift to mobile, which carries higher TAC because more mobile searches are channeled through paid access points, offset by an increase in YouTube advertising revenues where the associated content acquisition costs are included in other cost of revenues.
The increase in TAC to Google Network Members from the three months ended March 31, 2018 to the three months ended March 31, 2019 was a result of an increase in Google Network Members' properties revenues offset by a decrease in the associated TAC rate. The decrease in the Network Members TAC rate from the three months ended March 31, 2018 to the three months ended March 31, 2019 was primarily due to changes in product mix.
Over time, cost of revenues as a percentage of total revenues may be affected by a number of factors, including the following:

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

•	Relative revenue growth rates of Google properties and Google Network Members' properties;

•	Costs associated with our data centers and other operations to support ads, Google Cloud, Search and YouTube and other products;

•	Content acquisition costs, which are affected by the relative growth rates in our YouTube advertising and subscription businesses;

•	Costs related to hardware sales; and

•	Increased proportion of non-advertising revenues, which generally have higher costs of revenues, relative to our advertising revenues.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Research and development expenses	$5,039	$6,029
Research and development expenses as a percentage of revenues	16.2%	16.6%
R&D expenses consist primarily of:

•	Compensation expenses (including SBC) and facilities-related costs for engineering and technical employees responsible for R&D of our existing and new products and services;

•	Depreciation expenses;

•	Equipment-related expenses; and

•	Professional services fees primarily related to consulting and outsourcing services.
R&D expenses increased $990 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $725 million, largely resulting from a 28% increase in headcount primarily supporting Google Cloud and Search. In addition, there was an increase in depreciation expenses of $123 million.
Over time, R&D expenses as a percentage of revenues may be affected by a number of factors including continued investment in ads, Android, Chrome, Google Cloud, Google Play, hardware, machine learning, and Search.

Table of Contents	Alphabet Inc.

Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Sales and marketing expenses	$3,604	$3,905
Sales and marketing expenses as a percentage of revenues	11.6%	10.7%
Sales and marketing expenses consist primarily of:

•	Advertising and promotional expenditures related to our products and services; and

•	Compensation expenses (including SBC) and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $301 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $335 million, largely resulting from a 20% increase in headcount. This increase was partially offset by a decrease in advertising and promotional expenses of $98 million.
Over time, sales and marketing expenses as a percentage of revenues may be affected by a number of factors including the seasonality associated with new product and service launches.
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
General and administrative expenses	$1,403	$2,088
General and administrative expenses as a percentage of revenues	4.5%	5.7%
General and administrative expenses consist primarily of:

•	Compensation expenses (including SBC) and facilities-related costs for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation;

•	Equipment-related expenses; and

•	Professional services fees primarily related to audit, information technology consulting, outside legal, and outsourcing services.
General and administrative expenses increased $685 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. Of the increase, $422 million was due to legal matters, including the effect of a legal settlement gain recorded in the first quarter of 2018. In addition, there was an increase in compensation expenses (including SBC) and facilities-related costs of $186 million, largely resulting from a 20% increase in headcount.
Over time, general and administrative expenses as a percentage of revenues may be affected by discrete items.
European Commission Fine
In March 2019, the EC announced its decision that certain contractual provisions in agreements that Google had with AdSense for Search partners infringed European competition law. The EC decision imposed a €1.5 billion ($1.7 billion as of March 20, 2019) fine, which was accrued in the first quarter of 2019.
Please refer to Note 10 of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information.

Table of Contents	Alphabet Inc.

Other Income (Expense), Net
The following table presents other income (expense), net (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Other income (expense), net	$2,910	$1,538
Other income (expense), net, as a percentage of revenues	9.3%	4.2%
Other income (expense), net, decreased $1,372 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. This decrease was primarily driven by a decrease in unrealized gains on equity securities.
Over time, other income (expense), net as a percentage of revenues may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of non-marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our equity securities. Fluctuations in the value of these investments could contribute to the volatility of OI&E in future periods. For additional information about equity investments, please see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate; unaudited):

	Three Months Ended
	March 31,
	2018	2019
Provision for income taxes	$1,142	$1,489
Effective tax rate	10.8%	18.3%
Our provision for income taxes increased $347 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase is primarily due to a release of our deferred tax asset valuation allowance related to the gains on equity securities in the three months ended March 31, 2018 that did not recur in the three months ended March 31, 2019.
Our effective tax rate increased from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase is primarily due to a release of our deferred tax asset valuation allowance related to the gains on equity securities in the three months ended March 31, 2018 and the non-deductible EC fine in the three months ended March 31, 2019.
Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Capital Resources and Liquidity
As of March 31, 2019, we had $113.5 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities.
As of March 31, 2019, we had long-term taxes payable of $7.6 billion related to a one-time transition tax payable incurred as a result of the Tax Act. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
In March 2019, the EC announced its decision that certain contractual provisions in agreements that Google had with AdSense for Search partners infringed European competition law. The EC decision imposed a €1.5 billion ($1.7

Table of Contents	Alphabet Inc.

billion as of March 20, 2019) fine, which was accrued in the first quarter of 2019. The fine is due in June 2019 and we are evaluating payment options that include cash payment and/or bank guarantees.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2019, we had no commercial paper outstanding. As of March 31, 2019, we have $4.0 billion of revolving credit facilities expiring in July 2023 with no amounts outstanding. The interest rate for the credit facilities is determined based on a formula using certain market rates. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of March 31, 2019, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $4.0 billion.
In January 2018, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock, which was completed during the three months ended March 31, 2019. In January 2019, the board of directors of Alphabet authorized the company to repurchase up to an additional $12.5 billion of its Class C capital stock. As of March 31, 2019, $11.2 billion remains available for repurchase. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. During the three months ended March 31, 2019, we repurchased and subsequently retired 2.7 million shares of Alphabet Class C capital stock for an aggregate amount of $3.0 billion.
The following table presents our cash flows (in millions, unaudited):

	Three Months Ended
	March 31,
	2018	2019
Net cash provided by operating activities	$11,642	$12,000
Net cash used in investing activities	$(7,846)	$(5,388)
Net cash used in financing activities	$(2,018)	$(4,183)
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
Net cash provided by operating activities increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 primarily due to increases in cash received from advertising revenues and Google other revenues offset by increases in cash paid for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment, which primarily includes our investments in land and buildings for offices and data centers, as well as, servers to provide capacity for the growth of our businesses; purchases, maturities, and sales of marketable and non-marketable securities; and payments for acquisitions.
Net cash used in investing activities decreased from the three months ended March 31, 2018 to the three months ended March 31, 2019 due to a decrease in purchases of property and equipment and payments for acquisitions, partially offset by a net increase in purchases of securities. The decrease in purchases of property and equipment was driven by decreases in purchases of land and buildings for offices as well as servers partially offset by an increase in data center construction.

Table of Contents	Alphabet Inc.

Cash Used in Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments from stock-based award activities, repurchases of capital stock, and net proceeds or payments from issuance or repayments of debt.
Net cash used in financing activities increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 primarily due to a net decrease in proceeds from issuance of commercial paper and higher cash payments for repurchases of capital stock.
Critical Accounting Policies and Estimates
See Part I, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2018, as amended.
Available Information
Our website is located at www.abc.xyz, and our investor relations website is located at www.abc.xyz/investor. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports that we file or furnish with the SEC.
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. We also share Google news and product updates on Google’s Keyword blog at https://www.blog.google/, which may be of interest or material to our investors. Further, corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Other." The content of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Table of Contents	Alphabet Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and equity investment risks. Our exposure to market risk has not changed materially since December 31, 2018. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, see Note 10 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - 31	863	$1,069.16	863	$13,266
February 1 - 28	689	$1,112.13	689	$12,500
March 1 - 31	1,134	$1,178.04	1,134	$11,164
Total	2,686	$1,126.14	2,686

(1)
In January 2018, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock, which was completed during the three months ended March 31, 2019. In January 2019, the board of directors of Alphabet authorized the company to repurchase an additional $12.5 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. See Note 11 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2)	Average price paid per share includes costs associated with the repurchases.

Table of Contents	Alphabet Inc.

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01		EC AdSense for Search Decision	Current Report on Form 8-K (File No. 001-37580)	March 20, 2019
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

*	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
April 29, 2019	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
April 29, 2019	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer