Form 10-Q
period 2019-06-30
Alphabet Inc.
filed 2019-07-26
CIK 1652044

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
1600 Ampitheatre Parkway
Mountain View, CA 94043
(Address of principal executive offices, including zip code)
(650) 253-000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	GOOGL	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Class C Capital Stock, $0.001 par value	GOOG	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 19, 2019, there were 299,531,683 shares of Alphabet’s Class A common stock outstanding, 46,522,084 shares of Alphabet's Class B common stock outstanding, and 347,344,583 shares of Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2019

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

Table of Contents	Alphabet Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2018	As of June 30, 2019
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,701	$16,587
Marketable securities	92,439	104,469
Total cash, cash equivalents, and marketable securities	109,140	121,056
Accounts receivable, net of allowance of $729 and $721	20,838	20,965
Income taxes receivable, net	355	352
Inventory	1,107	964
Other current assets	4,236	4,100
Total current assets	135,676	147,437
Non-marketable investments	13,859	12,112
Deferred income taxes	737	585
Property and equipment, net	59,719	64,891
Operating lease assets	0	9,713
Intangible assets, net	2,220	1,902
Goodwill	17,888	18,000
Other non-current assets	2,693	2,461
Total assets	$232,792	$257,101
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,378	$3,925
Accrued compensation and benefits	6,839	6,432
Accrued expenses and other current liabilities	16,958	19,823
Accrued revenue share	4,592	4,567
Deferred revenue	1,784	1,717
Income taxes payable, net	69	536
Total current liabilities	34,620	37,000
Long-term debt	4,012	4,074
Deferred revenue, non-current	396	387
Income taxes payable, non-current	11,327	10,969
Deferred income taxes	1,264	1,892
Operating lease liabilities	0	9,088
Other long-term liabilities	3,545	1,499
Total liabilities	55,164	64,909
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 695,556 (Class A 299,242, Class B 46,636, Class C 349,678) and 694,050 (Class A 299,520, Class B 46,522, Class C 348,008) shares issued and outstanding	45,049	47,937
Accumulated other comprehensive loss	(2,306)	(1,091)
Retained earnings	134,885	145,346
Total stockholders’ equity	177,628	192,192
Total liabilities and stockholders’ equity	$232,792	$257,101
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Revenues	$32,657	$38,944	$63,803	$75,283
Costs and expenses:
Cost of revenues	13,883	17,296	27,350	33,308
Research and development	5,114	6,213	10,153	12,242
Sales and marketing	3,780	4,212	7,384	8,117
General and administrative	1,764	2,043	3,167	4,131
European Commission fines	5,071	0	5,071	1,697
Total costs and expenses	29,612	29,764	53,125	59,495
Income from operations	3,045	9,180	10,678	15,788
Other income (expense), net	1,170	2,967	4,080	4,505
Income before income taxes	4,215	12,147	14,758	20,293
Provision for income taxes	1,020	2,200	2,162	3,689
Net income	$3,195	$9,947	$12,596	$16,604

Basic net income per share of Class A and B common stock and Class C capital stock	$4.60	$14.33	$18.13	$23.91
Diluted net income per share of Class A and B common stock and Class C capital stock	$4.54	$14.21	$17.89	$23.71
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Net income	$3,195	$9,947	$12,596	$16,604
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,142)	118	(485)	82
Available-for-sale investments:
Change in net unrealized gains (losses)	(148)	741	(356)	1,460
Less: reclassification adjustment for net (gains) losses included in net income	(6)	(75)	33	(68)
Net change (net of tax effect of $60, $103, $60, and $191)	(154)	666	(323)	1,392
Cash flow hedges:
Change in net unrealized gains (losses)	363	(25)	101	(55)
Less: reclassification adjustment for net (gains) losses included in net income	78	(70)	272	(174)
Net change (net of tax effect of $109, $22, $97, and $23)	441	(95)	373	(229)
Other comprehensive income (loss)	(855)	689	(435)	1,245
Comprehensive income	$2,340	$10,636	$12,161	$17,849
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended June 30, 2018
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2018	694,945	$41,487	$(670)	$120,008	$160,825
Common and capital stock issued	2,909	64	0	0	64
Stock-based compensation expense	0	2,413	0	0	2,413
Tax withholding related to vesting of restricted stock units and other	0	(1,590)	0	0	(1,590)
Repurchases of capital stock	(1,908)	(131)	0	(1,921)	(2,052)
Sale of subsidiary shares	0	0	0	0	0
Net income	0	0	0	3,195	3,195
Other comprehensive income (loss)	0	0	(855)	0	(855)
Balance as of June 30, 2018	695,946	$42,243	$(1,525)	$121,282	$162,000

	Six Months Ended June 30, 2018
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	694,783	40,247	(992)	113,247	152,502
Cumulative effect of accounting change	0	0	(98)	(599)	(697)
Common and capital stock issued	5,053	115	0	0	115
Stock-based compensation expense	0	4,870	0	0	4,870
Tax withholding related to vesting of restricted stock units and other	0	(2,726)	0	0	(2,726)
Repurchases of capital stock	(3,890)	(263)	0	(3,962)	(4,225)
Sale of subsidiary shares	0	0	0	0	—
Net income	0	0	0	12,596	12,596
Other comprehensive income (loss)	0	0	(435)	0	(435)
Balance as of June 30, 2018	695,946	$42,243	$(1,525)	$121,282	$162,000
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended June 30, 2019
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2019	694,782	$46,532	$(1,780)	$138,720	$183,472
Common and capital stock issued	2,403	34	0	0	34
Stock-based compensation expense	0	2,782	0	0	2,782
Tax withholding related to vesting of restricted stock units and other	0	(1,268)	0	0	(1,268)
Repurchases of capital stock	(3,135)	(256)	0	(3,321)	(3,577)
Sale of subsidiary shares	0	113	0	0	113
Net income	0	0	0	9,947	9,947
Other comprehensive income (loss)	0	0	689	0	689
Balance as of June 30, 2019	694,050	$47,937	$(1,091)	$145,346	$192,192

	Six Months Ended June 30, 2019
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	695,556	$45,049	$(2,306)	$134,885	$177,628
Cumulative effect of accounting change	0	0	(30)	(4)	(34)
Common and capital stock issued	4,315	73	0	0	73
Stock-based compensation expense	0	5,570	0	0	5,570
Tax withholding related to vesting of restricted stock units and other	0	(2,452)	0	0	(2,452)
Repurchases of capital stock	(5,821)	(463)	0	(6,139)	(6,602)
Sale of subsidiary shares	0	160	0	0	160
Net income	0	0	0	16,604	16,604
Other comprehensive income (loss)	0	0	1,245	0	1,245
Balance as of June 30, 2019	694,050	$47,937	$(1,091)	$145,346	$192,192
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30,
	2018	2019
Operating activities
Net income	$12,596	$16,604
Adjustments:
Depreciation and impairment of property and equipment	3,653	5,042
Amortization and impairment of intangible assets	447	406
Stock-based compensation expense	4,870	5,525
Deferred income taxes	(157)	620
Gain on debt and equity securities, net	(4,060)	(3,878)
Other	(120)	(48)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,388	26
Income taxes, net	(656)	25
Other assets	(756)	(176)
Accounts payable	(23)	(443)
Accrued expenses and other liabilities	4,600	1,074
Accrued revenue share	(303)	(60)
Deferred revenue	295	(90)
Net cash provided by operating activities	21,774	24,627
Investing activities
Purchases of property and equipment	(12,776)	(10,764)
Purchases of marketable securities	(23,041)	(44,724)
Maturities and sales of marketable securities	25,523	40,692
Purchases of non-marketable investments	(732)	(1,095)
Maturities and sales of non-marketable investments	1,191	206
Acquisitions, net of cash acquired, and purchases of intangible assets	(1,434)	(247)
Other investing activities	49	89
Net cash used in investing activities	(11,220)	(15,843)
Financing activities
Net payments related to stock-based award activities	(2,699)	(2,435)
Repurchases of capital stock	(4,225)	(6,602)
Proceeds from issuance of debt, net of costs	6,236	317
Repayments of debt	(6,267)	(393)
Proceeds from sale of subsidiary shares	0	184
Net cash used in financing activities	(6,955)	(8,929)
Effect of exchange rate changes on cash and cash equivalents	(166)	31
Net increase (decrease) in cash and cash equivalents	3,433	(114)
Cash and cash equivalents at beginning of period	10,715	16,701
Cash and cash equivalents at end of period	$14,148	$16,587
See accompanying notes.

Table of Contents	Alphabet Inc.

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
Unaudited Interim Financial Information
The Consolidated Balance Sheet as of June 30, 2019, the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2019, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2019, the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2018 and 2019 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2019 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2019, our results of operations for the three and six months ended June 30, 2018 and 2019, and our cash flows for the six months ended June 30, 2018 and 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings. We are currently implementing new credit loss models and updating our processes and controls in preparation for the adoption of ASU 2016-13. The effect on our consolidated financial statements will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

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
We adopted Topic 842 effective January 1, 2019. The most significant effects of Topic 842 were the recognition of $8.0 billion of operating lease assets and $8.4 billion of operating lease liabilities and the de-recognition of $1.5 billion of build-to-suit assets and liabilities upon adoption. We applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. In the adoption of Topic 842, we carried forward the assessment from Topic 840 of whether our contracts contain or are leases, the classification of our leases, and remaining lease terms. Our accounting for finance leases remains substantially unchanged. The standard does not have a significant effect on our consolidated results of operations or cash flows. See Note 4 for further details.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation. Performance fees have been reclassified for all periods from general and administrative expenses to other income (expense), net to align with the presentation of the investment gains and losses on which the performance fees are based. See Note 7 for further details.
Note 2. Revenues
Disaggregated Revenues
The following table presents our revenues disaggregated by revenue source (in millions, unaudited). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Google properties	$23,262	$27,335	$45,260	$53,017
Google Network Members' properties	4,825	5,266	9,469	10,304
Google advertising revenues	28,087	32,601	54,729	63,321
Google other revenues	4,425	6,181	8,779	11,630
Other Bets revenues	145	162	295	332
Total revenues(1)	$32,657	$38,944	$63,803	$75,283

(1)
Revenues include hedging gains (losses) of $(103) million and $108 million for the three months ended June 30, 2018 and 2019, respectively, and $(342) million and $245 million for the six months ended June 30, 2018 and 2019, respectively, which do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by geography, based on the addresses of our customers (in millions, unaudited):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2019		2018		2019
United States	$14,933	46%	$17,863	46%	$29,077	46%	$34,395	46%
EMEA(1)	10,785	33	12,401	32	21,259	33	24,192	32%
APAC(1)	5,090	15	6,551	17	9,894	15	12,663	17%
Other Americas(1)	1,849	6	2,129	5	3,573	6	4,033	5%
Total revenues(2)	$32,657	100%	$38,944	100%	$63,803	100%	$75,283	100%

(1)	Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America (Other Americas).

(2)	Revenues include hedging gains (losses) for the three and six months ended June 30, 2018 and 2019.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The decrease in the deferred revenue balance for the six months ended June 30, 2019

Table of Contents	Alphabet Inc.

was primarily driven by the recognition of $1.3 billion of revenues that were included in the deferred revenue balance as of December 31, 2018, offset by cash payments received or due in advance of satisfying our performance obligations.
Note 3. Financial Instruments
Debt Securities
We classify our marketable debt securities within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
The following tables summarize our debt securities by significant investment categories as of December 31, 2018 and June 30, 2019 (in millions):

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$2,202	$0	$0	$2,202	$2,202	$0
Government bonds	53,634	71	(414)	53,291	3,717	49,574
Corporate debt securities	25,383	15	(316)	25,082	44	25,038
Mortgage-backed and asset-backed securities	16,918	11	(324)	16,605	0	16,605
Total	$98,137	$97	$(1,054)	$97,180	$5,963	$91,217

	As of June 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Level 2:
Time deposits(1)	$3,469	$0	$0	$3,469	$3,469	$0
Government bonds	54,182	456	(67)	54,571	684	53,887
Corporate debt securities	26,020	266	(23)	26,263	7	26,256
Mortgage-backed and asset-backed securities	17,171	95	(67)	17,199	0	17,199
Total	$100,842	$817	$(157)	$101,502	$4,160	$97,342

(1)	The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $37 million and $119 million for the three months ended June 30, 2018 and 2019, respectively, and $39 million and $165 million, for the six months ended June 30, 2018 and 2019, respectively. We recognized gross realized losses of $31 million and $21 million for the three months ended June 30, 2018 and 2019, respectively and $72 million and $69 million for the six months ended June 30, 2018 and 2019, respectively. We reflect these gains and losses as a component of other income (expense), net, in the Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of June 30, 2019
Due in 1 year	$22,862
Due in 1 year through 5 years	59,518
Due in 5 years through 10 years	4,773
Due after 10 years	10,189
Total	$97,342

Table of Contents	Alphabet Inc.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2018 and June 30, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$12,019	$(85)	$23,877	$(329)	$35,896	$(414)
Corporate debt securities	10,171	(107)	11,545	(209)	21,716	(316)
Mortgage-backed and asset-backed securities	5,534	(75)	8,519	(249)	14,053	(324)
Total	$27,724	$(267)	$43,941	$(787)	$71,665	$(1,054)

	As of June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Government bonds	$2,744	$(2)	$16,475	$(65)	$19,219	$(67)
Corporate debt securities	618	(1)	8,867	(22)	9,485	(23)
Mortgage-backed and asset-backed securities	509	(1)	6,776	(66)	7,285	(67)
Total	$3,871	$(4)	$32,118	$(153)	$35,989	$(157)

During the three and six months ended June 30, 2018 and 2019, we did not recognize any significant other-than-temporary impairment losses. Losses on impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 7 for further details on other income (expense), net.
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
The following table summarizes marketable equity securities measured at fair value by significant investment categories as of December 31, 2018 and June 30, 2019 (in millions):

	As of December 31, 2018		As of June 30, 2019
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
			(unaudited)
Level 1:
Money market funds	$3,493	$0	$6,096	$0
Marketable equity securities(1)	0	994	0	6,880
	3,493	994	6,096	6,880
Level 2:
Mutual funds	0	228	0	247
Total	$3,493	$1,222	$6,096	$7,127

(1)
The balance as of June 30, 2019 includes investments that were reclassified from non-marketable equity securities following the initial public offering of the issuers (certain of which are subject to short-term lock-up restrictions).

Table of Contents	Alphabet Inc.

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
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Unrealized gains	$572	$962	$3,080	$1,418
Unrealized losses (including impairment)	(81)	(72)	(104)	(138)
Total unrealized gain (loss) for non-marketable equity securities	$491	$890	$2,976	$1,280

The following table summarizes the total carrying value of our non-marketable equity securities held as of June 30, 2019 including cumulative unrealized gains and losses (in millions, unaudited):

Initial cost basis	$8,015
Unrealized gains	2,952
Unrealized losses (including impairment)	(303)
Total carrying value at the end of the period	$10,664

During the three months ended June 30, 2019, included in the $10.7 billion of non-marketable equity securities, $4.3 billion were measured at fair value based on observable market transactions, resulting in a net unrealized gain of $890 million.
Gains and losses on marketable and non-marketable equity securities
Gains and losses for our marketable and non-marketable equity securities are summarized below (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Net gain (loss) on equity securities sold during the period	$515	$80	$900	$130
Unrealized gain (loss) on equity securities held as of the end of the period(1)	547	2,619	3,193	3,652
Total gain (loss) recognized in other income (expense), net	$1,062	$2,699	$4,093	$3,782

(1)
Includes $491 million and $890 million for the three months ended June 30, 2018 and 2019, respectively, and $2,976 million and $1,280 million for the six months ended June 30, 2018 and 2019, respectively, related to non-marketable equity securities.

In the table above, net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later. The cumulative net gain measured as the sale price less the initial purchase price for equity securities sold during the three and six months ended June 30, 2019 was $182 million and $300 million, respectively.
Equity securities accounted for under the Equity Method
Equity securities accounted for under the equity method had a carrying value of approximately $1.3 billion and $1.2 billion as of December 31, 2018 and June 30, 2019, respectively. Our share of gains and losses including

Table of Contents	Alphabet Inc.

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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2018 and June 30, 2019, we received cash collateral related to the derivative instruments under our collateral security arrangements of $327 million and $262 million, respectively, which was included in other current assets.
Cash Flow Hedges
We use foreign currency forwards and option contracts, including collars (an option strategy comprised of a combination of purchased and written options), designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $11.8 billion and $12.1 billion as of December 31, 2018 and June 30, 2019, respectively. These contracts have maturities of 24 months or less.
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
As of June 30, 2019, the net accumulated loss on our foreign currency cash flow hedges before tax effect was $14 million, which is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. The notional principal of these contracts was $2.0 billion as of both December 31, 2018 and June 30, 2019.
Gains and losses on these forward contracts are recognized in other income (expense), net, along with the offsetting gains and losses of the related hedged items.
Net Investment Hedges
We use forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. The notional principal of these contracts was $6.7 billion and $7.7 billion as of December 31, 2018 and June 30, 2019, respectively.

Table of Contents	Alphabet Inc.

Gains and losses on these forward contracts are recognized in AOCI as part of the foreign currency translation adjustment.
Other Derivatives
Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of the outstanding foreign exchange contracts was $20.1 billion and $22.8 billion as of December 31, 2018 and June 30, 2019, respectively.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2018
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$459	$54	$513
Total		$459	$54	$513
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$5	$228	$233
Total		$5	$228	$233

		As of June 30, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$352	$19	$371
Total		$352	$19	$371
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$84	$272	$356
Total		$84	$272	$356

Table of Contents	Alphabet Inc.

The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$443	$(42)	$124	$(48)
Amount excluded from the assessment of effectiveness	8	11	1	(19)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	0	(83)	0	(19)
Total	$451	$(114)	$125	$(86)

The effect of derivative instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income
	Three Months Ended
	June 30,
	2018		2019
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$32,657	$1,170	$38,944	$2,967

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$(101)	$0	$85	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	(2)	0	23	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	(158)	0	(13)
Derivatives designated as hedging instruments	0	158	0	13
Amount excluded from the assessment of effectiveness	0	10	0	10
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	0	0	57
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts
Derivatives not designated as hedging instruments	0	200	0	95
Total gains (losses)	$(103)	$210	$108	$162

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Six Months Ended
	June 30,
	2018		2019
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$63,803	$4,080	$75,283	$4,505

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$(348)	$0	$213	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	6	0	32	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	(45)	0	9
Derivatives designated as hedging instruments	0	45	0	(9)
Amount excluded from the assessment of effectiveness	0	21	0	20
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	0	0	111
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts
Derivatives not designated as hedging instruments	0	100	0	(154)
Total gains (losses)	$(342)	$121	$245	$(23)

Offsetting of Derivatives
We present our forwards and purchased options at gross fair values in the Consolidated Balance Sheets. For foreign currency collars, we present at net fair values where both purchased and written options are with the same counterparty. Our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2018 and June 30, 2019, information related to these offsetting arrangements were as follows (in millions):

Table of Contents	Alphabet Inc.

Offsetting of Assets

	As of December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$569	$(56)	$513	$(90)	(1)	$(307)	$(14)	$102

	As of June 30, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$389	$(18)	$371	$(88)	(1)	$(227)	$(47)	$9

(1)
The balances as of December 31, 2018 and June 30, 2019 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

Offsetting of Liabilities

	As of December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$289	$(56)	$233	$(90)	(2)	$0	$0	$143

	As of June 30, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$374	$(18)	$356	$(88)	(2)	$0	$0	$268

(2)
The balances as of December 31, 2018 and June 30, 2019 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land and offices throughout the world with lease periods expiring between 2019 and 2063.
We determine if an arrangement is a lease at inception. Operating lease assets and liabilities are included on our Consolidated Balance Sheet beginning January 1, 2019. The current portion of our operating lease liabilities is included in accrued expenses and other current liabilities and the long term portion is included in operating lease liabilities. Finance lease assets are included in property and equipment, net. Finance lease liabilities are included in accrued expenses and other current liabilities or long-term debt.
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

Table of Contents	Alphabet Inc.

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
Components of operating lease expense were as follows (in millions, unaudited):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$427	$825
Variable lease cost	130	258
Total operating lease cost	$557	$1,083
Supplemental cash flow information related to operating leases was as follows (in millions, unaudited):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash payments for operating leases	$396	$770
New operating lease assets obtained in exchange for operating lease liabilities	$1,322	$2,453

As of June 30, 2019, our operating leases had a weighted average remaining lease term of 10 years and a weighted average discount rate of 2.9%. Future lease payments under operating leases as of June 30, 2019 were as follows (in millions, unaudited):

Operating Leases
Remainder of 2019	$717
2020	1,635
2021	1,561
2022	1,387
2023	1,221
Thereafter	5,898
Total future lease payments	12,419
Less imputed interest	(2,267)
Total lease liability balance	$10,152

As of June 30, 2019, we have entered into leases that have not yet commenced with future lease payments of $5.7 billion that are not reflected in the table above. These leases will commence between 2019 and 2022 with non-cancelable lease terms of 1 to 25 years.
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

For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2018 and June 30, 2019, assets that can only be used to settle obligations of these VIEs were $2.4 billion and $2.3 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $909 million and $727 million, respectively.
Calico
Calico is a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan.
In September 2014, AbbVie Inc. (AbbVie) and Calico entered into a research and development collaboration agreement intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. In the second quarter of 2018, AbbVie and Calico amended the collaboration agreement resulting in an increase in total commitments. As of June 30, 2019, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement and is committed to an additional $500 million which will be paid by the fourth quarter of 2019. As of June 30, 2019, Calico has contributed $500 million and has committed up to an additional $750 million.
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
As of June 30, 2019, we have contributed $480 million to Calico in exchange for Calico convertible preferred units and are committed to fund up to an additional $750 million on an as-needed basis and subject to certain conditions.
Verily
Verily is a life science company with a mission to make the world's health data useful so that people enjoy healthier lives. In December 2018, Verily received $900 million in cash from a $1.0 billion investment round. The remaining $100 million was received in the first quarter of 2019. As of June 30, 2019, Verily has received an aggregate amount of $1.8 billion from sales of equity securities to external investors. These transactions were accounted for as equity transactions and no gain or loss was recognized.
Unconsolidated VIEs
Certain renewable energy investments included in our non-marketable equity investments accounted for under the equity method are VIEs. These entities' activities involve power generation using renewable sources. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance such as setting operating budgets. Therefore, we do not consolidate these VIEs in our consolidated financial statements. The carrying value and maximum exposure of these VIEs were $705 million and $622 million as of December 31, 2018 and June 30, 2019, respectively. The maximum exposure is based on current investments to date. We have determined the single source of our exposure to these VIEs is our capital investment in them.
Other unconsolidated VIEs were not material as of December 31, 2018 and June 30, 2019.
Note 6. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2018 and June 30, 2019.
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
The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2018	As of June 30, 2019
		(unaudited)
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(50)	(46)
Subtotal(1)	3,950	3,954
Finance lease obligation	62	120
Total long-term debt	$4,012	$4,074

(1)	Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $3.9 billion and $4.0 billion as of December 31, 2018 and June 30, 2019, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2019, we have $4.0 billion of revolving credit facilities which expire in July 2023. The interest rate for the credit facilities is determined based on a formula using certain market rates. No amounts were outstanding under the credit facilities as of December 31, 2018 and June 30, 2019.
Note 7. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2018	As of June 30, 2019
		(unaudited)
Land and buildings	$30,179	$32,829
Information technology assets	30,119	33,022
Construction in progress	16,838	19,787
Leasehold improvements	5,310	5,682
Furniture and fixtures	61	110
Property and equipment, gross	82,507	91,430
Less: accumulated depreciation	(22,788)	(26,539)
Property and equipment, net	$59,719	$64,891

As of December 31, 2018 and June 30, 2019, information technology assets under finance lease with a cost basis of $648 million and $925 million, respectively, were included in property and equipment.

Table of Contents	Alphabet Inc.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2018	As of June 30, 2019
		(unaudited)
European Commission fines(1)	$7,754	$9,521
Accrued customer liabilities	1,810	1,765
Other accrued expenses and current liabilities	7,394	8,537
Accrued expenses and other current liabilities	$16,958	$19,823

(1)	Includes the effects of foreign exchange and interest. See Note 10 for further details.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2017	$(1,103)	$233	$(122)	$(992)
Cumulative effect of accounting change	0	(98)	0	(98)
Other comprehensive income (loss) before reclassifications	(485)	(356)	100	(741)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	1	1
Amounts reclassified from AOCI	0	33	272	305
Other comprehensive income (loss)	(485)	(323)	373	(435)
Balance as of June 30, 2018	$(1,588)	$(188)	$251	$(1,525)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2018	$(1,884)	$(688)	$266	$(2,306)
Cumulative effect of accounting change	0	0	(30)	(30)
Other comprehensive income (loss) before reclassifications	82	1,460	(36)	1,506
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(19)	(19)
Amounts reclassified from AOCI	0	(68)	(174)	(242)
Other comprehensive income (loss)	82	1,392	(229)	1,245
Balance as of June 30, 2019	$(1,802)	$704	$7	$(1,091)

Table of Contents	Alphabet Inc.

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2018	2019	2018	2019
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$6	$98	$(33)	$96
	Benefit (provision) for income taxes	0	(23)	0	(28)
	Net of tax	6	75	$(33)	$68
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	(101)	85	$(348)	$213
Interest rate contracts	Other income (expense), net	1	2	2	3
	Benefit (provision) for income taxes	22	(17)	74	(42)
	Net of tax	(78)	70	$(272)	$174
Total amount reclassified, net of tax		$(72)	$145	$(305)	$242

Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Interest income	$456	$653	$855	$1,175
Interest expense(1)	(27)	(25)	(57)	(60)
Foreign currency exchange gain (loss), net	(33)	(52)	(57)	22
Gain (loss) on debt securities, net	6	98	(33)	96
Gain on equity securities, net	1,062	2,699	4,093	3,782
Performance fees(2)	(238)	(443)	(870)	(560)
Loss and impairment from equity method investments, net	(105)	(16)	(112)	(56)
Other	49	53	261	106
Other income (expense), net	$1,170	$2,967	$4,080	$4,505

(1)
Interest expense is net of interest capitalized of $23 million and $36 million for the three months ended June 30, 2018 and 2019, respectively and $39 million and $67 million for the six months ended June 30, 2018 and 2019, respectively.

(2)
Performance fees were reclassified for the prior period from general and administrative expenses to other income (expense), net to conform with current period presentation. For further information on the performance fees, see Note 13.

Note 8. Acquisitions
During the six months ended June 30, 2019, we completed acquisitions and purchases of intangible assets for total consideration of approximately $220 million, net of cash acquired. In aggregate, $118 million was attributed to goodwill, $110 million was attributed to intangible assets, and $8 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.
For all intangible assets acquired and purchased during the six months ended June 30, 2019, patents and developed technology have a weighted-average useful life of 3.9 years and trade names and other have a weighted-average useful life of 4.8 years.

Table of Contents	Alphabet Inc.

Pending Acquisition of Looker
In June 2019, we entered into an agreement to acquire Looker, a unified platform for business intelligence, data applications and embedded analytics, for $2.6 billion in cash, which includes post combination compensation arrangements. The acquisition of Looker is expected to be completed later this year, subject to customary closing conditions, including the receipt of regulatory approvals. Upon the close of the acquisition, Looker will join Google Cloud.
Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2018	$17,521	$367	$17,888
Acquisitions	118	0	118
Foreign currency translation and other adjustments	(6)	0	(6)
Balance as of June 30, 2019	$17,633	$367	$18,000

Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$5,125	$3,394	$1,731
Customer relationships	349	308	41
Trade names and other	703	255	448
Total	$6,177	$3,957	$2,220

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$4,832	$3,342	$1,490
Customer relationships	94	70	24
Trade names and other	683	295	388
Total	$5,609	$3,707	$1,902

Amortization expense relating to purchased intangible assets was $250 million and $209 million for the three months ended June 30, 2018 and 2019, respectively, and $445 million and $406 million for the six months ended June 30, 2018 and 2019, respectively.
As of June 30, 2019, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter are as follows (in millions, unaudited):

Remainder of 2019	$356
2020	622
2021	568
2022	230
2023	20
Thereafter	106
Total	$1,902

Table of Contents	Alphabet Inc.

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
On July 14, 2016, the EC issued an SO regarding the syndication of AdSense for Search (AFS). We responded to the SO and to the EC's informational requests. On March 20, 2019, the EC announced its decision that certain contractual provisions in agreements that Google had with AFS partners infringed European competition law. The EC decision imposed a fine of €1.5 billion ($1.7 billion as of March 20, 2019) and directed actions related to AFS agreements, which we implemented prior to the decision. On June 4, 2019, we appealed the EC decision. We recognized a charge of $1.7 billion for the fine in the first quarter of 2019. While under appeal, the fine is included in accrued expenses and other current liabilities on our Consolidated Balance Sheets as we provided bank guarantees in lieu of a cash payment for the fine.
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

Table of Contents	Alphabet Inc.

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
Note 11. Stockholders' Equity
Share Repurchases
In January 2018, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock, which was completed during the first quarter of 2019. In January 2019, the board of directors of Alphabet authorized the company to repurchase up to an additional $12.5 billion of its Class C capital stock. In July 2019, the board of directors of Alphabet authorized the company to repurchase up to an additional $25.0 billion of its Class C capital stock.The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
During the six months ended June 30, 2019, we repurchased and subsequently retired 5.8 million shares of Alphabet Class C capital stock for an aggregate amount of $6.6 billion.

Table of Contents	Alphabet Inc.

Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended June 30,
	2018			2019
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,371	$216	$1,608	$4,286	$667	$4,994
Denominator
Number of shares used in per share computation	298,264	46,915	349,756	299,035	46,525	348,409
Basic net income per share	$4.60	$4.60	$4.60	$14.33	$14.33	$14.33
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,371	$216	$1,608	$4,286	$667	$4,994
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	216	0	0	667	0	0
Reallocation of undistributed earnings	(16)	(3)	16	(36)	(6)	36
Allocation of undistributed earnings	$1,571	$213	$1,624	$4,917	$661	$5,030
Denominator
Number of shares used in basic computation	298,264	46,915	349,756	299,035	46,525	348,409
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,915	0	0	46,525	0	0
Restricted stock units and other contingently issuable shares	713	0	7,599	453	0	5,532
Number of shares used in per share computation	345,892	46,915	357,355	346,013	46,525	353,941
Diluted net income per share	$4.54	$4.54	$4.54	$14.21	$14.21	$14.21

Table of Contents	Alphabet Inc.

	Six Months Ended June 30,
	2018			2019
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$5,407	$851	$6,338	$7,150	$1,113	$8,341
Denominator
Number of shares used in per share computation	298,292	46,934	349,618	299,025	46,562	348,832
Basic net income per share	$18.13	$18.13	$18.13	$23.91	$23.91	$23.91
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$5,407	$851	$6,338	$7,150	$1,113	$8,341
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	851	0	0	1,113	0	0
Reallocation of undistributed earnings	(68)	(11)	68	(59)	(9)	59
Allocation of undistributed earnings	$6,190	$840	$6,406	$8,204	$1,104	$8,400
Denominator
Number of shares used in basic computation	298,292	46,934	349,618	299,025	46,562	348,832
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,934	0	0	46,562	0	0
Restricted stock units and other contingently issuable shares	804	0	8,543	482	0	5,516
Number of shares used in per share computation	346,030	46,934	358,161	346,069	46,562	354,348
Diluted net income per share	$17.89	$17.89	$17.89	$23.71	$23.71	$23.71
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended June 30, 2018 and 2019, total stock-based compensation (SBC) expense was $2.5 billion and $2.9 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $2.4 billion and $2.8 billion, respectively. For the six months ended June 30, 2018 and 2019, total SBC expense was $5.0 billion and $5.8 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $4.9 billion and $5.5 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the six months ended June 30, 2019 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2018	18,467,678	$936.96
Granted	11,170,484	$1,060.69
Vested	(6,138,306)	$879.62
Forfeited/canceled	(845,101)	$976.63
Unvested as of June 30, 2019	22,654,755	$1,012.03

As of June 30, 2019, there was $21.7 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.

Table of Contents	Alphabet Inc.

Performance Fees
We have compensation arrangements with payouts based on realized investment returns. We recognize compensation expense based on the estimated payouts, which may result in expense recognized before investment returns are realized. Performance fees, which are primarily related to gains on equity securities (for further information on gains on equity securities, see Note 3), are accrued and recorded as a component of other income (expense), net. For further information on the performance fees, see Note 7.
Note 14. Income Taxes
On July 27, 2015, the United States Tax Court, in an opinion in Altera Corp. v. Commissioner, invalidated the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing agreement to share stock-based compensation costs. The U.S. Tax Court issued the final decision on December 28, 2015. As a result of that decision, we recorded a tax benefit related to the anticipated reimbursement of cost share payment for previously shared stock-based compensation costs.
On June 7, 2019, the United States Court of Appeals for the Ninth Circuit overturned the 2015 Tax Court decision in Altera Corp. v. Commissioner, and upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. As a result of the Ninth Circuit court decision, our cumulative net tax benefit of $418 million related to previously shared stock-based compensation costs was reversed in the three months ended June 30, 2019.
Our effective tax rate for the three months ended June 30, 2018 and 2019 was 24.2% and 18.1%, respectively. The decrease in effective tax rate is primarily due to discrete items in the three months ended June 30, 2018 and 2019. A non-deductible EC fine and release of our deferred tax asset valuation allowance related to the gains on equity securities impacted the second quarter of 2018, and reversal of the Altera tax benefit impacted the second quarter of 2019.
Our effective tax rate for the three months ended June 30, 2019 was lower than the U.S. federal statutory rate, primarily due to foreign earnings taxed at lower rates and the U.S. Research and Development Tax Credit, partially offset by the reversal of the cumulative net tax benefit as a result of the U.S. Court of Appeals decision in the Altera case.
Our effective tax rate for the three months ended June 30, 2018 was higher than the U.S. federal statutory rate, primarily due to the impact from the 2018 EC fine that is not tax deductible, partially offset by foreign earnings taxed at lower rates and the U.S. Research and Development Tax Credit.
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $4.7 billion and $4.9 billion as of December 31, 2018 and June 30, 2019, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.9 billion and $3.0 billion as of December 31, 2018 and June 30, 2019, respectively. It is reasonably possible that certain U.S. and non-U.S. tax matters may be resolved in the next 12 months, which may decrease our unrecognized tax benefits (either by payment, release or a combination of both) up to $2.8 billion in the next 12 months.
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
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Revenues:
Google	$32,512	$38,782	$63,508	$74,951
Other Bets	145	162	295	332
Total revenues	$32,657	$38,944	$63,803	$75,283

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Operating income (loss):
Google	$8,959	$10,388	$17,327	$19,713
Other Bets	(732)	(989)	(1,303)	(1,857)
Reconciling items(1)	(5,182)	(219)	(5,346)	(2,068)
Total income from operations	$3,045	$9,180	$10,678	$15,788

(1)
Reconciling items are primarily comprised of the EC fines for the three months ended June 30, 2018 and the six months ended June 30, 2018 and 2019 as well as corporate administrative costs and other miscellaneous items that are not allocated to individual segments for all periods presented. Performance fees previously included in reconciling items were reclassified for the prior period from general and administrative expenses to other income (expense), net to conform with current period presentation. For further information on the reclassification, see Note 1.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Capital expenditures:
Google	$5,299	$6,896	$12,968	$11,430
Other Bets	10	65	65	124
Reconciling items(2)	168	(835)	(257)	(790)
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$5,477	$6,126	$12,776	$10,764

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

Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Stock-based compensation:
Google	$2,288	$2,600	$4,592	$5,212
Other Bets	127	125	239	248
Reconciling items(3)	(2)	35	39	69
Total stock-based compensation(4)	$2,413	$2,760	$4,870	$5,529

Depreciation, amortization, and impairment:
Google	$2,031	$2,756	$3,932	$5,285
Other Bets	83	79	168	163
Total depreciation, amortization, and impairment	$2,114	$2,835	$4,100	$5,448

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)	For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2018	As of June 30, 2019
		(unaudited)
Long-lived assets:
United States	$74,882	$82,904
International	22,234	26,760
Total long-lived assets	$97,116	$109,664

For revenues by geography, see Note 2.

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Below are our key financial results for the three months ended June 30, 2019 (consolidated unless otherwise noted):

•	Revenues of $38.9 billion and revenue growth of 19% year over year, constant currency revenue growth of 22% year over year.

•	Google segment revenues of $38.8 billion with revenue growth of 19% year over year and Other Bets revenues of $162 million with revenue growth of 12% year over year.

•	Revenues from the United States, EMEA, APAC, and Other Americas were $17.9 billion, $12.4 billion, $6.6 billion, and $2.1 billion, respectively.

•	Cost of revenues was $17.3 billion, consisting of TAC of $7.2 billion and other cost of revenues of $10.1 billion. TAC as a percentage of advertising revenues was 22%.

•	Operating expenses (excluding cost of revenues) were $12.5 billion.

•	Income from operations was $9.2 billion.

•	Other income (expense), net, was $3.0 billion.

•	Effective tax rate was 18%.

•	Net income was $9.9 billion with diluted net income per share of $14.21.

•	Operating cash flow was $12.6 billion.

•	Capital expenditures were $6.1 billion.

•
Number of employees was 107,646 as of June 30, 2019. The majority of new hires during the quarter were engineers and product managers. By product area, the largest headcount additions were in Google Cloud and Search.

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

Table of Contents	Alphabet Inc.

Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Google segment
Google properties revenues	$23,262	$27,335	$45,260	$53,017
Google Network Members' properties revenues	4,825	5,266	9,469	10,304
Google advertising revenues	28,087	32,601	54,729	63,321
Google other revenues	4,425	6,181	8,779	11,630
Google segment revenues	32,512	38,782	63,508	74,951

Other Bets
Other Bets revenues	145	162	295	332

Revenues	$32,657	$38,944	$63,803	$75,283
Google segment
The following table presents our Google segment revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Google segment revenues	$32,512	$38,782	$63,508	$74,951
Google segment revenues as a percentage of total revenues	99.6%	99.6%	99.5%	99.6%
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
Google properties
The following table presents our Google properties revenues (in millions, unaudited), and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Google properties revenues	$23,262	$27,335	$45,260	$53,017
Google properties revenues as a percentage of Google segment revenues	71.5%	70.5%	71.3%	70.7%
Paid clicks change		28%		33%
Cost-per-click change		(11)%		(15)%
Google properties revenues consist primarily of advertising revenues that are generated on:

•	Google search properties which includes revenues from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.; and

•	Other Google owned and operated properties like Gmail, Google Maps, Google Play, and YouTube.
Our Google properties revenues increased $4,073 million and $7,757 million from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019, respectively. The growth was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in YouTube driven primarily by video advertising, as well as growth in desktop search due to improvements in ad formats and delivery. The growth was partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs on Google properties increased from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019 primarily due to growth in YouTube engagement ads; and to a lesser extent, increases in mobile search queries; improvements we have made in ad formats and delivery; and continued global expansion of our products, advertisers and user base. The positive effect on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was primarily driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other advertising platforms. Cost-per-click was also affected by changes in device mix, geographic mix, ongoing product changes, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.

Table of Contents	Alphabet Inc.

Google Network Members' properties
The following table presents our Google Network Members' properties revenues (in millions, unaudited) and changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Google Network Members' properties revenues	$4,825	$5,266	$9,469	$10,304
Google Network Members' properties revenues as a percentage of Google segment revenues	14.8%	13.6%	14.9%	13.7%
Impressions change		11%		8%
Cost-per-impression change		(1)%		—%
Google Network Members' properties revenues consist primarily of advertising revenues generated from advertisements served on Google Network Members' properties participating in:

•	AdMob;

•	AdSense (such as AdSense for Content, AdSense for Search, etc.); and

•	Google Ad Manager.
Our Google Network Members' properties revenues increased $441 million and $835 million from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019, respectively. The growth was primarily driven by strength in both programmatic advertising buying and AdMob, partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
Impressions increased from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019 primarily due to growth in programmatic advertising buying. The cost-per-impression was relatively unchanged due to a combination of factors including ongoing product and policy changes and improvements we have made in ad formats and delivery, changes in device mix, geographic mix, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Google other revenues	$4,425	$6,181	$8,779	$11,630
Google other revenues as a percentage of Google segment revenues	13.6%	15.9%	13.8%	15.5%
Google other revenues consist primarily of revenues from:
•Apps, in-app purchases, and digital content in the Google Play store;

•	Google Cloud offerings;

•	Hardware; and

•	YouTube subscriptions.
Our Google other revenues increased $1,756 million and $2,851 million from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019, respectively. The growth was primarily driven by revenues from Google Cloud offerings as well as revenues from Google Play, largely relating to in-app purchases (revenues which we recognize net of payout to developers).
Over time, our growth rate for Google other revenues may be affected by the seasonality associated with new product and service launches and market dynamics.

Table of Contents	Alphabet Inc.

Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Other Bets revenues	$145	$162	$295	$332
Other Bets revenues as a percentage of total revenues	0.4%	0.4%	0.5%	0.4%
Other Bets revenues consist primarily of revenues and sales from internet and TV services as well as licensing and R&D services.
Our Other Bets revenues increased $17 million and $37 million from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019, respectively. The growth was primarily driven by sales of Access internet and TV services and revenues from Verily licensing and R&D services.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the addresses of our customers (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
United States	46%	46%	46%	46%
EMEA	33%	32%	33%	32%
APAC	15%	17%	15%	17%
Other Americas	6%	5%	6%	5%
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

Table of Contents	Alphabet Inc.

The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
EMEA revenues	$10,785	$12,401	$21,259	$24,192
Exclude foreign exchange effect on current period revenues using prior year rates	(721)	816	(1,815)	1,578
Exclude hedging effect recognized in current period	103	(88)	320	(211)
EMEA constant currency revenues	$10,167	$13,129	$19,764	$25,559
Prior period EMEA revenues, excluding hedging effect	$8,557	$10,888	$16,490	$21,579
EMEA revenue growth	26%	15%	28%	14%
EMEA constant currency revenue growth	19%	21%	20%	18%

APAC revenues	$5,090	$6,551	$9,894	$12,663
Exclude foreign exchange effect on current period revenues using prior year rates	(91)	217	(289)	416
Exclude hedging effect recognized in current period	0	(15)	15	(31)
APAC constant currency revenues	$4,999	$6,753	$9,620	$13,048
Prior period APAC revenues, excluding hedging effect	$3,719	$5,090	$7,279	$9,909
APAC revenue growth	36%	29%	35%	28%
APAC constant currency revenue growth	34%	33%	32%	32%

Other Americas revenues	$1,849	$2,129	$3,573	$4,033
Exclude foreign exchange effect on current period revenues using prior year rates	44	184	25	376
Exclude hedging effect recognized in current period	0	(5)	7	(3)
Other Americas constant currency revenues	$1,893	$2,308	$3,605	$4,406
Prior period Other Americas revenues, excluding hedging effect	$1,409	$1,849	$2,680	$3,580
Other Americas revenue growth	31%	15%	33%	13%
Other Americas constant currency revenue growth	34%	25%	35%	23%

United States revenues	$14,933	$17,863	$29,077	$34,395
United States revenue growth	21%	20%	21%	18%

Total revenues	$32,657	$38,944	$63,803	$75,283
Total constant currency revenues	$31,992	$40,053	$62,066	$77,408
Prior period revenues, excluding hedging effect	$26,007	$32,760	$50,540	$64,145
Total revenue growth	26%	19%	26%	18%
Total constant currency revenue growth	23%	22%	23%	21%
Our EMEA revenues for the three and six months ended June 30, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Euro and British pound.
Our revenues from APAC for the three months ended June 30, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Australian dollar, Japanese yen, South Korean won and Indian rupee. Our revenues from APAC for the six months ended June 30, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Australian dollar, Japanese yen, Indian rupee and South Korean won.

Table of Contents	Alphabet Inc.

Our revenues from Other Americas for the three months ended June 30, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Argentine peso and Brazilian real. Our revenues from Other Americas for the six months ended June 30, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Brazilian real and Argentine peso.
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

•	Expenses associated with our data centers and other operations (including bandwidth, compensation expenses (including SBC), depreciation, energy, and other equipment costs); and

•	Inventory related costs for hardware we sell.
The following tables present our cost of revenues, including TAC (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
TAC	$6,420	$7,238	$12,708	$14,098
Other cost of revenues	7,463	10,058	14,642	19,210
Total cost of revenues	$13,883	$17,296	$27,350	$33,308
Total cost of revenues as a percentage of revenues	42.5%	44.4%	42.9%	44.2%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
TAC to distribution partners	$3,009	$3,617	$5,911	$7,000
TAC to distribution partners as a percentage of Google properties revenues(1) (Google properties TAC rate)	12.9%	13.2%	13.1%	13.2%

TAC to Google Network Members	$3,411	$3,621	$6,797	$7,098
TAC to Google Network Members as a percentage of Google Network Members' properties revenues(1) (Network Members TAC rate)	70.7%	68.8%	71.8%	68.9%

TAC	$6,420	$7,238	$12,708	$14,098
TAC as a percentage of advertising revenues(1) (Aggregate TAC rate)	22.9%	22.2%	23.2%	22.3%

(1)	Revenues include hedging gains (losses) which affect TAC rates.
Cost of revenues increased $3,413 million from the three months ended June 30, 2018 to the three months ended June 30, 2019. The increase was due to increases in other cost of revenues and TAC of $2,595 million and $818 million, respectively. Cost of revenues increased $5,958 million from the six months ended June 30, 2018 to the six

Table of Contents	Alphabet Inc.

months ended June 30, 2019. The increase was due to increases in other cost of revenues and TAC of $4,568 million and $1,390 million, respectively.
The increase in other cost of revenues from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019 was due to an increase in data center and other operations costs and an increase in content acquisition costs primarily related to YouTube.
The increase in total TAC from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019 was primarily due to increases in TAC paid to distribution partners and TAC to Google Network Members. The decrease in the aggregate TAC rate was a result of the favorable revenue mix shift from Google Network Members' properties to Google properties.
The increase in TAC to distribution partners from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019 was primarily due to an increase in Google properties revenues. The Google properties TAC rate increased due to the ongoing shift to mobile, which carries higher TAC because more mobile searches are channeled through paid access points, partially offset by an increase in YouTube advertising revenues where the associated content acquisition costs are included in other cost of revenues.
The increase in TAC to Google Network Members from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019 was a result of an increase in Google Network Members' properties revenues offset by a decrease in the associated TAC rate primarily due to changes in product mix.
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

•	Relative revenue growth rates of Google properties and Google Network Members' properties;

•	Costs associated with our data centers and other operations to support ads, Google Cloud, Search and YouTube and other products;

•	Content acquisition costs, which are affected by the relative growth rates in our YouTube advertising and subscription businesses;

•	Costs related to hardware sales; and

•	Increased proportion of non-advertising revenues, which generally have higher costs of revenues, relative to our advertising revenues.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Research and development expenses	$5,114	$6,213	$10,153	$12,242
Research and development expenses as a percentage of revenues	15.7%	16.0%	15.9%	16.3%
R&D expenses consist primarily of:

•	Compensation expenses (including SBC) and facilities-related costs for engineering and technical employees responsible for R&D of our existing and new products and services;

•	Depreciation expenses;

•	Equipment-related expenses; and

•	Professional services fees primarily related to consulting and outsourcing services.
R&D expenses increased $1,099 million from the three months ended June 30, 2018 to the three months ended June 30, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $773 million, largely resulting from a 23% increase in headcount.

Table of Contents	Alphabet Inc.

R&D expenses increased $2,089 million from the six months ended June 30, 2018 to the six months ended June 30, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $1,498 million, largely resulting from a 25% increase in headcount.
Over time, R&D expenses as a percentage of revenues may be affected by a number of factors including continued investment in ads, Android, Chrome, Google Cloud, Google Play, hardware, machine learning, and Search.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Sales and marketing expenses	$3,780	$4,212	$7,384	$8,117
Sales and marketing expenses as a percentage of revenues	11.6%	10.8%	11.6%	10.8%
Sales and marketing expenses consist primarily of:

•	Advertising and promotional expenditures related to our products and services; and

•	Compensation expenses (including SBC) and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $432 million from the three months ended June 30, 2018 to the three months ended June 30, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $209 million, largely resulting from a 17% increase in headcount. In addition, there was an increase in advertising and promotional expenses of $194 million, largely driven by the launch of new hardware products.
Sales and marketing expenses increased $733 million from the six months ended June 30, 2018 to the six months ended June 30, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $544 million, largely resulting from an 18% increase in headcount.
Over time, sales and marketing expenses as a percentage of revenues may be affected by a number of factors including the seasonality associated with new product and service launches.
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
General and administrative expenses	$1,764	$2,043	$3,167	$4,131
General and administrative expenses as a percentage of revenues	5.4%	5.2%	5.0%	5.5%
General and administrative expenses consist primarily of:

•	Compensation expenses (including SBC) and facilities-related costs for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation;

•	Equipment-related expenses; and

•	Professional services fees primarily related to audit, information technology consulting, outside legal, and outsourcing services.
General and administrative expenses increased $279 million from the three months ended June 30, 2018 to the three months ended June 30, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $221 million, largely resulting from a 21% increase in headcount.
General and administrative expenses increased $964 million from the six months ended June 30, 2018 to the six months ended June 30, 2019. Of the increase, $429 million was due to legal matters, including the effect of a legal

Table of Contents	Alphabet Inc.

settlement gain recorded in the first quarter of 2018. In addition, there was an increase in compensation expenses (including SBC) and facilities-related costs of $408 million, largely resulting from a 20% increase in headcount.
Over time, general and administrative expenses as a percentage of revenues may be affected by discrete items.
European Commission Fines
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
Other Income (Expense), Net
The following table presents other income (expense), net (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Other income (expense), net	$1,170	$2,967	$4,080	$4,505
Other income (expense), net, as a percentage of revenues	3.6%	7.6%	6.4%	6.0%
Other income (expense), net, increased $1,797 million from the three months ended June 30, 2018 to the three months ended June 30, 2019. This increase was primarily driven by an increase in unrealized gains on equity securities.
Other income (expense), net, increased $425 million from the six months ended June 30, 2018 to the six months ended June 30, 2019. This increase was primarily driven by an increase in interest income.
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
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate; unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Provision for income taxes	$1,020	$2,200	$2,162	$3,689
Effective tax rate	24.2%	18.1%	14.6%	18.2%
Our effective tax rate decreased 6.1% from the three months ended June 30, 2018 to the three months ended June 30, 2019. The decrease is primarily due to discrete items in the three months ended June 30, 2018 and 2019. A non-deductible EC fine and release of our deferred tax asset valuation allowance related to the gains on equity securities impacted the second quarter of 2018, and reversal of the Altera tax benefit impacted the second quarter of 2019.
Our effective tax rate increased 3.6% from the six months ended June 30, 2018 to the six months ended June 30, 2019. The increase is primarily due to the release of our deferred tax asset valuation allowance related to the gains on equity securities in 2018 and the reversal of the Altera tax benefit as a result of the U.S. Court of Appeals decision, partially offset by a smaller EC fine in 2019 as compared to 2018, neither of which are tax deductible.

Table of Contents	Alphabet Inc.

For additional information about the Altera case, please see Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Capital Resources and Liquidity
As of June 30, 2019, we had $121.1 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities (certain of which are subject to short-term lock-up restrictions).
As of June 30, 2019, we had long-term taxes payable of $7.0 billion related to a one-time transition tax payable incurred as a result of the Tax Act. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
In June 2019, we entered into an agreement to acquire Looker, a unified platform for business intelligence, data applications and embedded analytics, for $2.6 billion in cash, which includes post combination compensation arrangements. The acquisition of Looker is expected to be completed later this year, subject to customary closing conditions, including the receipt of regulatory approvals. Upon the close of the acquisition, Looker will join Google Cloud.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2019, we had no commercial paper outstanding. As of June 30, 2019, we have $4.0 billion of revolving credit facilities expiring in July 2023 with no amounts outstanding. The interest rate for the credit facilities is determined based on a formula using certain market rates. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of June 30, 2019, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $4.0 billion.
In January 2018, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock, which was completed during the first quarter of 2019. In January 2019, the board of directors of Alphabet authorized the company to repurchase up to an additional $12.5 billion of its Class C capital stock. As of June 30, 2019, $7.6 billion remains available for repurchase. In July 2019, the board of directors of Alphabet authorized the company to repurchase up to an additional $25.0 billion of its Class C capital stock.The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. During the six months ended June 30, 2019, we repurchased and subsequently retired 5.8 million shares of Alphabet Class C capital stock for an aggregate amount of $6.6 billion.
The following table presents our cash flows (in millions, unaudited):

	Six Months Ended
	June 30,
	2018	2019
Net cash provided by operating activities	$21,774	$24,627
Net cash used in investing activities	$(11,220)	$(15,843)
Net cash used in financing activities	$(6,955)	$(8,929)

Table of Contents	Alphabet Inc.

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
Net cash provided by operating activities increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 primarily due to increases in cash received from advertising revenues and Google other revenues offset by increases in cash paid for cost of revenues and operating expenses.
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
Net cash used in investing activities increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 due to a net increase in purchases of securities, partially offset by a decrease in purchases of property and equipment and payments for acquisitions. The decrease in purchases of property and equipment was driven by decreases in purchases of servers as well as land and buildings for offices, partially offset by an increase in data center construction.
Cash Used in Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments related to stock-based award activities, repurchases of capital stock, net proceeds or payments from issuance or repayments of debt, and proceeds from sale of subsidiary shares.
Net cash used in financing activities increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 primarily due to an increase in cash payments for repurchases of capital stock, partially offset by a decrease in net payments related to stock-based award activities and an increase in proceeds from sale of subsidiary shares.
Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2018, as amended.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - 30	804	$1,222.81	804	$10,180
May 1 - 31	1,049	$1,150.87	1,049	$8,973
June 1 - 30	1,282	$1,081.33	1,282	$7,587
Total	3,135		3,135

(1)
In January 2018, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock, which was completed during the first quarter of 2019. In January 2019, the board of directors of Alphabet authorized the company to repurchase an additional $12.5 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. See Note 11 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2)	Average price paid per share includes costs associated with the repurchases.

ITEM 5.	OTHER INFORMATION
The online technology industry and our company have received increased regulatory scrutiny in recent months. In July 2019, the Department of Justice (DOJ) announced that it will begin an antitrust review of market-leading online platforms. We continue to engage with the DOJ, the EC, and other regulators around the world regarding competition matters.

Table of Contents	Alphabet Inc.

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.01	◆	Alphabet Inc. Amended and Restated 2012 Stock Plan	Current Report on Form 8-K(File No. 001-37580)	June 21, 2019
10.02	◆	Letter Agreement, dated April 24, 2019, between Robin L. Washington and Alphabet Inc.	Current Report on Form 8-K(File No. 001-37580)	April 30, 2019
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

◆	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
July 25, 2019	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
July 25, 2019	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer