Form 10-Q
period 2019-09-30
Alphabet Inc.
filed 2019-10-29
CIK 1652044

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 21, 2019, there were 299,628,223 shares of Alphabet’s Class A common stock outstanding, 46,508,584 shares of Alphabet's Class B common stock outstanding, and 343,550,642 shares of Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.

Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2019

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
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-

Table of Contents	Alphabet Inc.

looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

Table of Contents	Alphabet Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2018	As of September 30, 2019
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,701	$16,032
Marketable securities	92,439	105,145
Total cash, cash equivalents, and marketable securities	109,140	121,177
Accounts receivable, net of allowance of $729 and $643	20,838	20,889
Income taxes receivable, net	355	192
Inventory	1,107	1,401
Other current assets	4,236	4,699
Total current assets	135,676	148,358
Non-marketable investments	13,859	12,488
Deferred income taxes	737	564
Property and equipment, net	59,719	69,252
Operating lease assets	0	10,341
Intangible assets, net	2,220	1,747
Goodwill	17,888	18,069
Other non-current assets	2,693	2,225
Total assets	$232,792	$263,044
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,378	$4,142
Accrued compensation and benefits	6,839	7,399
Accrued expenses and other current liabilities	16,958	21,038
Accrued revenue share	4,592	4,835
Deferred revenue	1,784	1,679
Income taxes payable, net	69	131
Total current liabilities	34,620	39,224
Long-term debt	4,012	4,082
Deferred revenue, non-current	396	364
Income taxes payable, non-current	11,327	11,355
Deferred income taxes	1,264	1,747
Operating lease liabilities	0	9,666
Other long-term liabilities	3,545	1,637
Total liabilities	55,164	68,075
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 695,556 (Class A 299,242, Class B 46,636, Class C 349,678) and 690,906 (Class A 299,624, Class B 46,508, Class C 344,774) shares issued and outstanding	45,049	49,040
Accumulated other comprehensive loss	(2,306)	(1,196)
Retained earnings	134,885	147,125
Total stockholders’ equity	177,628	194,969
Total liabilities and stockholders’ equity	$232,792	$263,044
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Revenues	$33,740	$40,499	$97,543	$115,782
Costs and expenses:
Cost of revenues	14,281	17,568	41,631	50,876
Research and development	5,232	6,554	15,385	18,796
Sales and marketing	3,849	4,609	11,233	12,726
General and administrative	1,753	2,591	4,920	6,722
European Commission fines	0	0	5,071	1,697
Total costs and expenses	25,115	31,322	78,240	90,817
Income from operations	8,625	9,177	19,303	24,965
Other income (expense), net	1,458	(549)	5,538	3,956
Income before income taxes	10,083	8,628	24,841	28,921
Provision for income taxes	891	1,560	3,053	5,249
Net income	$9,192	$7,068	$21,788	$23,672

Basic net income per share of Class A and B common stock and Class C capital stock	$13.21	$10.20	$31.34	$34.12
Diluted net income per share of Class A and B common stock and Class C capital stock	$13.06	$10.12	$30.95	$33.83
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net income	$9,192	$7,068	$21,788	$23,672
Other comprehensive income (loss):
Change in foreign currency translation adjustment	19	(408)	(466)	(326)
Available-for-sale investments:
Change in net unrealized gains (losses)	(120)	153	(476)	1,613
Less: reclassification adjustment for net (gains) losses included in net income	29	(39)	62	(107)
Net change (net of tax effect of $19, $32, $41, and $223)	(91)	114	(414)	1,506
Cash flow hedges:
Change in net unrealized gains (losses)	(9)	264	92	209
Less: reclassification adjustment for net (gains) losses included in net income	(70)	(75)	202	(249)
Net change (net of tax effect of $23, $46, $74, and $23)	(79)	189	294	(40)
Other comprehensive income (loss)	(151)	(105)	(586)	1,140
Comprehensive income	$9,041	$6,963	$21,202	$24,812
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended September 30, 2018
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2018	695,946	$42,243	$(1,525)	$121,282	$162,000
Common and capital stock issued	1,853	21	0	0	21
Stock-based compensation expense	0	2,230	0	0	2,230
Tax withholding related to vesting of restricted stock units and other	0	(1,252)	0	0	(1,252)
Repurchases of capital stock	(1,842)	(131)	0	(2,069)	(2,200)
Net income	0	0	0	9,192	9,192
Other comprehensive income (loss)	0	0	(151)	0	(151)
Balance as of September 30, 2018	695,957	$43,111	$(1,676)	$128,405	$169,840

	Nine Months Ended September 30, 2018
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	694,783	$40,247	$(992)	$113,247	$152,502
Cumulative effect of accounting change	0	0	(98)	(599)	(697)
Common and capital stock issued	6,906	136	0	0	136
Stock-based compensation expense	0	7,100	0	0	7,100
Tax withholding related to vesting of restricted stock units and other	0	(3,978)	0	0	(3,978)
Repurchases of capital stock	(5,732)	(394)	0	(6,031)	(6,425)
Net income	0	0	0	21,788	21,788
Other comprehensive income (loss)	0	0	(586)	0	(586)
Balance as of September 30, 2018	695,957	$43,111	$(1,676)	$128,405	$169,840
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended September 30, 2019
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2019	694,050	$47,937	$(1,091)	$145,346	$192,192
Common and capital stock issued	1,616	49	0	0	49
Stock-based compensation expense	0	2,645	0	0	2,645
Tax withholding related to vesting of restricted stock units and other	0	(1,184)	0	0	(1,184)
Repurchases of capital stock	(4,760)	(407)	0	(5,289)	(5,696)
Net income	0	0	0	7,068	7,068
Other comprehensive income (loss)	0	0	(105)	0	(105)
Balance as of September 30, 2019	690,906	$49,040	$(1,196)	$147,125	$194,969

	Nine Months Ended September 30, 2019
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	695,556	$45,049	$(2,306)	$134,885	$177,628
Cumulative effect of accounting change	0	0	(30)	(4)	(34)
Common and capital stock issued	5,931	122	0	0	122
Stock-based compensation expense	0	8,215	0	0	8,215
Tax withholding related to vesting of restricted stock units and other	0	(3,636)	0	0	(3,636)
Repurchases of capital stock	(10,581)	(870)	0	(11,428)	(12,298)
Sale of interest in consolidated entities	0	160	0	0	160
Net income	0	0	0	23,672	23,672
Other comprehensive income (loss)	0	0	1,140	0	1,140
Balance as of September 30, 2019	690,906	$49,040	$(1,196)	$147,125	$194,969
See accompanying notes.

Table of Contents	Alphabet Inc.

Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	September 30,
	2018	2019
Operating activities
Net income	$21,788	$23,672
Adjustments:
Depreciation and impairment of property and equipment	5,791	7,774
Amortization and impairment of intangible assets	664	594
Stock-based compensation expense	7,100	8,149
Deferred income taxes	723	381
Gain on debt and equity securities, net	(5,413)	(2,399)
Other	(82)	(119)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	718	25
Income taxes, net	(1,891)	210
Other assets	(1,240)	(787)
Accounts payable	293	(386)
Accrued expenses and other liabilities	6,457	2,927
Accrued revenue share	(196)	201
Deferred revenue	272	(149)
Net cash provided by operating activities	34,984	40,093
Investing activities
Purchases of property and equipment	(18,058)	(17,496)
Purchases of marketable securities	(37,340)	(80,968)
Maturities and sales of marketable securities	34,926	74,783
Purchases of non-marketable investments	(1,118)	(1,499)
Maturities and sales of non-marketable investments	1,345	297
Acquisitions, net of cash acquired, and purchases of intangible assets	(1,452)	(373)
Other investing activities	69	468
Net cash used in investing activities	(21,628)	(24,788)
Financing activities
Net payments related to stock-based award activities	(3,952)	(3,566)
Repurchases of capital stock	(6,425)	(12,298)
Proceeds from issuance of debt, net of costs	6,766	317
Repayments of debt	(6,822)	(538)
Proceeds from sale of interest in consolidated entities	0	202
Net cash used in financing activities	(10,433)	(15,883)
Effect of exchange rate changes on cash and cash equivalents	(195)	(91)
Net increase (decrease) in cash and cash equivalents	2,728	(669)
Cash and cash equivalents at beginning of period	10,715	16,701
Cash and cash equivalents at end of period	$13,443	$16,032
See accompanying notes.

Table of Contents	Alphabet Inc.

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
Unaudited Interim Financial Information
The Consolidated Balance Sheet as of September 30, 2019, the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2019, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2019, the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2018 and 2019 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2019 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2019, our results of operations for the three and nine months ended September 30, 2018 and 2019, and our cash flows for the nine months ended September 30, 2018 and 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings. We are currently implementing new credit loss models and updating our processes and controls in preparation for the adoption of ASU 2016-13. The effect on our consolidated financial statements will largely depend on the composition and credit quality of our investment portfolio and the economic conditions and forecasts at the time of adoption. Based on the current composition of our investment portfolio, current market conditions, and historical credit loss activity, the impact on our consolidated financial statements and related disclosures is not expected to be material.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Google properties	$24,054	$28,647	$69,314	$81,664
Google Network Members' properties	4,900	5,269	14,369	15,573
Google advertising revenues	28,954	33,916	83,683	97,237
Google other revenues	4,640	6,428	13,419	18,058
Other Bets revenues	146	155	441	487
Total revenues(1)	$33,740	$40,499	$97,543	$115,782

(1)
Revenues include hedging gains (losses) of $80 million and $119 million for the three months ended September 30, 2018 and 2019, respectively, and $(262) million and $364 million for the nine months ended September 30, 2018 and 2019, respectively, which do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by geography, based on the addresses of our customers (in millions, unaudited):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2019		2018		2019
United States	$15,523	46%	$18,711	46%	$44,600	46%	$53,106	46%
EMEA(1)	10,958	32	12,667	31	32,217	33	36,859	32
APAC(1)	5,424	16	6,828	17	15,318	15	19,491	17
Other Americas(1)	1,835	6	2,293	6	5,408	6	6,326	5
Total revenues(2)	$33,740	100%	$40,499	100%	$97,543	100%	$115,782	100%

(1)	Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America (Other Americas).

(2)	Revenues include hedging gains (losses) for the three and nine months ended September 30, 2018 and 2019.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The decrease in the deferred revenue balance for the nine months ended September 30,

Table of Contents	Alphabet Inc.

2019 was primarily driven by the recognition of $1.5 billion of revenues that were included in the deferred revenue balance as of December 31, 2018, offset by cash payments received or due in advance of satisfying our performance obligations.
Note 3. Financial Instruments
Debt Securities
We classify our marketable debt securities within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
The following tables summarize our debt securities by significant investment categories as of December 31, 2018 and September 30, 2019 (in millions):

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$2,202	$0	$0	$2,202	$2,202	$0
Government bonds	53,634	71	(414)	53,291	3,717	49,574
Corporate debt securities	25,383	15	(316)	25,082	44	25,038
Mortgage-backed and asset-backed securities	16,918	11	(324)	16,605	0	16,605
Total	$98,137	$97	$(1,054)	$97,180	$5,963	$91,217

	As of September 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Level 2:
Time deposits(1)	$2,100	$0	$0	$2,100	$2,100	$0
Government bonds	55,054	471	(60)	55,465	250	55,215
Corporate debt securities	27,127	318	(8)	27,437	12	27,425
Mortgage-backed and asset-backed securities	17,295	118	(39)	17,374	0	17,374
Total	$101,576	$907	$(107)	$102,376	$2,362	$100,014

(1)	The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $5 million and $85 million for the three months ended September 30, 2018 and 2019, respectively, and $44 million and $250 million, for the nine months ended September 30, 2018 and 2019, respectively. We recognized gross realized losses of $34 million and $36 million for the three months ended September 30, 2018 and 2019, respectively, and $106 million and $105 million for the nine months ended September 30, 2018 and 2019, respectively. We reflect these gains and losses as a component of other income (expense), net, in the Consolidated Statements of Income.

Table of Contents	Alphabet Inc.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of September 30, 2019
Due in 1 year	$18,782
Due in 1 year through 5 years	66,825
Due in 5 years through 10 years	3,868
Due after 10 years	10,539
Total	$100,014

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2018 and September 30, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$12,019	$(85)	$23,877	$(329)	$35,896	$(414)
Corporate debt securities	10,171	(107)	11,545	(209)	21,716	(316)
Mortgage-backed and asset-backed securities	5,534	(75)	8,519	(249)	14,053	(324)
Total	$27,724	$(267)	$43,941	$(787)	$71,665	$(1,054)

	As of September 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Government bonds	$9,544	$(27)	$9,896	$(33)	$19,440	$(60)
Corporate debt securities	2,145	(4)	3,321	(4)	5,466	(8)
Mortgage-backed and asset-backed securities	2,163	(6)	3,454	(33)	5,617	(39)
Total	$13,852	$(37)	$16,671	$(70)	$30,523	$(107)

During the three and nine months ended September 30, 2018 and 2019, we did not recognize any significant other-than-temporary impairment losses. Losses on impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 7 for further details on other income (expense), net.
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

Table of Contents	Alphabet Inc.

The following table summarizes marketable equity securities measured at fair value by significant investment categories as of December 31, 2018 and September 30, 2019 (in millions):

	As of December 31, 2018		As of September 30, 2019
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
			(unaudited)
Level 1:
Money market funds	$3,493	$0	$8,263	$0
Marketable equity securities(1)	0	994	0	4,886
	3,493	994	8,263	4,886
Level 2:
Mutual funds	0	228	0	245
Total	$3,493	$1,222	$8,263	$5,131

(1)
The balance as of September 30, 2019 includes investments that were reclassified from non-marketable equity securities following the initial public offering of the issuers (certain of which are subject to short-term lock-up restrictions).

The following table summarizes the total carrying value of our marketable equity securities held as of September 30, 2019, including cumulative net unrealized gain (loss) (in millions, unaudited):

Initial cost basis	$1,896
Cumulative unrealized gain (loss)	2,990
Total carrying value at the end of the period	$4,886

During the three months ended September 30, 2019, net unrealized losses of $1.6 billion were recognized in other income (expense), net, which reduced the cumulative net unrealized gain on marketable equity securities to $3.0 billion and carrying value of marketable equity securities to $4.9 billion as of September 30, 2019.
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
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Unrealized gains	$1,075	$398	$4,151	$1,816
Unrealized losses (including impairment)	(41)	(232)	(138)	(370)
Total unrealized gain (loss) for non-marketable equity securities	$1,034	$166	$4,013	$1,446

Table of Contents	Alphabet Inc.

The following table summarizes the total carrying value of our non-marketable equity securities held as of September 30, 2019, including cumulative unrealized gains and losses (in millions, unaudited):

Initial cost basis	$8,126
Unrealized gains	3,152
Unrealized losses (including impairment)	(382)
Total carrying value at the end of the period	$10,896

During the three months ended September 30, 2019, included in the $10.9 billion of non-marketable equity securities, $1.6 billion were measured at fair value primarily based on observable market transactions, resulting in a net unrealized gain of $166 million.
Gains and losses on marketable and non-marketable equity securities
Gains and losses for our marketable and non-marketable equity securities are summarized below (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net gain (loss) on equity securities sold during the period	$403	$(63)	$1,352	$381
Unrealized gain (loss) on equity securities held as of the end of the period(1)	979	(1,465)	4,123	1,873
Total gain (loss) recognized in other income (expense), net	$1,382	$(1,528)	$5,475	$2,254

(1)
Includes net gains of $1,034 million and $166 million for the three months ended September 30, 2018 and 2019, respectively, and $4,013 million and $1,446 million for the nine months ended September 30, 2018 and 2019, respectively, related to non-marketable equity securities.

In the table above, net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later. The cumulative net gain measured as the sale price less the initial purchase price for equity securities sold during the three and nine months ended September 30, 2019 was $312 million and $612 million, respectively.
Equity securities accounted for under the Equity Method
Equity securities accounted for under the equity method had a carrying value of approximately $1.3 billion and $1.2 billion as of December 31, 2018 and September 30, 2019, respectively. Our share of gains and losses including impairment are included as a component of other income (expense), net. See Note 7 for further details on other income (expense), net.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2018 and September 30, 2019, we received cash collateral related to the derivative instruments

Table of Contents	Alphabet Inc.

under our collateral security arrangements of $327 million and $399 million, respectively, which was included in other current assets.
Cash Flow Hedges
We use foreign currency forwards and option contracts, including collars (an option strategy comprised of a combination of purchased and written options), designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $11.8 billion and $12.9 billion as of December 31, 2018 and September 30, 2019, respectively. These contracts have maturities of 24 months or less.
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
As of September 30, 2019, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $217 million, which is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. The notional principal of these contracts was $2.0 billion and $0.5 billion as of December 31, 2018 and September 30, 2019, respectively.
Gains and losses on these forward contracts are recognized in other income (expense), net, along with the offsetting gains and losses of the related hedged items.
Net Investment Hedges
We use forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. The notional principal of these contracts was $6.7 billion and $9.6 billion as of December 31, 2018 and September 30, 2019, respectively.
Gains and losses on these forward contracts are recognized in AOCI as part of the foreign currency translation adjustment.
Other Derivatives
Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of the outstanding foreign exchange contracts was $20.1 billion and $27.3 billion as of December 31, 2018 and September 30, 2019, respectively.

Table of Contents	Alphabet Inc.

The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2018
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$459	$54	$513
Total		$459	$54	$513
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$5	$228	$233
Total		$5	$228	$233

		As of September 30, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$564	$7	$571
Total		$564	$7	$571
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$15	$317	$332
Total		$15	$317	$332

The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(7)	$325	$117	$277
Amount excluded from the assessment of effectiveness	(11)	6	(10)	(13)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	(46)	328	(46)	309
Total	$(64)	$659	$61	$573

Table of Contents	Alphabet Inc.

The effect of derivative instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income
	Three Months Ended
	September 30,
	2018		2019
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$33,740	$1,458	$40,499	$(549)

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$84	$0	$93	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	(4)	0	26	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	16	0	(35)
Derivatives designated as hedging instruments	0	(16)	0	35
Amount excluded from the assessment of effectiveness	0	7	0	4
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	24	0	62
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts
Derivatives not designated as hedging instruments	0	144	0	(233)
Total gains (losses)	$80	$175	$119	$(167)

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Nine Months Ended
	September 30,
	2018		2019
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$97,543	$5,538	$115,782	$3,956

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$(264)	$0	$306	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	2	0	58	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	(29)	0	(26)
Derivatives designated as hedging instruments	0	29	0	26
Amount excluded from the assessment of effectiveness	0	28	0	24
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	24	0	173
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts
Derivatives not designated as hedging instruments	0	244	0	(387)
Total gains (losses)	$(262)	$296	$364	$(190)

Offsetting of Derivatives
We present our forwards and purchased options at gross fair values in the Consolidated Balance Sheets. For foreign currency collars, we present at net fair values where both purchased and written options are with the same counterparty. Our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2018 and September 30, 2019, information related to these offsetting arrangements were as follows (in millions):

Table of Contents	Alphabet Inc.

Offsetting of Assets

	As of December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$569	$(56)	$513	$(90)	(1)	$(307)	$(14)	$102

	As of September 30, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$589	$(18)	$571	$(173)	(1)	$(331)	$(39)	$28

(1)
The balances as of December 31, 2018 and September 30, 2019 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

Offsetting of Liabilities

	As of December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$289	$(56)	$233	$(90)	(2)	$0	$0	$143

	As of September 30, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$350	$(18)	$332	$(173)	(2)	$0	$0	$159

(2)
The balances as of December 31, 2018 and September 30, 2019 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

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
Components of operating lease expense were as follows (in millions, unaudited):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$477	$1,302
Variable lease cost	134	392
Total operating lease cost	$611	$1,694
Supplemental cash flow information related to operating leases was as follows (in millions, unaudited):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash payments for operating leases	$442	$1,212
New operating lease assets obtained in exchange for operating lease liabilities	$1,045	$3,498

As of September 30, 2019, our operating leases had a weighted average remaining lease term of 10 years and a weighted average discount rate of 2.8%. Future lease payments under operating leases as of September 30, 2019 were as follows (in millions, unaudited):

Operating Leases
Remainder of 2019	$323
2020	1,751
2021	1,701
2022	1,544
2023	1,387
Thereafter	6,557
Total future lease payments	13,263
Less imputed interest	(2,472)
Total lease liability balance	$10,791

As of September 30, 2019, we have entered into leases that have not yet commenced with future lease payments of $7.7 billion, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2019 and 2026 with non-cancelable lease terms of 1 to 25 years.
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

For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2018 and September 30, 2019, assets that can only be used to settle obligations of these VIEs were $2.4 billion and $1.9 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $909 million and $704 million, respectively.
Calico
Calico is a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan.
In September 2014, AbbVie Inc. (AbbVie) and Calico entered into a research and development collaboration agreement intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. In the second quarter of 2018, AbbVie and Calico amended the collaboration agreement resulting in an increase in total commitments. As of September 30, 2019, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement and is committed to an additional $500 million which will be paid by the fourth quarter of 2019. As of September 30, 2019, Calico has contributed $500 million and has committed up to an additional $750 million.
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
As of September 30, 2019, we have contributed $480 million to Calico in exchange for Calico convertible preferred units and are committed to fund up to an additional $750 million on an as-needed basis and subject to certain conditions.
Verily
Verily is a life science company with a mission to make the world's health data useful so that people enjoy healthier lives. In December 2018, Verily received $900 million in cash from a $1.0 billion investment round. The remaining $100 million was received in the first quarter of 2019. As of September 30, 2019, Verily has received an aggregate amount of $1.8 billion from sales of equity securities to external investors. These transactions were accounted for as equity transactions and no gain or loss was recognized.
Unconsolidated VIEs
Certain renewable energy investments included in our non-marketable equity investments accounted for under the equity method are VIEs. These entities' activities involve power generation using renewable sources. We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance such as setting operating budgets. Therefore, we do not consolidate these VIEs in our consolidated financial statements. The carrying value and maximum exposure of these VIEs were $705 million and $614 million as of December 31, 2018 and September 30, 2019, respectively. The maximum exposure is based on current investments to date. We have determined the single source of our exposure to these VIEs is our capital investment in them.
Other unconsolidated VIEs were not material as of December 31, 2018 and September 30, 2019.
Note 6. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2018 and September 30, 2019.
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
The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2018	As of September 30, 2019
		(unaudited)
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(50)	(44)
Subtotal(1)	3,950	3,956
Finance lease obligation	62	126
Total long-term debt	$4,012	$4,082

(1)	Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $3.9 billion and $4.1 billion as of December 31, 2018 and September 30, 2019, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2019, we have $4.0 billion of revolving credit facilities which expire in July 2023. The interest rate for the credit facilities is determined based on a formula using certain market rates. No amounts were outstanding under the credit facilities as of December 31, 2018 and September 30, 2019.
Note 7. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2018	As of September 30, 2019
		(unaudited)
Land and buildings	$30,179	$34,960
Information technology assets	30,119	34,738
Construction in progress	16,838	21,716
Leasehold improvements	5,310	5,846
Furniture and fixtures	61	145
Property and equipment, gross	82,507	97,405
Less: accumulated depreciation	(22,788)	(28,153)
Property and equipment, net	$59,719	$69,252

As of December 31, 2018 and September 30, 2019, information technology assets under finance lease with a cost basis of $648 million and $1,116 million, respectively, were included in property and equipment.

Table of Contents	Alphabet Inc.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2018	As of September 30, 2019
		(unaudited)
European Commission fines(1)	$7,754	$9,191
Accrued customer liabilities	1,810	1,825
Other accrued expenses and current liabilities	7,394	10,022
Accrued expenses and other current liabilities	$16,958	$21,038

(1)	Includes the effects of foreign exchange and interest. See Note 10 for further details.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2017	$(1,103)	$233	$(122)	$(992)
Cumulative effect of accounting change	0	(98)	0	(98)
Other comprehensive income (loss) before reclassifications	(466)	(476)	102	(840)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(10)	(10)
Amounts reclassified from AOCI	0	62	202	264
Other comprehensive income (loss)	(466)	(414)	294	(586)
Balance as of September 30, 2018	$(1,569)	$(279)	$172	$(1,676)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2018	$(1,884)	$(688)	$266	$(2,306)
Cumulative effect of accounting change	0	0	(30)	(30)
Other comprehensive income (loss) before reclassifications	(326)	1,613	222	1,509
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(13)	(13)
Amounts reclassified from AOCI	0	(107)	(249)	(356)
Other comprehensive income (loss)	(326)	1,506	(40)	1,140
Balance as of September 30, 2019	$(2,210)	$818	$196	$(1,196)

Table of Contents	Alphabet Inc.

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2018	2019	2018	2019
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(29)	$49	$(62)	$145
	Benefit (provision) for income taxes	0	(10)	0	(38)
	Net of tax	(29)	39	$(62)	$107
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	84	93	$(264)	$306
Interest rate contracts	Other income (expense), net	1	1	3	4
	Benefit (provision) for income taxes	(15)	(19)	59	(61)
	Net of tax	70	75	$(202)	$249
Total amount reclassified, net of tax		$41	$114	$(264)	$356

Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Interest income	$481	$631	$1,336	$1,806
Interest expense(1)	(28)	(23)	(85)	(83)
Foreign currency exchange gain (loss), net	(55)	41	(112)	63
Gain (loss) on debt securities, net	(29)	49	(62)	145
Gain (loss) on equity securities, net	1,382	(1,528)	5,475	2,254
Performance fees(2)	(315)	227	(1,185)	(333)
Loss and impairment from equity method investments, net	(27)	(14)	(139)	(70)
Other	49	68	310	174
Other income (expense), net	$1,458	$(549)	$5,538	$3,956

(1)
Interest expense is net of interest capitalized of $23 million and $46 million for the three months ended September 30, 2018 and 2019, respectively and $62 million and $113 million for the nine months ended September 30, 2018 and 2019, respectively.

(2)
Performance fees were reclassified for prior periods from general and administrative expenses to other income (expense), net to conform with current period presentation. For further information on the performance fees, see Note 13.

Note 8. Acquisitions
During the nine months ended September 30, 2019, we completed acquisitions and purchases of intangible assets for total consideration of approximately $340 million, net of cash acquired. In aggregate, $203 million was attributed to goodwill, $141 million was attributed to intangible assets, and $4 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.
For all intangible assets acquired and purchased during the nine months ended September 30, 2019, patents and developed technology have a weighted-average useful life of 3.9 years, and trade names and other have a weighted-average useful life of 5.3 years.

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
Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2018	$17,521	$367	$17,888
Acquisitions	203	0	203
Transfers	9	(9)	0
Foreign currency translation and other adjustments	(22)	0	(22)
Balance as of September 30, 2019	$17,711	$358	$18,069

Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$5,125	$3,394	$1,731
Customer relationships	349	308	41
Trade names and other	703	255	448
Total	$6,177	$3,957	$2,220

	As of September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$4,826	$3,455	$1,371
Customer relationships	90	73	17
Trade names and other	683	324	359
Total	$5,599	$3,852	$1,747

Amortization expense relating to purchased intangible assets was $218 million and $188 million for the three months ended September 30, 2018 and 2019, respectively, and $663 million and $594 million for the nine months ended September 30, 2018 and 2019, respectively.
As of September 30, 2019, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows (in millions, unaudited):

Remainder of 2019	$185
2020	647
2021	565
2022	227
2023	15
Thereafter	108
Total	$1,747

Table of Contents	Alphabet Inc.

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
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India (CCI), Brazil's Administrative Council for Economic Defense (CADE), the Korean Fair Trade Commission, and the French Competition Authority have also opened investigations into certain of our business practices. In November 2016, we responded to the CCI Director General's report with interim findings of competition law infringements regarding search and ads. On February 8, 2018, the CCI issued its final decision, including a fine of approximately $21 million, finding no violation of competition law infringement on most of the issues it investigated, but finding violations, including in the display of the “flights unit” in search results, and a contractual provision in certain direct search intermediation agreements. We have appealed the CCI decision. The fine was accrued for in 2018.
In August 2019, we began receiving civil investigative demands from the U.S. Department of Justice (DOJ) requesting information and documents relating to our prior antitrust investigations in the United States and elsewhere and certain of our business practices. The House Judiciary Committee and attorneys general from 51 States and Territories have also opened antitrust investigations into certain of our business practices. We continue to cooperate with the DOJ, Federal and State regulators in the United States, and other regulators around the world.
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

Table of Contents	Alphabet Inc.

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
In 2010, Oracle America, Inc. (Oracle) brought a copyright lawsuit against Google in the Northern District of California, alleging that Google's Android operating system infringes Oracle's copyrights related to certain Java application programming interfaces. After trial, final judgment was entered by the district court in favor of Google on June 8, 2016, and the court decided post-trial motions in favor of Google. Oracle appealed and on March 27, 2018, the appeals court reversed and remanded the case for a trial on damages. On May 29, 2018, we filed a petition for an en banc rehearing at the Federal Circuit, and on August 28, 2018, the Federal Circuit denied the petition. On January 24, 2019, we filed a petition to the Supreme Court of the United States to review this case. On April 29, 2019, the Supreme Court requested the views of the Solicitor General regarding our petition. On September 27, 2019, the Solicitor General recommended denying our petition, and we provided our response on October 16, 2019. We expect the Supreme Court to decide whether to review this case in early November 2019. If the Supreme Court declines to review the case, the case will be remanded to the district court for further determination of the remaining issues in the case, including damages, if any. We believe this lawsuit is without merit and are defending ourselves vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
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

Table of Contents	Alphabet Inc.

2019, the board of directors of Alphabet authorized the company to repurchase up to an additional $25.0 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
During the nine months ended September 30, 2019, we repurchased and subsequently retired 10.6 million shares of Alphabet Class C capital stock for an aggregate amount of $12.3 billion.
Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended September 30,
	2018			2019
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$3,946	$620	$4,626	$3,059	$475	$3,534
Denominator
Number of shares used in per share computation	298,614	46,885	350,135	299,835	46,515	346,391
Basic net income per share	$13.21	$13.21	$13.21	$10.20	$10.20	$10.20
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$3,946	$620	$4,626	$3,059	$475	$3,534
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	620	0	0	475	0	0
Reallocation of undistributed earnings	(46)	(8)	46	(24)	(4)	24
Allocation of undistributed earnings	$4,520	$612	$4,672	$3,510	$471	$3,558
Denominator
Number of shares used in basic computation	298,614	46,885	350,135	299,835	46,515	346,391
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,885	0	0	46,515	0	0
Restricted stock units and other contingently issuable shares	603	0	7,622	381	0	5,077
Number of shares used in per share computation	346,102	46,885	357,757	346,731	46,515	351,468
Diluted net income per share	$13.06	$13.06	$13.06	$10.12	$10.12	$10.12

Table of Contents	Alphabet Inc.

	Nine Months Ended September 30,
	2018			2019
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$9,355	$1,471	$10,962	$10,218	$1,588	$11,866
Denominator
Number of shares used in per share computation	298,445	46,921	349,741	299,493	46,549	347,818
Basic net income per share	$31.34	$31.34	$31.34	$34.12	$34.12	$34.12
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$9,355	$1,471	$10,962	$10,218	$1,588	$11,866
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,471	0	0	1,588	0	0
Reallocation of undistributed earnings	(116)	(19)	116	(83)	(13)	83
Allocation of undistributed earnings	$10,710	$1,452	$11,078	$11,723	$1,575	$11,949
Denominator
Number of shares used in basic computation	298,445	46,921	349,741	299,493	46,549	347,818
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,921	0	0	46,549	0	0
Restricted stock units and other contingently issuable shares	738	0	8,235	448	0	5,369
Number of shares used in per share computation	346,104	46,921	357,976	346,490	46,549	353,187
Diluted net income per share	$30.95	$30.95	$30.95	$33.83	$33.83	$33.83
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended September 30, 2018 and 2019, total stock-based compensation (SBC) expense was $2.3 billion and $2.8 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $2.2 billion and $2.6 billion, respectively. For the nine months ended September 30, 2018 and 2019, total SBC expense was $7.3 billion and $8.6 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $7.1 billion and $8.2 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the nine months ended September 30, 2019 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2018	18,467,678	$936.96
Granted	12,636,282	$1,071.78
Vested	(8,578,070)	$901.75
Forfeited/canceled	(1,220,117)	$985.10
Unvested as of September 30, 2019	21,305,773	$1,028.35

As of September 30, 2019, there was $20.4 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years.

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
Note 14. Income Taxes
Our effective tax rate for the three months ended September 30, 2018 and 2019 was 8.8% and 18.1%, respectively. The increase in effective tax rate is primarily due to an increase in unrecognized tax benefits in 2019 as compared to 2018 and the benefits of the U.S. Tax Cuts and Jobs Act ("Tax Act") recognized in 2018.
Our effective tax rate for the three months ended September 30, 2019 was lower than the U.S. federal statutory rate, primarily due to foreign earnings taxed at lower rates and the U.S. Research and Development Tax Credit, partially offset by changes in unrecognized tax benefits.
Our effective tax rate for the three months ended September 30, 2018 was lower than the U.S. federal statutory rate primarily due to foreign earnings taxed at lower rates, effects of the Tax Act, the U.S. Research and Development Tax Credit and changes in unrecognized tax benefits.
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $4.7 billion and $4.9 billion as of December 31, 2018 and September 30, 2019, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.9 billion as of both December 31, 2018 and September 30, 2019. It is reasonably possible that certain U.S. and non-U.S. tax matters may be resolved in the next 12 months, which may decrease our unrecognized tax benefits (either by payment, release or a combination of both) up to $2.6 billion in the next 12 months.
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

Table of Contents	Alphabet Inc.

Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Revenues:
Google	$33,594	$40,344	$97,102	$115,295
Other Bets	146	155	441	487
Total revenues	$33,740	$40,499	$97,543	$115,782

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Operating income (loss):
Google	$9,490	$10,865	$26,817	$30,578
Other Bets	(727)	(941)	(2,030)	(2,798)
Reconciling items(1)	(138)	(747)	(5,484)	(2,815)
Total income from operations	$8,625	$9,177	$19,303	$24,965

(1)
Reconciling items are primarily comprised of the EC fines for the nine months ended September 30, 2018 and 2019, a charge from a legal settlement for the three and nine months ended September 30, 2019, and corporate administrative costs and other miscellaneous items that are not allocated to individual segments for all periods presented. Performance fees previously included in reconciling items were reclassified for prior periods from general and administrative expenses to other income (expense), net to conform with current period presentation. For further information on the reclassification, see Note 1.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Capital expenditures:
Google	$5,643	$7,228	$18,611	$18,658
Other Bets	55	71	120	195
Reconciling items(2)	(416)	(567)	(673)	(1,357)
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$5,282	$6,732	$18,058	$17,496

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

Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Stock-based compensation:
Google	$2,071	$2,470	$6,663	$7,682
Other Bets	125	117	364	365
Reconciling items(3)	34	34	73	103
Total stock-based compensation(4)	$2,230	$2,621	$7,100	$8,150

Depreciation, amortization, and impairment:
Google	$2,277	$2,837	$6,209	$8,122
Other Bets	78	83	246	246
Total depreciation, amortization, and impairment	$2,355	$2,920	$6,455	$8,368

(3)	Reconciling items represent corporate administrative costs that are not allocated to individual segments.

(4)	For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2018	As of September 30, 2019
		(unaudited)
Long-lived assets:
United States	$74,882	$87,599
International	22,234	27,087
Total long-lived assets	$97,116	$114,686

For revenues by geography, see Note 2.

Table of Contents	Alphabet Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Below are our key financial results for the three months ended September 30, 2019 (consolidated unless otherwise noted):

•	Revenues of $40.5 billion and revenue growth of 20% year over year, constant currency revenue growth of 22% year over year.

•	Google segment revenues of $40.3 billion with revenue growth of 20% year over year and Other Bets revenues of $155 million with revenue growth of 6% year over year.

•	Revenues from the United States, EMEA, APAC, and Other Americas were $18.7 billion, $12.7 billion, $6.8 billion, and $2.3 billion, respectively.

•	Cost of revenues was $17.6 billion, consisting of TAC of $7.5 billion and other cost of revenues of $10.1 billion. TAC as a percentage of advertising revenues was 22%.

•	Operating expenses (excluding cost of revenues) were $13.8 billion.

•	Income from operations was $9.2 billion.

•	Other income (expense), net, was a loss of $549 million.

•	Effective tax rate was 18%.

•	Net income was $7.1 billion with diluted net income per share of $10.12.

•	Operating cash flow was $15.5 billion.

•	Capital expenditures were $6.7 billion.

•
Number of employees was 114,096 as of September 30, 2019. The majority of new hires during the quarter were engineers and product managers. By product area, the largest headcount additions were in Google Cloud and Search.

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

Table of Contents	Alphabet Inc.

Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Google segment
Google properties revenues	$24,054	$28,647	$69,314	$81,664
Google Network Members' properties revenues	4,900	5,269	14,369	15,573
Google advertising revenues	28,954	33,916	83,683	97,237
Google other revenues	4,640	6,428	13,419	18,058
Google segment revenues	33,594	40,344	97,102	115,295

Other Bets
Other Bets revenues	146	155	441	487

Revenues	$33,740	$40,499	$97,543	$115,782
Google segment
The following table presents our Google segment revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Google segment revenues	$33,594	$40,344	$97,102	$115,295
Google segment revenues as a percentage of total revenues	99.6%	99.6%	99.5%	99.6%
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
Our advertising revenue growth, as well as the change in paid clicks and cost-per-click on Google properties and the change in impressions and cost-per-impression on Google Network Members' properties and the correlation between these items, have been affected and may continue to be affected by various factors, including:

•	advertiser competition for keywords;

•	changes in advertising quality, formats or delivery;

•	changes in device mix;

•	changes in foreign currency exchange rates;

•	fees advertisers are willing to pay based on how they manage their advertising costs;

•	general economic conditions;

•	growth rates of revenues within Google properties;

Table of Contents	Alphabet Inc.

•	seasonality; and

•	traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels.
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
Google properties
The following table presents our Google properties revenues (in millions, unaudited), and changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Google properties revenues	$24,054	$28,647	$69,314	$81,664
Google properties revenues as a percentage of Google segment revenues	71.6%	71.0%	71.4%	70.8%
Paid clicks change		18%		28%
Cost-per-click change		(2)%		(11)%
Google properties revenues consist primarily of advertising revenues that are generated on:

•	Google search properties which includes revenues from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.; and

•	Other Google owned and operated properties like Gmail, Google Maps, Google Play, and YouTube.
Our Google properties revenues increased $4,593 million and $12,350 million from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019, respectively. The growth was primarily driven by increases in mobile search resulting from ongoing growth in user adoption and usage, as well as continued growth in advertiser activity. We also experienced growth in YouTube driven primarily by video advertising, as well as growth in desktop search due to improvements in ad formats and delivery. The growth was partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs on Google properties increased from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019 due to growth in views of YouTube engagement ads; increase in clicks due to an increase in mobile search queries and improvements we have made in ad formats and delivery; as well as continued global expansion of our products, advertisers and user base. The positive effect on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was affected by changes in device mix, geographic mix, ongoing product changes, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.

Table of Contents	Alphabet Inc.

Google Network Members' properties
The following table presents our Google Network Members' properties revenues (in millions, unaudited) and changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Google Network Members' properties revenues	$4,900	$5,269	$14,369	$15,573
Google Network Members' properties revenues as a percentage of Google segment revenues	14.6%	13.1%	14.8%	13.5%
Impressions change		12%		9%
Cost-per-impression change		(3)%		(1)%
Google Network Members' properties revenues consist primarily of advertising revenues generated from advertisements served on Google Network Members' properties participating in:

•	AdMob;

•	AdSense (such as AdSense for Content, AdSense for Search, etc.); and

•	Google Ad Manager.
Our Google Network Members' properties revenues increased $369 million and $1,204 million from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019, respectively. The growth was primarily driven by strength in both programmatic advertising buying and AdMob, partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
Impressions increased from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019 primarily due to growth in programmatic advertising buying. The cost-per-impression was relatively unchanged due to a combination of factors including ongoing product and policy changes and improvements we have made in ad formats and delivery, changes in device mix, geographic mix, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Google other revenues	$4,640	$6,428	$13,419	$18,058
Google other revenues as a percentage of Google segment revenues	13.8%	15.9%	13.8%	15.7%
Google other revenues consist primarily of revenues from:
•Apps, in-app purchases, and digital content in the Google Play store;

•	Google Cloud offerings;

•	Hardware; and

•	YouTube subscriptions.
Our Google other revenues increased $1,788 million and $4,639 million from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019, respectively. The growth was primarily driven by revenues from Google Cloud offerings as well as revenues from Google Play, largely relating to in-app purchases (revenues which we recognize net of payout to developers).
Over time, our growth rate for Google other revenues may be affected by the seasonality associated with new product and service launches and market dynamics.

Table of Contents	Alphabet Inc.

Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Other Bets revenues	$146	$155	$441	$487
Other Bets revenues as a percentage of total revenues	0.4%	0.4%	0.5%	0.4%
Other Bets revenues consist primarily of revenues and sales from internet and TV services as well as licensing and R&D services.
Our Other Bets revenues were relatively flat from the three months ended September 30, 2018 to three months ended September 30, 2019.
Our Other Bets revenue increased $46 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 primarily driven by revenues from Verily licensing and R&D services and sales of Access internet and TV services.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the addresses of our customers (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
United States	46%	46%	46%	46%
EMEA	32%	31%	33%	32%
APAC	16%	17%	15%	17%
Other Americas	6%	6%	6%	5%
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

Table of Contents	Alphabet Inc.

The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
EMEA revenues	$10,958	$12,667	$32,217	$36,859
Exclude foreign exchange effect on current period revenues using prior year rates	123	456	(1,692)	2,034
Exclude hedging effect recognized in current period	(49)	(102)	271	(313)
EMEA constant currency revenues	$11,032	$13,021	$30,796	$38,580
Prior period EMEA revenues, excluding hedging effect	$9,258	$10,909	$25,748	$32,488
EMEA revenue growth	20%	16%	25%	14%
EMEA constant currency revenue growth	19%	19%	20%	19%

APAC revenues	$5,424	$6,828	$15,318	$19,491
Exclude foreign exchange effect on current period revenues using prior year rates	94	17	(195)	433
Exclude hedging effect recognized in current period	(23)	(14)	(8)	(45)
APAC constant currency revenues	$5,495	$6,831	$15,115	$19,879
Prior period APAC revenues, excluding hedging effect	$4,217	$5,401	$11,496	$15,310
APAC revenue growth	29%	26%	33%	27%
APAC constant currency revenue growth	30%	26%	31%	30%

Other Americas revenues	$1,835	$2,293	$5,408	$6,326
Exclude foreign exchange effect on current period revenues using prior year rates	168	66	193	442
Exclude hedging effect recognized in current period	(8)	(3)	(1)	(6)
Other Americas constant currency revenues	$1,995	$2,356	$5,600	$6,762
Prior period Other Americas revenues, excluding hedging effect	$1,558	$1,827	$4,238	$5,407
Other Americas revenue growth	19%	25%	28%	17%
Other Americas constant currency revenue growth	28%	29%	32%	25%

United States revenues	$15,523	$18,711	$44,600	$53,106
United States revenue growth	20%	21%	20%	19%

Total revenues	$33,740	$40,499	$97,543	$115,782
Total constant currency revenues	$34,045	$40,919	$96,111	$118,327
Prior period revenues, excluding hedging effect	$27,963	$33,660	$78,503	$97,805
Total revenue growth	21%	20%	24%	19%
Total constant currency revenue growth	22%	22%	22%	21%
Our EMEA revenues for the three and nine months ended September 30, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Euro and British pound.
Our revenues from APAC for the three months ended September 30, 2019 were slightly affected by foreign currency exchange rates, offset by hedging benefits. Our revenues from APAC for the nine months ended September 30, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Australian dollar, South Korean won and Indian rupee.

Table of Contents	Alphabet Inc.

Our revenues from Other Americas for the three months ended September 30, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Argentine peso and Canadian dollar. Our revenues from Other Americas for the nine months ended September 30, 2019 were unfavorably affected by foreign currency exchange rates, offset by hedging benefits, primarily due to the U.S. dollar strengthening relative to the Argentine peso and Brazilian real.
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

•	Expenses associated with our data centers and other operations (including bandwidth, compensation expenses (including SBC), depreciation, energy, and other equipment costs); and

•	Inventory related costs for hardware we sell.
The following tables present our cost of revenues, including TAC (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
TAC	$6,582	$7,490	$19,290	$21,588
Other cost of revenues	7,699	10,078	22,341	29,288
Total cost of revenues	$14,281	$17,568	$41,631	$50,876
Total cost of revenues as a percentage of revenues	42.3%	43.4%	42.7%	43.9%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
TAC to distribution partners	$3,155	$3,856	$9,066	$10,856
TAC to distribution partners as a percentage of Google properties revenues(1) (Google properties TAC rate)	13.1%	13.5%	13.1%	13.3%

TAC to Google Network Members	$3,427	$3,634	$10,224	$10,732
TAC to Google Network Members as a percentage of Google Network Members' properties revenues(1) (Network Members TAC rate)	69.9%	69.0%	71.2%	68.9%

TAC	$6,582	$7,490	$19,290	$21,588
TAC as a percentage of advertising revenues(1) (Aggregate TAC rate)	22.7%	22.1%	23.1%	22.2%

(1)	Revenues include hedging gains (losses) which affect TAC rates.
Cost of revenues increased $3,287 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. The increase was due to increases in other cost of revenues and TAC of $2,379 million and $908 million, respectively. Cost of revenues increased $9,245 million from the nine months ended September 30,

Table of Contents	Alphabet Inc.

2018 to the nine months ended September 30, 2019. The increase was due to increases in other cost of revenues and TAC of $6,947 million and $2,298 million, respectively.
The increase in other cost of revenues from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019 was due to an increase in data center and other operations costs and an increase in content acquisition costs primarily related to YouTube.
The increase in total TAC from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019 was primarily due to increases in TAC paid to distribution partners and TAC to Google Network Members. The decrease in the aggregate TAC rate was a result of the favorable revenue mix shift from Google Network Members' properties to Google properties.
The increase in TAC to distribution partners from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019 was primarily due to an increase in Google properties revenues. The Google properties TAC rate increased due to the ongoing shift to mobile, which carries higher TAC because more mobile searches are channeled through paid access points, partially offset by an increase in YouTube advertising revenues where the associated content acquisition costs are included in other cost of revenues.
The increase in TAC to Google Network Members from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019 was a result of an increase in Google Network Members' properties revenues offset by a decrease in the associated TAC rate primarily due to changes in product mix.
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

•	Relative revenue growth rates of Google properties and Google Network Members' properties;

•	Costs associated with our data centers and other operations to support ads, Google Cloud, Search and YouTube and other products;

•	Content acquisition costs, which are affected by the relative growth rates in our YouTube advertising and subscription businesses;

•	Costs related to hardware sales; and

•	Increased proportion of non-advertising revenues, which generally have higher costs of revenues, relative to our advertising revenues.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Research and development expenses	$5,232	$6,554	$15,385	$18,796
Research and development expenses as a percentage of revenues	15.5%	16.2%	15.8%	16.2%
R&D expenses consist primarily of:

•	Compensation expenses (including SBC) and facilities-related costs for engineering and technical employees responsible for R&D of our existing and new products and services;

•	Depreciation expenses;

•	Equipment-related expenses; and

•	Professional services fees primarily related to consulting and outsourcing services.
R&D expenses increased $1,322 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $1,017 million, largely resulting from a 21% increase in headcount.

Table of Contents	Alphabet Inc.

R&D expenses increased $3,411 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $2,515 million, largely resulting from a 24% increase in headcount.
Over time, R&D expenses as a percentage of revenues may be affected by a number of factors including continued investment in ads, Android, Chrome, Google Cloud, Google Play, hardware, machine learning, and Search.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Sales and marketing expenses	$3,849	$4,609	$11,233	$12,726
Sales and marketing expenses as a percentage of revenues	11.4%	11.4%	11.5%	11.0%
Sales and marketing expenses consist primarily of:

•	Advertising and promotional expenditures related to our products and services; and

•	Compensation expenses (including SBC) and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $760 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $432 million, largely resulting from a 13% increase in headcount. In addition, there was an increase in advertising and promotional expenses of $179 million, largely resulting from increases in marketing and promotion-related expenses for Google Search and hardware.
Sales and marketing expenses increased $1,493 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $976 million, largely resulting from a 16% increase in headcount. In addition, there was an increase in advertising and promotional expenses of $275 million, largely resulting from increases in marketing and promotion-related expenses for Google Search.
Over time, sales and marketing expenses as a percentage of revenues may be affected by a number of factors including the seasonality associated with new product and service launches.
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
General and administrative expenses	$1,753	$2,591	$4,920	$6,722
General and administrative expenses as a percentage of revenues	5.2%	6.4%	5.0%	5.8%
General and administrative expenses consist primarily of:

•	Compensation expenses (including SBC) and facilities-related costs for employees in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation;

•	Equipment-related expenses; and

•	Professional services fees primarily related to audit, information technology consulting, outside legal, and outsourcing services.
General and administrative expenses increased $838 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. The increase was primarily due to a $554 million charge from a legal settlement. In addition, there was an increase of $170 million in non-income tax-related items.

Table of Contents	Alphabet Inc.

General and administrative expenses increased $1,802 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase was primarily due to an increase in legal-related expenses of $986 million, including a charge of $554 million from a legal settlement in the third quarter of 2019 and the effect of a legal settlement gain recorded in the first quarter of 2018. In addition, there was an increase in compensation expenses (including SBC) and facilities-related costs of $477 million, largely resulting from a 19% increase in headcount.
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
Other Income (Expense), Net
The following table presents other income (expense), net (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Other income (expense), net	$1,458	$(549)	$5,538	$3,956
Other income (expense), net, as a percentage of revenues	4.3%	(1.4)%	5.7%	3.4%
Other income (expense), net, was a loss of $549 million for the three months ended September 30, 2019 and a gain of $1,458 million for the three months ended September 30, 2018. The change was primarily due to unrealized losses on equity securities offset by a decrease in accrued performance fees in 2019, as compared to unrealized gains on equity securities offset by an increase in accrued performance fees in 2018.
Other income (expense), net, was a gain of $3,956 million for the nine months ended September 30, 2019 and a gain of $5,538 million for the nine months ended September 30, 2018. The change was primarily driven by decreases in unrealized gains on equity securities, offset by a decrease in accrued performance fees.
Over time, other income (expense), net, as a percentage of revenues may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of non-marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our equity securities. Fluctuations in the value of these investments could contribute to the volatility of OI&E in future periods. For additional information about equity investments, please see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate; unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Provision for income taxes	$891	$1,560	$3,053	$5,249
Effective tax rate	8.8%	18.1%	12.3%	18.1%
Our effective tax rate increased 9.3% from the three months ended September 30, 2018 to the three months ended September 30, 2019. The increase is primarily due to an increase in unrecognized tax benefits in 2019 as compared to 2018 and the benefits of the Tax Act recognized in 2018.

Table of Contents	Alphabet Inc.

Our effective tax rate increased 5.8% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase is primarily due to the release of our deferred tax asset valuation allowance related to the gains on equity securities in 2018, the benefits of the Tax Act recognized in 2018, and the reversal of the Altera tax benefit as a result of the U.S. Court of Appeals decision in 2019.
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
Capital Resources and Liquidity
As of September 30, 2019, we had $121.2 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities (certain of which are subject to short-term lock-up restrictions).
As of September 30, 2019, we had long-term taxes payable of $7.0 billion related to a one-time transition tax payable incurred as a result of the Tax Act. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2019, we had no commercial paper outstanding. As of September 30, 2019, we have $4.0 billion of revolving credit facilities expiring in July 2023 with no amounts outstanding. The interest rate for the credit facilities is determined based on a formula using certain market rates. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of September 30, 2019, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $4.0 billion.
In January 2018, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock, which was completed during the first quarter of 2019. In January 2019, the board of directors of Alphabet authorized the company to repurchase up to an additional $12.5 billion of its Class C capital stock. In July 2019, the board of directors of Alphabet authorized the company to repurchase up to an additional $25.0 billion of its Class C capital stock. As of September 30, 2019, $26.9 billion remains available for repurchase. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. During the nine months ended September 30, 2019, we repurchased and subsequently retired 10.6 million shares of Alphabet Class C capital stock for an aggregate amount of $12.3 billion.

Table of Contents	Alphabet Inc.

The following table presents our cash flows (in millions, unaudited):

	Nine Months Ended
	September 30,
	2018	2019
Net cash provided by operating activities	$34,984	$40,093
Net cash used in investing activities	$(21,628)	$(24,788)
Net cash used in financing activities	$(10,433)	$(15,883)
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
Net cash provided by operating activities increased from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 primarily due to increases in cash received from advertising revenues and Google other revenues offset by increases in cash paid for cost of revenues and operating expenses.
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
Net cash used in investing activities increased from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 primarily due to a net increase in purchases of securities, partially offset by decreases in payments for acquisitions and purchases of property and equipment. The decrease in purchases of property and equipment was driven by a decrease in purchases of servers, partially offset by increases in data center construction as well as purchases of land and buildings for offices.
Cash Used in Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments related to stock-based award activities, repurchases of capital stock, net proceeds or payments from issuance or repayments of debt, and proceeds from sale of interest in consolidated entities.
Net cash used in financing activities increased from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 primarily due to an increase in cash payments for repurchases of capital stock, partially offset by a decrease in net payments related to stock-based award activities and an increase in proceeds from sale of interest in consolidated entities.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - 31	942	$1,147.43	942	$31,507
August 1 - 31	1,068	$1,181.77	1,068	$30,245
September 1 - 30	2,750	$1,219.54	2,750	$26,891
Total	4,760		4,760

(1)
In January 2018, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion of its Class C capital stock, which was completed during the first quarter of 2019. In January 2019, the board of directors of Alphabet authorized the company to repurchase an additional $12.5 billion of its Class C capital stock. In July 2019, the board of directors of Alphabet authorized the company to repurchase up to an additional $25.0 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. See Note 11 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2)	Average price paid per share includes costs associated with the repurchases.

Table of Contents	Alphabet Inc.

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

*	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
October 28, 2019	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
October 28, 2019	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer