Form 10-Q
period 2020-03-31
Alphabet Inc.
filed 2020-04-29
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 21, 2020, there were 300,050,444 shares of Alphabet’s Class A common stock outstanding, 46,407,491 shares of Alphabet's Class B common stock outstanding, and 336,162,278 shares of Alphabet's Class C capital stock outstanding.

i

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2020

3

Table of Contents	Alphabet Inc.
Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:
•the effect of the novel coronavirus pandemic ("COVID-19") on our business, operations, and financial results, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;
•the growth of our business and revenues and our expectations about the factors that influence our success and trends in our business;
•the potential for declines in our revenue growth rate and operating margin;
•our expectation that the shift from an offline to online world will continue to benefit our business;
•our expectation that the portion of our revenues that we derive from non-advertising revenues will continue to increase and may affect our margins;
•our expectation that our traffic acquisition costs ("TAC") and the associated TAC rates will fluctuate, which could affect our overall margins;
•our expectation that our monetization trends will fluctuate, which could affect our revenues and margins;
•fluctuations in our revenue growth, as well as the change in paid clicks and cost-per-click on Google properties and the change in impressions and cost-per-impression on Google Network Members’ properties, and various factors contributing to such fluctuations;
•our expectation that we will continue to periodically review, refine, and update our methodologies for monitoring, gathering, and counting the number of paid clicks on Google properties and impressions on Google Network Members’ properties;
•our expectation that our results will be affected by our performance in international markets as users in developing economies increasingly come online;
•our expectation that our foreign exchange risk management program will not fully offset our net exposure to fluctuations in foreign currency exchange rates;
•the expected variability of gains and losses related to hedging activities under our foreign exchange risk management program;
•the amount and timing of revenue recognition for commitments in customer contracts with performance obligations, which could impact our estimate of the remaining amount of commitments and when we expect to recognize revenue;
•fluctuations in our capital expenditures;
•our plans to continue to invest in new businesses, products, services and technologies, systems, land and buildings for data centers and offices, and infrastructure, as well as to continue to invest in acquisitions;
•our pace of hiring and our plans to provide competitive compensation programs;
•our expectation that our cost of revenues, research and development ("R&D") expenses, sales and marketing expenses, and general and administrative expenses will increase in amount and may increase as a percentage of revenues and may be affected by a number of factors;
•estimates of our future compensation expenses;
•our expectation that our other income (expense), net ("OI&E"), will fluctuate in the future, as it is largely driven by market dynamics;
•fluctuations in our effective tax rate;
•seasonal fluctuations in internet usage and advertiser expenditures, underlying business trends such as traditional retail seasonality and macroeconomic conditions (including developments and volatility arising from COVID-19), which are likely to cause fluctuations in our quarterly results;
•the sufficiency of our sources of funding;
•our potential exposure in connection with pending investigations, proceedings, and other contingencies;

Table of Contents	Alphabet Inc.
•the sufficiency and timing of our proposed remedies in response to the European Commission's ("EC") and others' decisions;
•our expectations regarding the timing, design and implementation of our new global enterprise resource planning ("ERP") system;
•the expected timing and amount of Alphabet Inc.'s share repurchases;
•our long-term sustainability goals;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission ("SEC"), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part II, Item 1A, "Risk Factors" and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2019	As of March 31, 2020
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,498	$19,644
Marketable securities	101,177	97,585
Total cash, cash equivalents, and marketable securities	119,675	117,229
Accounts receivable, net	25,326	21,825
Income taxes receivable, net	2,166	1,910
Inventory	999	889
Other current assets	4,412	5,165
Total current assets	152,578	147,018
Non-marketable investments	13,078	12,367
Deferred income taxes	721	730
Property and equipment, net	73,646	76,747
Operating lease assets	10,941	11,219
Intangible assets, net	1,979	1,840
Goodwill	20,624	20,734
Other non-current assets	2,342	2,748
Total assets	$275,909	$273,403
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,561	$4,099
Accrued compensation and benefits	8,495	5,656
Accrued expenses and other current liabilities	23,067	22,601
Accrued revenue share	5,916	4,982
Deferred revenue	1,908	1,938
Income taxes payable, net	274	913
Total current liabilities	45,221	40,189
Long-term debt	4,554	5,016
Deferred revenue, non-current	358	350
Income taxes payable, non-current	9,885	9,207
Deferred income taxes	1,701	2,079
Operating lease liabilities	10,214	10,476
Other long-term liabilities	2,534	2,427
Total liabilities	74,467	69,744
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 688,335 (Class A 299,828, Class B 46,441, Class C 342,066) and 683,972 (Class A 300,047, Class B 46,407, Class C 337,518) shares issued and outstanding	50,552	53,688
Accumulated other comprehensive loss	(1,232)	(1,097)
Retained earnings	152,122	151,068
Total stockholders’ equity	201,442	203,659
Total liabilities and stockholders’ equity	$275,909	$273,403
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2019	2020
Revenues	$36,339	$41,159
Costs and expenses:
Cost of revenues	16,012	18,982
Research and development	6,029	6,820
Sales and marketing	3,905	4,500
General and administrative	2,088	2,880
European Commission fines	1,697	0
Total costs and expenses	29,731	33,182
Income from operations	6,608	7,977
Other income (expense), net	1,538	(220)
Income before income taxes	8,146	7,757
Provision for income taxes	1,489	921
Net income	$6,657	$6,836

Basic net income per share of Class A and B common stock and Class C capital stock	$9.58	$9.96
Diluted net income per share of Class A and B common stock and Class C capital stock	$9.50	$9.87
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	March 31,
	2019	2020
Net income	$6,657	$6,836
Other comprehensive income:
Change in foreign currency translation adjustment	(36)	(550)
Available-for-sale investments:
Change in net unrealized gains (losses)	719	498
Less: reclassification adjustment for net (gains) losses included in net income	7	(169)
Net change (net of tax effect of $88 and $81)	726	329
Cash flow hedges:
Change in net unrealized gains (losses)	(30)	378
Less: reclassification adjustment for net (gains) losses included in net income	(104)	(22)
Net change (net of tax effect of $1 and $81)	(134)	356
Other comprehensive income	556	135
Comprehensive income	$7,213	$6,971
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended March 31, 2019
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	695,556	$45,049	$(2,306)	$134,885	$177,628
Cumulative effect of accounting change	0	0	(30)	(4)	(34)
Common and capital stock issued	1,912	39	0	0	39
Stock-based compensation expense	0	2,788	0	0	2,788
Tax withholding related to vesting of restricted stock units and other	0	(1,184)	0	0	(1,184)
Repurchases of capital stock	(2,686)	(207)	0	(2,818)	(3,025)
Sale of interest in consolidated entities	0	47	0	0	47
Net income	0	0	0	6,657	6,657
Other comprehensive income (loss)	0	0	556	0	556
Balance as of March 31, 2019	694,782	$46,532	$(1,780)	$138,720	$183,472

	Three Months Ended March 31, 2020
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	688,335	$50,552	$(1,232)	$152,122	$201,442
Common and capital stock issued	2,125	106	0	0	106
Stock-based compensation expense	0	3,222	0	0	3,222
Tax withholding related to vesting of restricted stock units and other	0	(1,179)	0	0	(1,179)
Repurchases of capital stock	(6,488)	(606)	0	(7,890)	(8,496)
Sale of interest in consolidated entities	0	1,593	0	0	1,593
Net income	0	0	0	6,836	6,836
Other comprehensive income (loss)	0	0	135	0	135
Balance as of March 31, 2020	683,972	$53,688	$(1,097)	$151,068	$203,659
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	March 31,
	2019	2020
Operating activities
Net income	$6,657	$6,836
Adjustments:
Depreciation and impairment of property and equipment	2,416	2,899
Amortization and impairment of intangible assets	197	209
Stock-based compensation expense	2,769	3,191
Deferred income taxes	(73)	175
(Gain) loss on debt and equity securities, net	(1,081)	802
Other	22	297
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,172	2,602
Income taxes, net	1,068	(245)
Other assets	(265)	(115)
Accounts payable	(425)	(835)
Accrued expenses and other liabilities	(229)	(3,531)
Accrued revenue share	(147)	(871)
Deferred revenue	(81)	37
Net cash provided by operating activities	12,000	11,451
Investing activities
Purchases of property and equipment	(4,638)	(6,005)
Purchases of marketable securities	(20,883)	(37,563)
Maturities and sales of marketable securities	21,006	41,811
Purchases of non-marketable investments	(907)	(572)
Maturities and sales of non-marketable investments	99	260
Acquisitions, net of cash acquired, and purchases of intangible assets	(99)	(190)
Other investing activities	34	412
Net cash used in investing activities	(5,388)	(1,847)
Financing activities
Net payments related to stock-based award activities	(1,175)	(1,241)
Repurchases of capital stock	(3,025)	(8,496)
Proceeds from issuance of debt, net of costs	315	1,898
Repayments of debt	(345)	(1,947)
Proceeds from sale of interest in consolidated entities	47	1,600
Net cash used in financing activities	(4,183)	(8,186)
Effect of exchange rate changes on cash and cash equivalents	18	(272)
Net increase in cash and cash equivalents	2,447	1,146
Cash and cash equivalents at beginning of period	16,701	18,498
Cash and cash equivalents at end of period	$19,148	$19,644
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Unaudited Interim Financial Information
The Consolidated Balance Sheet as of March 31, 2020, the Consolidated Statements of Income for the three months ended March 31, 2019 and 2020, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2020, the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2019 and 2020 and the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2020 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2020, our results of operations for the three months ended March 31, 2019 and 2020, and our cash flows for the three months ended March 31, 2019 and 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.
Use of Estimates
Preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
As of March 31, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Accounts Receivable
Our payment terms for accounts receivable vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customers, we require payment before the products or services are delivered to the customer.

Table of Contents	Alphabet Inc.
We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the Consolidated Statements of Income. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.
For the three months ended March 31, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectibility trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $275 million and $717 million as of December 31, 2019 and March 31, 2020, respectively.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13 ("ASU 2016-13") "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. We adopted ASU 2016-13 using the modified retrospective approach as of January 1, 2020. The cumulative effect upon adoption was not material to our consolidated financial statements. See Note 3 for the effect on our consolidated financial statements for the three months ended March 31, 2020.
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

	Three Months Ended
	March 31,
	2019	2020
Google Search & other	$22,547	$24,502
YouTube ads(1)	3,025	4,038
Google properties	25,572	28,540
Google Network Members' properties	5,015	5,223
Google advertising	30,587	33,763
Google Cloud	1,825	2,777
Google other(1)	3,620	4,435
Google revenues	36,032	40,975
Other Bets revenues	170	135
Hedging gains (losses)	137	49
Total revenues	$36,339	$41,159
(1)  YouTube non-advertising revenues are included in Google other revenues.

Table of Contents	Alphabet Inc.
The following table presents our revenues disaggregated by geography, based on the addresses of our customers (in millions, unaudited):

	Three Months Ended
	March 31,
	2019		2020
United States	$16,532	45%	$18,870	46%
EMEA(1)	11,668	33	12,845	31
APAC(1)	6,096	17	7,238	18
Other Americas(1)	1,906	5	2,157	5
Hedging gains (losses)	137	0	49	0
Total revenues	$36,339	100%	$41,159	100%
(1) Regions represent Europe, the Middle East, and Africa ("EMEA"); Asia-Pacific ("APAC"); and Canada and Latin America ("Other Americas").
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the three months ended March 31, 2020 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.0 billion of revenues recognized that were included in the deferred revenue balance as of December 31, 2019.
Additionally, we have performance obligations associated with commitments in customer contracts, primarily related to Google Cloud, for future services that have not yet been recognized in revenue. This includes related deferred revenue currently recorded and amounts that will be invoiced in future periods. As of March 31, 2020, the amount not yet recognized in revenue from these commitments is $12.8 billion, which reflects our assessment of relevant contract terms and expectations of our customers’ intent and ability to utilize our services. This amount excludes contracts (i) with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. We expect to recognize approximately half over the next 24 months with the remaining thereafter. However, the amount and timing of revenue recognition is largely driven by customer utilization, which could impact our estimate of the remaining amount of commitments and when we expect to recognize such revenues.
Note 3. Financial Instruments
Debt Securities
We classify and account for our marketable debt securities as available-for-sale and carry these securities at fair value.
We report the unrealized gains and losses, net of taxes, as a component of stockholders' equity, except for certain unrealized gains and losses recorded in other income (expense), net, described below.
For debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded as a charge to other income (expense), net, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income ("AOCI"). We assess expected credit losses at the end of each reporting period and adjust the allowance through other income (expense), net.
For certain debt securities we have elected the fair value option for which changes in fair value are recorded in other income (expense), net. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts. Unrealized net loss related to debt securities still held where we have elected the fair value option was $9 million for the period ended March 31, 2020. As of March 31, 2020 the fair value was $1.9 billion. Balances prior to the period ended March 31, 2020 were not material.
We classify our marketable debt securities within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

Table of Contents	Alphabet Inc.
The following tables summarize our debt securities, for which we did not elect the fair value option, by significant investment categories as of December 31, 2019 and March 31, 2020 (in millions):

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$2,294	$0	$0	$2,294	$2,294	$0
Government bonds	55,033	434	(30)	55,437	4,518	50,919
Corporate debt securities	27,164	337	(3)	27,498	44	27,454
Mortgage-backed and asset-backed securities	19,453	96	(41)	19,508	0	19,508
Total	$103,944	$867	$(74)	$104,737	$6,856	$97,881

	As of March 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Level 2:
Time deposits(1)	$2,195	$0	$0	$2,195	$2,195	$0
Government bonds	50,350	1,162	(50)	51,462	3,668	47,794
Corporate debt securities	26,545	154	(360)	26,339	13	26,326
Mortgage-backed and asset-backed securities	18,576	287	(91)	18,772	0	18,772
Total	$97,666	$1,603	$(501)	$98,768	$5,876	$92,892
(1)The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $46 million and $257 million for the three months ended March 31, 2019 and 2020, respectively. We recognized gross realized losses of $48 million and $39 million for the three months ended March 31, 2019 and 2020, respectively. We reflect these gains and losses as a component of other income (expense), net.
The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of March 31, 2020
Due in 1 year	$24,209
Due in 1 year through 5 years	54,662
Due in 5 years through 10 years	3,080
Due after 10 years	12,820
Total	$94,771

Table of Contents	Alphabet Inc.
The following tables present fair values and gross unrealized losses recorded to AOCI as of December 31, 2019 and March 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$6,752	$(20)	$4,590	$(10)	$11,342	$(30)
Corporate debt securities	1,665	(2)	978	(1)	2,643	(3)
Mortgage-backed and asset-backed securities	4,536	(13)	2,835	(28)	7,371	(41)
Total	$12,953	$(35)	$8,403	$(39)	$21,356	$(74)

	As of March 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Government bonds	$4,168	$(50)	$79	$0	$4,247	$(50)
Corporate debt securities	15,561	(232)	113	(1)	15,674	(233)
Mortgage-backed and asset-backed securities	4,796	(85)	326	(6)	5,122	(91)
Total	$24,525	$(367)	$518	$(7)	$25,043	$(374)
During the three months ended March 31, 2020, for marketable debt securities, we recognized credit losses of $127 million, and the ending allowance for credit losses was $127 million. See Note 7 for further details on other income (expense), net.
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
Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). We qualitatively assess whether indicators of impairment exist. Factors considered in our assessment include the companies’ financial and liquidity position, access to capital resources, exposure to industries and markets impacted by COVID-19, and the time since the last adjustment to fair value, among others. If the assessment indicates that the investment is impaired, we estimate the fair value by using the best information available, which may include cash flow projections or other available market data. The effect of COVID-19 on our impairment assessment requires significant judgment due to the uncertainty around the impact.
All gains and losses, realized and unrealized, and impairments on non-marketable equity securities are recognized in other income (expense), net. Non-marketable equity securities that have been remeasured during the period are classified within Level 2 or Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold. The fair value of non-marketable equity securities that have been remeasured during the period due to impairment are classified within Level 3.

Table of Contents	Alphabet Inc.
Gains and losses on marketable and non-marketable equity securities
Gains and losses reflected in other income (expense), net, for our marketable and non-marketable equity securities are summarized below (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Net gain (loss) on equity securities sold during the period	$42	$171
Net unrealized gain (loss) on equity securities held as of the end of the period(1)	1,041	(985)
Total gain (loss) recognized in other income (expense), net	$1,083	$(814)
(1)Includes net gain of $390 million and net loss of $948 million related to non-marketable equity securities for the three months ended March 31, 2019 and 2020, respectively.
In the table above, net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later.
Cumulative net gains on equity securities sold during the period, which is summarized in the following table (in millions, unaudited), represents the total net gains (losses) recognized after the initial purchase date of the equity security. While these net gains may have been reflected in periods prior to the period of sale, we believe they are important supplemental information as they reflect the economic realized net gains on the securities sold during the period. Cumulative net gains are calculated as the difference between the sale price and the initial purchase price for the equity security sold during the period.

	Equity Securities Sold During the Three Months Ended March 31,
	2019	2020
Total sale price	$240	$909
Total initial cost	120	261
Cumulative net gains	$120	$648
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
(1)Non-marketable securities cumulative net gain is comprised of $3.5 billion unrealized gains and $445 million unrealized losses (including impairment).

	As of March 31, 2020
	Marketable Securities	Non-Marketable Securities	Total
	(unaudited)
Total initial cost	$1,865	$8,777	$10,642
Cumulative net gain(1)	949	2,006	2,955
Carrying value	$2,814	$10,783	$13,597
(1)Non-marketable securities cumulative net gain is comprised of $3.8 billion unrealized gains and $1.7 billion unrealized losses (including impairment).

Table of Contents	Alphabet Inc.
Marketable equity securities
The following table summarizes marketable equity securities measured at fair value by significant investment categories as of December 31, 2019 and March 31, 2020 (in millions):

	As of December 31, 2019		As of March 31, 2020
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
			(unaudited)
Level 1:
Money market funds	$4,604	$0	$6,806	$0
Marketable equity securities(1)	0	3,046	5	2,592
	4,604	3,046	6,811	2,592
Level 2:
Mutual funds	0	250	89	222
Total	$4,604	$3,296	$6,900	$2,814
(1) The balances as of December 31, 2019 and March 31, 2020 include investments that were reclassified from non-marketable equity securities following the initial public offering of the issuers.
Non-marketable equity securities
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Unrealized gains	$456	$356
Unrealized losses (including impairment)	(66)	(1,304)
Total unrealized gain (loss) for non-marketable equity securities	$390	$(948)
During the three months ended March 31, 2020, included in the $10.8 billion of non-marketable equity securities, $4.4 billion were measured at fair value resulting in a net unrealized loss of $948 million.
Equity securities accounted for under the Equity Method
Equity securities accounted for under the equity method had a carrying value of approximately $1.3 billion and $1.2 billion as of December 31, 2019 and March 31, 2020, respectively. Our share of gains and losses including impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 7 for further details on other income (expense), net.
Derivative Financial Instruments
We enter into derivative instruments to manage risks relating to our ongoing business operations. The primary risk managed with derivative instruments is foreign exchange risk. We use foreign currency contracts to reduce the risk that our cash flows, earnings, and investment in foreign subsidiaries will be adversely affected by foreign currency exchange rate fluctuations. We also enter into derivative instruments to partially offset our business exposure to other risks and enhance investment returns.
We recognize derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value and classify the derivatives primarily within Level 2 in the fair value hierarchy. We present our collar contracts (an option strategy comprised of a combination of purchased and written options) at net fair values where both the purchased and written options are with the same counterparty. For other derivative contracts, we present at gross fair values. We primarily record changes in the fair value in the Consolidated Statements of Income as either other income (expense), net, or revenues, or in the Consolidated Balance Sheets in AOCI, as discussed below.
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. Further, we enter into collateral security arrangements that provide for collateral to be received or pledged when the net fair value of certain financial instruments fluctuates from contractually established thresholds. Cash collateral received related to derivative instruments under our collateral security arrangements are included in other current assets with a corresponding liability. Cash and non-cash

Table of Contents	Alphabet Inc.
collateral pledged related to derivative instruments under our collateral security arrangements are included in other current assets.
Cash Flow Hedges
We designate foreign currency forward and option contracts (including collars) as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. These contracts have maturities of 24 months or less.
Cash flow hedge amounts included in the assessment of hedge effectiveness are deferred in AOCI and subsequently reclassified to revenue when the hedged item is recognized in earnings. We exclude the change in forward points and time value from our assessment of hedge effectiveness. The initial value of the excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in revenues. The difference between fair value changes of the excluded component and the amount amortized to revenues is recorded in AOCI. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI are immediately reclassified to other income (expense), net.
As of March 31, 2020, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $304 million, of which $304 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We designate foreign currency forward contracts as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Fair value hedge amounts included in the assessment of hedge effectiveness are recognized in other income (expense), net, along with the offsetting gains and losses of the related hedged items. We exclude changes in forward points from the assessment of hedge effectiveness and recognize changes in the excluded component in other income (expense), net.
Net Investment Hedges
We designate foreign currency forward contracts as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. Net investment hedge amounts included in the assessment of hedge effectiveness are recognized in AOCI along with the foreign currency translation adjustment. We exclude changes in forward points from the assessment of hedge effectiveness and recognize changes in the excluded component in other income (expense), net.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. Gains and losses on these contracts, as well as the related costs, are recognized in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities.
We also use derivatives not designated as hedging instruments to manage risks relating to interest rates, equity and commodity prices, credit exposures and to enhance investment returns.
The gross notional amounts of our outstanding derivative instruments were as follows (in billions):

	As of December 31, 2019	As of March 31, 2020
		(unaudited)
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts
Cash flow hedges	$13.2	$12.6
Fair value hedges	$0.5	$0.5
Net investment hedges	$9.3	$9.3
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	$43.5	$30.9
Other contracts	$0.1	$1.1

Table of Contents	Alphabet Inc.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$91	$253	$344
Other Contracts	Other current and non-current assets	0	1	1
Total		$91	$254	$345
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$173	$196	$369
Other Contracts	Accrued expenses and other liabilities, current and non-current	0	13	13
Total		$173	$209	$382

		As of March 31, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$394	$103	$497
Other contracts	Other current and non-current assets	0	7	7
Total		$394	$110	$504
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$43	$94	$137
Other contracts	Accrued expenses and other liabilities, current and non-current	0	49	49
Total		$43	$143	$186

Table of Contents	Alphabet Inc.
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income ("OCI") are summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended
	March 31,
	2019	2020
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(6)	$412
Amount excluded from the assessment of effectiveness	(30)	52
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	64	80
Total	$28	$544
 The effect of derivative instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income
	Three Months Ended
	March 31,
	2019		2020
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$36,339	$1,538	$41,159	$(220)

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$128	$0	$26	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	9	0	23	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	22	0	(17)
Derivatives designated as hedging instruments	0	(22)	0	17
Amount excluded from the assessment of effectiveness	0	10	0	1
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	54	0	78
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	(249)	0	229
Other Contracts	0	0	0	(28)
Total gains (losses)	$137	$(185)	$49	$280

Table of Contents	Alphabet Inc.
Offsetting of Derivatives
The gross amounts of our derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$365	$(21)	$344	$(88)	(1)	$(234)	$0	$22

	As of March 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$588	$(84)	$504	$(115)	(1)	$(326)	$(27)	$36
(1)The balances as of December 31, 2019 and March 31, 2020 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.
Offsetting of Liabilities

	As of December 31, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$390	$(21)	$369	$(88)	(2)	$0	$0	$281

	As of March 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$270	$(84)	$186	$(115)	(2)	$0	$(8)	$63
(2) The balances as of December 31, 2019 and March 31, 2020 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land and offices throughout the world with lease periods expiring between 2020 and 2063.

Table of Contents	Alphabet Inc.
Components of operating lease expense were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Operating lease cost	$398	$523
Variable lease cost	128	140
Total operating lease cost	$526	$663
Supplemental information related to operating leases is as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Cash payments for operating leases	$374	$430
New operating lease assets obtained in exchange for operating lease liabilities	$1,131	$770
As of March 31, 2020, our operating leases had a weighted average remaining lease term of 10 years and a weighted average discount rate of 2.7%. Future lease payments under operating leases as of March 31, 2020 were as follows (in millions, unaudited):

Operating Leases
Remainder of 2020	$1,378
2021	1,939
2022	1,782
2023	1,612
2024	1,389
Thereafter	6,146
Total future lease payments	14,246
Less imputed interest	(2,458)
Total lease liability balance	$11,788
As of March 31, 2020, we have entered into leases that have not yet commenced with future lease payments of $7.0 billion, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2020 and 2026 with non-cancelable lease terms of 1 to 25 years.
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
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2019 and March 31, 2020, assets that can only be used to settle obligations of these VIEs were $3.1 billion and $5.2 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $1.2 billion and $2.2 billion, respectively.
Total noncontrolling interests, including redeemable noncontrolling interest, in our consolidated subsidiaries increased from $1.2 billion to $2.8 billion from December 31, 2019 to March 31, 2020, primarily due to external investments in Waymo. Net loss attributable to noncontrolling interests was not material for any period presented.

Table of Contents	Alphabet Inc.
Waymo
Waymo is a self-driving technology development company with a mission to make it safe and easy for people and things to get where they're going. In March 2020, Waymo announced its first externally led investment with an initial close of $2.2 billion, which included an investment from Alphabet. No gain or loss was recognized. The investments related to external parties were accounted for as equity transactions and resulted in recognition of noncontrolling interests.
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
The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. We have determined that the single source of our exposure to these VIEs is our capital investments in them. The carrying value and maximum exposure of these unconsolidated VIEs were not material as of December 31, 2019 and March 31, 2020.
Note 6. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2019 and March 31, 2020.
Long-Term Debt
Google issued $3.0 billion of senior unsecured notes in three tranches (collectively, "2011 Notes") in May 2011, due in 2014, 2016, and 2021, as well as $1.0 billion of senior unsecured notes ("2014 Notes") in February 2014 due in 2024.
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
In August 2016, Alphabet issued $2.0 billion of senior unsecured notes ("2016 Notes") due 2026. The net proceeds from the issuance of the 2016 Notes were used for general corporate purposes, including the repayment of outstanding commercial paper. The Alphabet notes due in 2021, 2024, and 2026 rank equally with each other and are structurally subordinate to the outstanding Google Notes.
The total outstanding long-term debt is summarized below (in millions):

	As of December 31, 2019	As of March 31, 2020
		(unaudited)
3.625% Notes due on May 19, 2021	$1,000	$1,000
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(42)	(40)
Subtotal(1)	3,958	3,960
Total future finance lease payments	685	1,154
Less: imputed interest for finance leases	(89)	(98)
Total long-term debt	$4,554	$5,016
(1)Includes the outstanding (and unexchanged) Google Notes issued in 2011 and 2014 and the Alphabet notes exchanged in 2016.

Table of Contents	Alphabet Inc.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $4.1 billion and $4.2 billion as of December 31, 2019 and March 31, 2020, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2020, we have $4.0 billion of revolving credit facilities which expire in July 2023. The interest rate for the credit facilities is determined based on a formula using certain market rates. No amounts were outstanding under the credit facilities as of December 31, 2019 and March 31, 2020.
Note 7. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2019	As of March 31, 2020
		(unaudited)
Land and buildings	$39,865	$41,372
Information technology assets	36,840	38,534
Construction in progress	21,036	22,834
Leasehold improvements	6,310	6,761
Furniture and fixtures	156	183
Property and equipment, gross	104,207	109,684
Less: accumulated depreciation	(30,561)	(32,937)
Property and equipment, net	$73,646	$76,747
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2019	As of March 31, 2020
		(unaudited)
European Commission fines(1)	$9,405	$9,357
Accrued customer liabilities	2,245	2,146
Accrued purchases of property and equipment	2,411	2,536
Current operating lease liabilities	1,199	1,312
Other accrued expenses and current liabilities	7,807	7,250
Accrued expenses and other current liabilities	$23,067	$22,601
(1) Includes the effects of foreign exchange and interest. See Note 10 for further details.

Table of Contents	Alphabet Inc.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2018	$(1,884)	$(688)	$266	$(2,306)
Cumulative effect of accounting change	0	0	(30)	(30)
Other comprehensive income (loss) before reclassifications	(36)	719	0	683
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(30)	(30)
Amounts reclassified from AOCI	0	7	(104)	(97)
Other comprehensive income (loss)	(36)	726	(134)	556
Balance as of March 31, 2019	$(1,920)	$38	$102	$(1,780)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2019	$(2,003)	$812	$(41)	$(1,232)
Other comprehensive income (loss) before reclassifications	(550)	498	326	274
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	52	52
Amounts reclassified from AOCI	0	(169)	(22)	(191)
Other comprehensive income (loss)	(550)	329	356	135
Balance as of March 31, 2020	$(2,553)	$1,141	$315	$(1,097)
The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended
		March 31,
AOCI Components	Location	2019	2020
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(2)	$214
	Benefit (provision) for income taxes	(5)	(45)
	Net of tax	(7)	169
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	128	26
Interest rate contracts	Other income (expense), net	1	1
	Benefit (provision) for income taxes	(25)	(5)
	Net of tax	104	22
Total amount reclassified, net of tax		$97	$191

Table of Contents	Alphabet Inc.
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Interest income	$522	$586
Interest expense(1)	(35)	(21)
Foreign currency exchange gain (loss), net	74	(81)
Gain (loss) on debt securities, net	(2)	12
Gain (loss) on equity securities, net	1,083	(814)
Performance fees	(117)	6
Income (loss) and impairment from equity method investments, net	(40)	74
Other	53	18
Other income (expense), net	$1,538	$(220)
(1)Interest expense is net of interest capitalized of $31 million and $52 million for the three months ended March 31, 2019 and 2020, respectively.
Note 8. Acquisitions
During the three months ended March 31, 2020, we completed acquisitions and purchases of intangible assets for total consideration of approximately $213 million, net of cash acquired. In aggregate, $66 million was attributed to intangible assets, $132 million to goodwill, and $15 million to net assets acquired. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.
For all intangible assets acquired and purchased during the three months ended March 31, 2020, patents and developed technology have a weighted-average useful life of 4.9 years, customer relationships have a weighted-average useful life of 5.0 years, and trade names and other have a weighted-average useful life of 5.0 years.
Pending Acquisition of Fitbit
In November 2019, we entered into an agreement to acquire Fitbit, a leading wearables brand, for $7.35 per share, representing a total purchase price of approximately $2.1 billion as of the date of the agreement. The acquisition of Fitbit is expected to be completed later this year, subject to customary closing conditions, including the receipt of regulatory approvals. Upon the close of the acquisition, Fitbit will be part of the Google segment.
Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2019	$19,921	$703	$20,624
Acquisitions	132	0	132
Foreign currency translation and other adjustments	(17)	(5)	(22)
Balance as of March 31, 2020	$20,036	$698	$20,734

Table of Contents	Alphabet Inc.
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,972	$3,570	$1,402
Customer relationships	254	30	224
Trade names and other	703	350	353
Total	$5,929	$3,950	$1,979

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$4,691	$3,401	$1,290
Customer relationships	245	28	217
Trade names and other	713	380	333
Total	$5,649	$3,809	$1,840
Amortization expense relating to purchased intangible assets was $197 million and $204 million for the three months ended March 31, 2019 and 2020, respectively.
As of March 31, 2020, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows (in millions, unaudited):

Remainder of 2020	$556
2021	677
2022	329
2023	69
2024	57
Thereafter	152
Total	$1,840

Note 10. Contingencies
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
As of March 31, 2020, we did not have any material indemnification claims that were probable or reasonably possible.

Table of Contents	Alphabet Inc.
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
On March 20, 2019, the EC announced its decision that certain contractual provisions in agreements that Google had with AdSense for Search partners infringed European competition law. The EC decision imposed a fine of €1.5 billion ($1.7 billion as of March 20, 2019) and directed actions related to AdSense for Search partners' agreements, which we implemented prior to the decision. On June 4, 2019, we appealed the EC decision. We recognized a charge of $1.7 billion for the fine in the first quarter of 2019.
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
Patent and Intellectual Property Claims
We have had patent, copyright, trade secret, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies infringe others' intellectual property rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services. As a result, we may have to change our business practices, and develop non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business. In addition, the U.S. International Trade Commission ("ITC") has increasingly become an important forum to litigate intellectual property disputes because an ultimate loss in an ITC action can result in a prohibition on importing infringing products into the U.S. Because the U.S. is an important market, a prohibition on importation could have an adverse effect on us, including preventing us from importing many important products into the U.S. or necessitating workarounds that may limit certain features of our products.
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
In 2010, Oracle America, Inc. ("Oracle") brought a copyright lawsuit against Google in the Northern District of California, alleging that Google's Android operating system infringes Oracle's copyrights related to certain Java application programming interfaces. After trial, final judgment was entered by the district court in favor of Google on June 8, 2016, and the court decided post-trial motions in favor of Google. Oracle appealed and on March 27, 2018, the appeals court reversed and remanded the case for a trial on damages. On May 29, 2018, we filed a petition for a rehearing at the Federal Circuit, and on August 28, 2018, the Federal Circuit denied the petition. On January 24, 2019, we filed a petition to the Supreme Court of the United States to review this case. On April 29, 2019, the Supreme Court requested the views of the Solicitor General regarding our petition. On September 27, 2019, the Solicitor General recommended denying our petition, and we provided our response on October 16, 2019. On November 15, 2019, the Supreme Court granted our petition and made a decision to review the case. If the

Table of Contents	Alphabet Inc.
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
Note 11. Stockholders' Equity
Share Repurchases
In July 2019, the board of directors of Alphabet authorized the company to repurchase up to $25.0 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
During the three months ended March 31, 2020, we repurchased and subsequently retired 6.5 million shares of Alphabet Class C capital stock for an aggregate amount of $8.5 billion.

Table of Contents	Alphabet Inc.
Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended March 31,
	2019			2020
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$2,865	$446	$3,346	$2,990	$462	$3,384
Denominator
Number of shares used in per share computation	299,042	46,582	349,245	300,249	46,424	339,792
Basic net income per share	$9.58	$9.58	$9.58	$9.96	$9.96	$9.96
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$2,865	$446	$3,346	$2,990	$462	$3,384
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	446	0	0	462	0	0
Reallocation of undistributed earnings	(23)	(4)	23	(27)	(4)	27
Allocation of undistributed earnings	$3,288	$442	$3,369	$3,425	$458	$3,411
Denominator
Number of shares used in basic computation	299,042	46,582	349,245	300,249	46,424	339,792
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,582	0	0	46,424	0	0
Restricted stock units and other contingently issuable shares	510	0	5,500	180	0	5,622
Number of shares used in per share computation	346,134	46,582	354,745	346,853	46,424	345,414
Diluted net income per share	$9.50	$9.50	$9.50	$9.87	$9.87	$9.87

For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended March 31, 2019 and 2020, total stock-based compensation ("SBC") expense was $2.9 billion and $3.4 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $2.8 billion and $3.2 billion, respectively.

Table of Contents	Alphabet Inc.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units ("RSUs") in Alphabet stock for the three months ended March 31, 2020 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2019	19,394,236	$1,055.22
Granted	8,843,924	$1,406.00
Vested	(2,662,888)	$1,039.53
Forfeited/canceled	(461,707)	$1,120.92
Unvested as of March 31, 2020	25,113,565	$1,179.26
As of March 31, 2020, there was $27.9 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years.
Note 14. Income Taxes
Our effective tax rate for the three months ended March 31, 2020 was lower than the U.S. federal statutory rate, primarily due to the U.S. Research and Development Tax Credit, the Foreign-Derived Intangible Income tax benefit, and stock-based compensation related tax benefits. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of COVID-19 on our operating results.
Our effective tax rate for the three months ended March 31, 2019 was lower than the U.S. federal statutory rate primarily due to foreign earnings taxed at lower rates and partially offset by the impact from the non-deductible EC fine.
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $3.4 billion as of December 31, 2019 and March 31, 2020. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.3 billion as of December 31, 2019 and March 31, 2020. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
For information regarding non-income taxes, see Note 10.
Note 15. Information about Segments and Geographic Areas
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the other operating segments are combined and disclosed as Other Bets.
Our reported segments are:
•Google – Google includes our main products such as ads, Android, Chrome, hardware, Google Cloud, Google Maps, Google Play, Search, and YouTube. Our technical infrastructure is also included in Google. Google generates revenues primarily from advertising; sales of apps, in-app purchases, digital content products, and hardware; and licensing and service fees, including fees received for Google Cloud offerings and subscription-based products.
•Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes Access, Calico, CapitalG, GV, Verily, Waymo, and X, among others. Revenues from the Other Bets are derived primarily through the sale of internet services through Access as well as licensing and R&D services through Verily.
Revenues, cost of revenues, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our Chief Operating Decision Maker does not evaluate operating segments using asset information.

Table of Contents	Alphabet Inc.
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Revenues:
Google	$36,032	$40,975
Other Bets	170	135
Hedging gains (losses)	137	49
Total revenues	$36,339	$41,159

	Three Months Ended
	March 31,
	2019	2020
Operating income (loss):
Google	$9,188	$9,270
Other Bets	(868)	(1,121)
Reconciling items(1)	(1,712)	(172)
Total income from operations	$6,608	$7,977
(1) Reconciling items are generally comprised of corporate administrative costs, hedging gains (losses) and other miscellaneous items that are not allocated to individual segments. Reconciling items include the EC fine for the three months ended March 31, 2019.

	Three Months Ended
	March 31,
	2019	2020
Capital expenditures:
Google	$4,534	$5,663
Other Bets	59	104
Reconciling items(2)	45	238
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$4,638	$6,005
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
Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Stock-based compensation:
Google	$2,612	$2,988
Other Bets	123	135
Reconciling items(3)	34	67
Total stock-based compensation(4)	$2,769	$3,190

Depreciation, amortization, and impairment:
Google	$2,529	$3,013
Other Bets	84	92
Reconciling items(3)	0	3
Total depreciation, amortization, and impairment	$2,613	$3,108
(3) Reconciling items relate to corporate administrative and other costs that are not allocated to individual segments.
(4) For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2019	As of March 31, 2020
		(unaudited)
Long-lived assets:
United States	$94,907	$96,216
International	28,424	30,169
Total long-lived assets	$123,331	$126,385
For revenues by geography, see Note 2.

Table of Contents	Alphabet Inc.
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Below are our key financial results for the three months ended March 31, 2020 (consolidated unless otherwise noted):
•Revenues of $41.2 billion and revenue growth of 13% year over year, constant currency revenue growth of 15% year over year.
•Google segment revenues of $41.0 billion with revenue growth of 14% year over year and Other Bets revenues of $135 million with a decrease of 21% year over year.
•Revenues from the United States, EMEA, APAC, and Other Americas were $18.9 billion, $12.8 billion, $7.2 billion, and $2.2 billion, respectively.
•Cost of revenues was $19.0 billion, consisting of TAC of $7.5 billion and other cost of revenues of $11.5 billion. TAC as a percentage of advertising revenues ("TAC rate") was 22.1%.
•Operating expenses (excluding cost of revenues) were $14.2 billion.
•Income from operations was $8.0 billion.
•Other income (expense), net, was a loss of $220 million.
•Effective tax rate was 11.9%.
•Net income was $6.8 billion with diluted net income per share of $9.87.
•Operating cash flow was $11.5 billion.
•Capital expenditures were $6.0 billion.
•Number of employees was 123,048 as of March 31, 2020. The majority of new hires during the quarter were engineers and product managers. By product area, the largest headcount additions were in Google Cloud and Search.
The Impact of COVID-19 on our Results and Operations
In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility.
For most of the quarter ended March 31, 2020, our results reflect historical trends and seasonality. However, in March 2020 we experienced a decline in advertising revenues due to the impact of COVID-19 and the related reductions in global economic activity. While users’ search activity increased, their interests shifted to less commercial topics. In addition, our advertising revenues were negatively affected by reduced spending by our advertisers in response to the macroeconomic impact.
We also assessed the realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, which has been reflected in an increase in our allowance for credit losses for accounts receivable. In addition, we experienced declines in the valuation of our equity investments.
Looking ahead, the full impact of COVID-19 on our business is unknown and highly unpredictable. Our past results may not be indicative of our future performance and historical trends in revenues, operating income, operating margin, net income, EPS, among others, may differ materially. For example, to the extent the pandemic continues to disrupt economic activity globally we, like other businesses, would not be immune as it could adversely affect our business, operations and financial results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets. In addition, many of our expenses are less variable in nature and may not correlate to changes in revenues. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; advances in testing, treatment

Table of Contents	Alphabet Inc.
and prevention; and the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures.
To address the potential impact to our business, over the near-term, we are reevaluating the pace of our investment plans, including, but not limited to, our hiring, investments in data centers, servers, network equipment, real estate and facilities, and marketing and travel spending, as well as taking certain measures to support our customers.
Information about Segments
We operate our business in multiple operating segments. Google is our only reportable segment. None of our other segments meet the quantitative thresholds to qualify as reportable segments; therefore, the other operating segments are combined and disclosed as Other Bets.
Our reported segments are:
•Google – Google includes our main products such as ads, Android, Chrome, hardware, Google Cloud, Google Maps, Google Play, Search, and YouTube. Our technical infrastructure is also included in Google. Google generates revenues primarily from advertising; sales of apps, in-app purchases, digital content products, and hardware; and licensing and service fees, including fees received for Google Cloud offerings and subscription-based products.
•Other Bets – Other Bets is a combination of multiple operating segments that are not individually material. Other Bets includes Access, Calico, CapitalG, GV, Verily, Waymo, and X, among others. Revenues from the Other Bets are derived primarily through the sale of internet services through Access as well as licensing and R&D services through Verily.
Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited). Certain amounts in prior periods have been reclassified to conform with current period presentation:

	Three Months Ended
	March 31,
	2019	2020
Google Search & other	$22,547	$24,502
YouTube ads(1)	3,025	4,038
Google properties	25,572	28,540
Google Network Members' properties	5,015	5,223
Google advertising	30,587	33,763
Google Cloud	1,825	2,777
Google other(1)	3,620	4,435
Google revenues	36,032	40,975
Other Bets revenues	170	135
Hedging gains (losses)	137	49
Total revenues	$36,339	$41,159
(1) YouTube non-advertising revenues are included in Google other revenues.
Google advertising revenues
In addition to the impact of COVID-19, our advertising revenue growth, as well as the change in paid clicks and cost-per-click on Google properties and the change in impressions and cost-per-impression on Google Network Members' properties and the correlation between these items, have been affected and may continue to be affected by various factors, including:
•advertiser competition for keywords;
•changes in advertising quality, formats, delivery or policy;
•changes in device mix;
•changes in foreign currency exchange rates;
•fees advertisers are willing to pay based on how they manage their advertising costs;
•general economic conditions;
•seasonality; and

Table of Contents	Alphabet Inc.
•traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels.
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
The following table presents our Google advertising revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Google Search & other	$22,547	$24,502
YouTube ads(1)	3,025	4,038
Google Network Members' properties	5,015	5,223
Google advertising	$30,587	$33,763
Google advertising revenues as a percentage of Google segment revenues	84.9%	82.4%
(1) YouTube non-advertising revenues are included in Google other revenues.
Google advertising revenues are generated on our Google properties (including Google Search & other properties and YouTube) and Google Network Members’ properties. Google advertising revenues consist primarily of the following:
•Google Search & other consists of revenues generated on Google search properties (including revenues from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.) and other Google owned and operated properties like Gmail, Google Maps, and Google Play;
•YouTube ads consists of revenues generated primarily on YouTube properties; and
•Google Network Members' properties consist of revenues generated primarily on Google Network Members' properties participating in AdMob, AdSense, and Google Ad Manager.
Google Search & other
Our Google Search & other revenues increased $1,955 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The overall growth for the period was primarily driven by interrelated factors including increases in search queries resulting from ongoing growth in user adoption and usage, primarily on mobile devices, growth in advertiser activity, and improvements we have made in ad formats and delivery. However, revenue declined in March, driven by the impact of COVID-19. While we experienced an increase in user search activity in March, our revenues were adversely affected by a shift to less commercial topics and reduced advertiser spending. Revenue growth for the period ending March 31, 2020 was also partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
YouTube ads
YouTube ads revenues increased $1,013 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The largest contributors to the growth were our direct response and brand advertising products, both of which benefited from improvements to ad formats and delivery and increased advertiser spending. This increase was slightly offset by a deceleration in revenue growth in March for our brand advertising products driven by the impact of COVID-19.
Google Network Members' properties
Our Google Network Members' properties revenues increased $208 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The growth was largely driven by AdMob and was partially offset by a decline in revenues in March driven by the impact of COVID-19.

Table of Contents	Alphabet Inc.
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
Google properties
The following table presents changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended
	March 31,
	2019	2020
Paid clicks change	39%	12%
Cost-per-click change	(19)%	(4)%
The number of paid clicks through our advertising programs on Google properties increased from the three months ended March 31, 2019 to the three months ended March 31, 2020 due to an increase in paid clicks driven by growth in views of YouTube engagement ads; an increase in clicks due to interrelated factors, including an increase in search queries resulting from ongoing growth in user adoption and usage, primarily on mobile devices; continued growth in advertiser activity; and improvements we have made in ad formats and delivery. This growth was offset by a deceleration in paid clicks in March as a result of the impact of COVID-19, when search activity shifted to less commercial topics.
The overall positive effect on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was primarily driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other advertising platforms, as well as a mix shift to less commercial topics and reduced advertiser spending in response to COVID-19 in March. Cost-per-click was also affected by changes in device mix, geographic mix, ongoing product changes, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google Network Members' properties
The following table presents changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended
	March 31,
	2019	2020
Impressions change	6%	12%
Cost-per-impression change	1%	(7)%

Table of Contents	Alphabet Inc.
Impressions increased from the three months ended March 31, 2019 to the three months ended March 31, 2020 primarily due to growth in AdManager. The positive effect on our revenues from an increase in impressions was partially offset by a decrease in the cost per impression paid by our advertisers largely due to a reduction in advertiser spending in March in response to COVID-19.
Google Cloud
The following table presents our Google Cloud revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Google Cloud	$1,825	$2,777
Google Cloud revenues as a percentage of Google segment revenues	5.1%	6.8%
Google Cloud revenues consist primarily of revenues from Cloud offerings, including:
•Google Cloud Platform ("GCP"), which includes infrastructure, data and analytics, and other services
•G Suite productivity tools; and
•other enterprise cloud services.
Our Google Cloud revenues increased $952 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The growth was primarily driven by continued strength in our GCP and G Suite offerings. Our infrastructure and our data and analytics platform products have been the largest drivers of growth in GCP.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Google other	$3,620	$4,435
Google other revenues as a percentage of Google segment revenues	10.0%	10.8%
Google other revenues consist primarily of revenues from:
•Google Play, which includes revenues from sales of apps and in-app purchases (which we recognize net of payout to developers) and digital content sold in the Google Play store;
•hardware, including Google Nest home products, Pixelbooks, Pixel phones and other devices;
•YouTube non-advertising, including YouTube Premium and YouTube TV subscriptions and other services; and
•other products and services.
Our Google other revenues increased $815 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The growth was primarily driven by YouTube subscriptions and Google Play.
Over time, our growth rate for Google Cloud and Google other revenues may be affected by the seasonality associated with new product and service launches, as well as market dynamics.
Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Other Bets revenues	$170	$135
Other Bets revenues as a percentage of total revenues	0.5%	0.3%
Other Bets revenues consist primarily of revenues from the sale of Access internet services and Verily licensing and R&D services.

Table of Contents	Alphabet Inc.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the addresses of our customers (unaudited):

	Three Months Ended
	March 31,
	2019	2020
United States	45%	46%
EMEA	33%	31%
APAC	17%	18%
Other Americas	5%	5%
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
The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, except percentages, unaudited):

	Three Months Ended
	March 31,
	2019	2020
EMEA revenues	$11,668	$12,845
Exclude foreign exchange effect on current period revenues using prior year rates	762	235
EMEA constant currency revenues	$12,430	$13,080
Prior period EMEA revenues	$10,691	$11,668
EMEA revenue growth	9%	10%
EMEA constant currency revenue growth	16%	12%

APAC revenues	$6,096	$7,238
Exclude foreign exchange effect on current period revenues using prior year rates	199	61
APAC constant currency revenues	$6,295	$7,299
Prior period APAC revenues	$4,819	$6,096
APAC revenue growth	26%	19%
APAC constant currency revenue growth	31%	20%

Other Americas revenues	$1,906	$2,157
Exclude foreign exchange effect on current period revenues using prior year rates	192	96
Other Americas constant currency revenues	$2,098	$2,253
Prior period Other Americas revenues	$1,731	$1,906
Other Americas revenue growth	10%	13%
Other Americas constant currency revenue growth	21%	18%

United States revenues	$16,532	$18,870
United States revenue growth	17%	14%

Hedging gains	$137	$49
Total revenues	$36,339	$41,159
Total constant currency revenues	$37,355	$41,502
Prior period revenues, excluding hedging effect(1)	$31,385	$36,202
Total revenue growth	17%	13%
Total constant currency revenue growth	19%	15%
(1) Total revenues and hedging (losses) for the quarter ended March 31, 2018 were $31,146 million and $(239) million, respectively.
Our EMEA revenue growth from the three months ended March 31, 2019 to the three months ended March 31, 2020 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Euro.
Our APAC revenue growth from the three months ended March 31, 2019 to the three months ended March 31, 2020 was unfavorably affected by changes in foreign currency exchange rates primarily due to the U.S. dollar strengthening relative to the Australian dollar and South Korean won.
Our Other Americas revenue growth from the three months ended March 31, 2019 to the three months ended March 31, 2020 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real.

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
Additionally, other cost of revenues (which is the cost of revenues excluding TAC) includes the following:
•Content acquisition costs primarily related to payments to content providers from whom we license video and other content for distribution on YouTube advertising and subscription services and Google Play (we pay fees to these content providers based on revenues generated or a flat fee);
•Expenses associated with our data centers (including bandwidth, compensation expenses (including SBC), depreciation, energy, and other equipment costs) as well as other operations costs (such as content review and customer support costs). These costs are generally less variable in nature and may not correlate with related changes in revenues; and
•Inventory related costs for hardware we sell.
The following tables present our cost of revenues, including TAC (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
TAC	$6,860	$7,452
Other cost of revenues	9,152	11,530
Total cost of revenues	$16,012	$18,982
Total cost of revenues as a percentage of revenues	44.1%	46.1%
Cost of revenues increased $2,970 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase was due to increases in other cost of revenues and TAC of $2,378 million and $592 million, respectively.
The increase in other cost of revenues from the three months ended March 31, 2019 to the three months ended March 31, 2020 was due to an increase in data center and other operations costs and an increase in content acquisition costs for YouTube consistent with the growth in YouTube revenues.
The increase in TAC from the three months ended March 31, 2019 to the three months ended March 31, 2020 was due to increases in TAC paid to distribution partners and to Google Network Members, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 22.4% to 22.1%, primarily due to the favorable revenue mix shift from Google Network Members' properties to Google properties. The TAC rate on Google properties revenues and the TAC rate on Google Network revenues were both substantially consistent from the three months ended March 31, 2019 to the three months ended March 31, 2020.
Over time, cost of revenues as a percentage of total revenues may be affected by a number of factors, including the following:
•The amount of TAC paid to Google Network Members, which is affected by a combination of factors such as geographic mix, product mix, revenue share terms, and fluctuations of the U.S. dollar compared to certain foreign currencies;
•The amount of TAC paid to distribution partners, which is affected by changes in device mix, geographic mix, partner mix, partner agreement terms such as revenue share arrangements, and the percentage of queries channeled through paid access points;
•Relative revenue growth rates of Google properties and Google Network Members' properties;
•Certain costs that are less variable in nature and may not correlate with the related revenues;
•Costs associated with our data centers and other operations to support ads, Google Cloud, Search and YouTube and other products;

Table of Contents	Alphabet Inc.
•Content acquisition costs, which are primarily affected by the relative growth rates in our YouTube advertising and subscription revenues;
•Costs related to hardware sales; and
•Increased proportion of non-advertising revenues, which generally have higher costs of revenues, relative to our advertising revenues.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Research and development expenses	$6,029	$6,820
Research and development expenses as a percentage of revenues	16.6%	16.6%
R&D expenses consist primarily of:
•Compensation expenses (including SBC) and facilities-related costs for engineering and technical employees responsible for R&D of our existing and new products and services;
•Depreciation expenses;
•Equipment-related expenses; and
•Professional services fees primarily related to consulting and outsourcing services.
R&D expenses increased $791 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $687 million, largely resulting from a 16% increase in headcount.
Over time, R&D expenses as a percentage of revenues may fluctuate due to certain expenses that are generally less variable in nature and may not correlate to the changes in revenues. In addition, R&D expenses may be affected by a number of factors including continued investment in ads, Android, Chrome, Google Cloud, Google Play, hardware, machine learning, Other Bets, Search and YouTube.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Sales and marketing expenses	$3,905	$4,500
Sales and marketing expenses as a percentage of revenues	10.7%	10.9%
Sales and marketing expenses consist primarily of:
•Advertising and promotional expenditures related to our products and services; and
•Compensation expenses (including SBC) and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $595 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $384 million, largely resulting from a 9% increase in headcount.
Over time, sales and marketing expenses as a percentage of revenues may fluctuate due to certain expenses that are generally less variable in nature and may not correlate to the changes in revenues. In addition, sales and marketing expenses may be affected by a number of factors including the seasonality associated with new product and service launches and strategic decisions regarding the timing and extent of our spending.

Table of Contents	Alphabet Inc.
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
General and administrative expenses	$2,088	$2,880
General and administrative expenses as a percentage of revenues	5.7%	7.0%
General and administrative expenses consist primarily of:
•Compensation expenses (including SBC) and facilities-related costs for employees in our finance, human resources, information technology, and legal organizations;
•Depreciation;
•Equipment-related expenses;
•Legal-related expenses; and
•Professional services fees primarily related to audit, information technology consulting, outside legal, and outsourcing services.
General and administrative expenses increased $792 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. Of the increase $413 million was due to an increase in allowance for credit losses for accounts receivable primarily related to the economic impact of COVID-19. In addition, compensation expenses (including SBC) and facilities-related costs increased $341 million, largely resulting from an 18% increase in headcount.
Over time, general and administrative expenses as a percentage of revenues may fluctuate due to certain expenses that are generally less variable in nature and may not correlate to the changes in revenues, the effect of discrete items such as legal settlements, or further allowances for credit losses for accounts receivable associated with the economic impact of COVID-19.
European Commission Fines
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
Other Income (Expense), Net
The following table presents other income (expense), net (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Other income (expense), net	$1,538	$(220)
Other income (expense), net, decreased $1,758 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The decrease was primarily driven by $814 million of net losses, including impairments, on equity securities for the three months ended March 31, 2020 compared to a $1,083 million net gain on equity securities for the three months ended March 31, 2019.
Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of non-marketable equity securities. In addition, volatility in the global economic climate and financial markets, including the effects of COVID-19, could result in a significant change in the value of our investments. Fluctuations in the value of these investments has, and we expect will continue to, contribute to volatility of OI&E in future periods. For additional information about our investments, see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Table of Contents	Alphabet Inc.
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate; unaudited):

	Three Months Ended
	March 31,
	2019	2020
Provision for income taxes	$1,489	$921
Effective tax rate	18.3%	11.9%
Our effective tax rate decreased 6.4% from the three months ended March 31, 2019 to the three months ended March 31, 2020. The decrease in effective tax rate is primarily due to a non-deductible EC fine in 2019 that did not recur in 2020 and an increase in the U.S. federal Foreign-Derived Intangible Income tax benefit, partially offset by higher earnings in countries that have higher statutory rates, resulting from the change in our corporate legal entity structure implemented as of December 31, 2019.
Our effective tax rate is based on forecasted annual results, and therefore may fluctuate significantly in future periods, due to the uncertainty in our annual forecasts resulting from the unpredictable impact of COVID-19 on our operating results. As such, evolving facts and circumstances surrounding these forecasts could result in the application of different provisions of tax laws and cause our estimated annual effective tax rate to change significantly through the remainder of the year.
In addition, our future effective tax rate may be affected by changes in the geographic mix of earnings in countries with different statutory rates, the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Capital Resources and Liquidity
As of March 31, 2020, we had $117.2 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities.
As of March 31, 2020, we had long-term taxes payable of $7.3 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
In November 2019, we entered into an agreement to acquire Fitbit, a leading wearables brand, for $7.35 per share, representing a total purchase price of approximately $2.1 billion as of the date of the agreement. The acquisition of Fitbit is expected to be completed later this year, subject to customary closing conditions, including the receipt of regulatory approvals.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. The primary use of capital continues to be to invest for the long term growth of the business. We regularly evaluate our cash and capital structure, including the size, pace and form of capital return to stockholders.
We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2020, we had no commercial paper outstanding. As of March 31, 2020, we have $4.0 billion of revolving credit facilities expiring in July 2023 with no amounts outstanding. The interest rate for the credit facilities is determined based on a formula using certain market rates. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of March 31, 2020, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $4.0 billion.

Table of Contents	Alphabet Inc.
As of March 31, 2020, we had remaining authorization of $12.3 billion for repurchase of Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. Refer to Note 11 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
While we continue to make investments in land and buildings for data centers, offices and information technology infrastructure through purchases of property and equipment and lease arrangements to provide capacity for the growth of our business, we may slow the pace of our investments due to COVID-19. During the three months ended March 31, 2020, we spent $6.0 billion on capital expenditures and recognized total operating lease assets of $0.8 billion. As of March 31, 2020, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 10 years, was $14.2 billion. Finance leases were not material for the three months ended March 31, 2020. Refer to Note 4 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the leases.
The following table presents our cash flows (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2020
Net cash provided by operating activities	$12,000	$11,451
Net cash used in investing activities	$(5,388)	$(1,847)
Net cash used in financing activities	$(4,183)	$(8,186)
Cash Provided by Operating Activities
Our largest source of cash provided by our operations are advertising revenues generated by Google properties and Google Network Members' properties. Additionally, we generate cash through sales of apps, in-app purchases, digital content products, and hardware; and licensing and service fees including fees received for Google Cloud offerings and subscription-based products.
Our primary uses of cash from our operating activities include payments to our Google Network Members and distribution partners, and payments for content acquisition costs. In addition, uses of cash from operating activities include compensation and related costs, hardware inventory costs, other general corporate expenditures, and income taxes.
Net cash provided by operating activities decreased from the three months ended March 31, 2019 to the three months ended March 31, 2020 primarily due to an increase in cash paid for compensation expenses accrued in 2019 and deposits made for certain tax matters. This was largely offset by the net impact of increases in cash received from revenues and cash paid for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of our investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of property and equipment, which primarily includes our investments in land and buildings for data centers, offices and information technology infrastructure to provide capacity for the growth of our businesses; purchases of marketable and non-marketable securities; and payments for acquisitions.
Net cash used in investing activities decreased from the three months ended March 31, 2019 to the three months ended March 31, 2020 primarily due to a net increase in maturities and sales of marketable securities and a net decrease in purchases of non-marketable securities, partially offset by an increase in purchases of property and equipment. The increase in purchases of property and equipment was driven by increases in purchases of land and buildings for offices as well as servers, and increases in data center construction.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of net payments related to stock-based award activities, repurchases of capital stock, and repayments of debt.
Net cash used in financing activities increased from the three months ended March 31, 2019 to the three months ended March 31, 2020 primarily due to an increase in cash payments for repurchases of capital stock, partially offset by an increase in proceeds from the sale of interest in consolidated entities.

Table of Contents	Alphabet Inc.
Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019, certain of which are further described below.
As of March 31, 2020, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our interim tax accruals are based on an estimated annual effective tax rate applied to year-to-date income along with certain discrete items recorded in the period. Estimates of the annual effective tax rate at the end of an interim period are based on our best estimate of future events and transactions which, as a result of COVID-19, may be impacted by a higher degree of variability and volatility. As such, evolving facts and circumstances surrounding these forecasts could result in the application of different provisions of tax laws and cause our estimated annual effective tax rate to change significantly through the remainder of the year.
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
The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and equity investment risks. Due to recent financial market movements and changes to our expectations of near-term possible movements caused by the impact of COVID-19, we are providing an update to the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2019 regarding quantitative and qualitative disclosures about market risk as of March 31, 2020.

Table of Contents	Alphabet Inc.
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
If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $19 million as of March 31, 2020. The adverse effect as of March 31, 2020 is after consideration of the offsetting effect of approximately $474 million from foreign exchange contracts in place for the three months ended March 31, 2020.
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
If the U.S. dollar weakened by 10% as of March 31, 2020, the amount recorded in AOCI related to our foreign exchange contracts before tax effect would have been approximately $959 million lower as of March 31, 2020. The change in the value recorded in AOCI would be expected to offset a corresponding foreign currency change in forecasted hedged revenues when recognized.
We use foreign exchange forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. These forward contracts serve to offset the foreign currency translation risk from our foreign operations.
If the U.S. dollar weakened by 10%, the amount recorded in cumulative translation adjustment ("CTA") within AOCI related to our net investment hedge would have been approximately $928 million lower as of March 31, 2020. The change in value recorded in CTA would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries.
Interest Rate Risk
Our Corporate Treasury investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity. We invest primarily in debt securities including those of the U.S. government and its agencies, corporate debt securities, mortgage-backed securities, money market and other funds, municipal securities, time deposits, asset backed securities, and debt instruments issued by foreign governments. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Unrealized gains or losses on our marketable debt securities are primarily due to interest rate fluctuations as compared to interest rates at the time of purchase. We account for both fixed and variable rate securities at fair value with gains and losses recorded in AOCI until the securities are sold, less any expected credit losses.
We use value-at-risk ("VaR") analysis to determine the potential effect of fluctuations in interest rates on the value of our marketable debt security portfolio. The VaR is the expected loss in fair value, for a given confidence interval, for our investment portfolio due to adverse movements in interest rates. We use a variance/covariance VaR model with 95% confidence interval. The estimated one-day loss in fair value of our marketable debt securities as of March 31, 2020 are shown below (in millions):

Table of Contents	Alphabet Inc.

	As of March 31, 2020	12-Month Average as of March 31, 2020
Risk Category - Interest Rate	$160	$90
Actual future gains and losses associated with our marketable debt security portfolio may differ materially from the sensitivity analyses performed as of March 31, 2020 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates and our actual exposures and positions. VaR analysis is not intended to represent actual losses but is used as a risk estimation.
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
We record our marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values, of which publicly traded stocks and mutual funds are subject to market price volatility, and represent $2.8 billion of our investments as of March 31, 2020. A hypothetical adverse price change of 30%, which could be experienced in the near term, would decrease the fair value of our marketable equity securities by $844 million.
Our non-marketable equity securities not accounted for under the equity method are adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). The fair value measured at the time of the observable transaction is not necessarily an indication of the current fair value as of the balance sheet date. These investments, especially those that are in the early stages, are inherently risky because the technologies or products these companies have under development are typically in the early phases and may never materialize and they may experience a decline in financial condition, which could result in a loss of a substantial part of our investment in these companies. The success of our investment in any private company is also typically dependent on the likelihood of our ability to realize appreciation in the value of our investments through liquidity events such as public offerings, acquisitions, private sales or other market events. As of March 31, 2020, the carrying value of our non-marketable equity securities, which were accounted for under the measurement alternative, was $10.8 billion. Valuations of our equity investments in private companies are inherently more complex due to the lack of readily available market data. Volatility in the global economic climate and financial markets could result in a significant impairment charge relating to our non-marketable equity securities. Changes in valuation of non-marketable equity securities may not directly correlate with changes in valuation of marketable equity securities. Additionally, observable transactions at lower valuations could result in significant losses on our non-marketable equity securities. The effect of COVID-19 on our impairment assessment requires significant judgment due to the uncertainty around the impact.
The carrying values of our equity method investments, which totaled approximately $1.2 billion as of March 31, 2020, generally do not fluctuate based on market price changes, however these investments could be impaired if the carrying value exceeds the fair value and is not expected to recover.
For further information about our equity investments, please refer to Note 3 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Table of Contents	Alphabet Inc.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of COVID-19, our global workforce shifted to a primarily work from home environment beginning in March 2020. This change to remote working was rapid and included both our employees as well as a large extended workforce across all regions in which we operate. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we believe that our internal controls over financial reporting continue to be effective. We took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.
We rely extensively on information systems to manage our business and summarize and report operating results. In 2019, we began a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. The implementation is expected to occur in phases over the next several years, with initial changes to our general ledger and consolidated financial reporting to take place in 2020. As the phased implementation of the new ERP system continues, we will change our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
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
ITEM 1.LEGAL PROCEEDINGS
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
We generated over 83% of total revenues from the display of ads online in 2019 and 82% in the three months ended March 31, 2020. Many of our advertisers, companies that distribute our products and services, digital publishers, and content providers can terminate their contracts with us at any time. These partners may not continue to do business with us if we do not create more value (such as increased numbers of users or customers, new sales leads, increased brand awareness, or more effective monetization) than their available alternatives. Changes to our advertising policies and data privacy practices, as well as changes to other companies’ advertising policies or practices may affect the advertising that we are able to provide, which could harm our business. In addition, technologies have been developed that make customized ads more difficult or that block the display of ads altogether and some providers of online services have integrated technologies that could potentially impair the availability and functionality of third-party digital advertising. Failing to provide superior value or deliver advertisements effectively and competitively could harm our reputation, financial condition, and operating results.
In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions, including COVID-19 and its effects on the global economy (as discussed in greater detail in our COVID-19 risk factor under ‘General Risks’ below), can also have a material negative effect on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could harm our financial condition and operating results.
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

Table of Contents	Alphabet Inc.
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
Our revenue growth rate could decline over time as a result of a number of factors, including increasing competition and the continued expansion of our business into a variety of new fields. Changes in device mix, geographic mix, ongoing product and policy changes, product mix, and property mix and an increasing competition for advertising may also affect our advertising revenue growth rate. We may also experience a decline in our revenue growth rate as our revenues increase to higher levels, if there is a decrease in the rate of adoption of our products, services, and technologies, or due to deceleration or decline in demand for devices used to access our services, among other factors. In addition, we expect that COVID-19 and its effects on the global economy will impact our revenue growth rate (as discussed in greater detail in our COVID-19 risk factor under ‘General Risks’ below).
In addition to a decline in our revenue growth rate, we may also experience downward pressure on our operating margin resulting from a variety of factors, such as the continued expansion of our business into new fields, including products and services such as hardware, Google Cloud, Google Play, gaming, and subscription products, as well as significant investments in Other Bets, all of which may have margins lower than those we generate from advertising. We may also experience downward pressure on our operating margins from increasing competition and increased costs for many aspects of our business, including within advertising where changes such as device mix, property mix, and partner agreements can affect margin. The margin we earn on revenues generated from our Google Network Members could also decrease in the future if we pay a larger percentage of advertising fees to them. We may also pay increased TAC to our distribution partners as well as increased content acquisition costs to content providers. We may also face an increase in infrastructure costs, supporting businesses such as Search, Google Cloud, and YouTube. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

Table of Contents	Alphabet Inc.
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
We may experience supply shortages and price increases driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, tariffs, trade disputes and barriers, natural disasters or pandemics (including COVID-19), the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), and significant changes in the financial or business condition of our suppliers. We may experience shortages or other supply chain disruptions that could negatively affect our operations. In addition, some

Table of Contents	Alphabet Inc.
of the components we use in our technical infrastructure and products are available only from a single source or limited sources, and we may not be able to find replacement vendors on favorable terms in the event of a supply chain disruption. In addition, a significant supply interruption could delay critical data center upgrades or expansions and delay product availability.
We may enter into long term contracts for materials and products that commit us to significant terms and conditions. We may be liable for materials and products that are not consumed due to market acceptance, technological change, obsolescences, quality, product recalls, and warranty issues. For instance, because certain of our hardware supply contracts have volume-based pricing or minimum purchase requirements, if the volume of our hardware sales decreases or does not reach projected targets, we could face increased materials and manufacturing costs or other financial liabilities that could make our products more costly per unit to manufacture and negatively affect our financial results. Furthermore, certain of our competitors may negotiate more favorable contractual terms based on volume and other commitments that may provide them with competitive advantages and may affect our supply.
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
The availability of our products and services and fulfillment of our customer contracts depend on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage, interference, or interruption from terrorist attacks, natural disasters or pandemics (including COVID-19), the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), power loss, telecommunications failures, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Some of our data centers are located in areas with a high risk of major earthquakes or other natural disasters. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and, in some cases, to potential disruptions resulting from problems experienced by facility operators. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all eventualities.
The occurrence of a natural disaster or pandemic (including COVID-19), closure of a facility, or other unanticipated problems at, or impacting, our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems.
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
Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. International revenues accounted for approximately 54% of our consolidated revenues in the three

Table of Contents	Alphabet Inc.
months ended March 31, 2020. In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:
•Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.
•Import and export requirements, tariffs, trade disputes and barriers, and customs classifications that may prevent us from offering products or providing services to a particular market, or that could limit our ability to source assemblies and finished products from a particular market, and may increase our operating costs.
•Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.
•Evolving foreign events, including Brexit, the United Kingdom's withdrawal from the European Union (EU). Brexit may adversely affect our revenues and could subject us to new regulatory costs and challenges (including the transfer of personal data between the EU and the United Kingdom), in addition to other adverse effects that we are unable to effectively anticipate.
•Anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting certain payments to government officials, violations of which could result in civil and criminal penalties.
•Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of legal precedent.
•Different employee/employer relationships, existence of works councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.
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

Table of Contents	Alphabet Inc.
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
We experience cyber attacks and other attempts to gain unauthorized access to our systems on a regular basis. We may experience future security issues, whether due to employee error or malfeasance or system errors or vulnerabilities in our or other parties’ systems, which could result in significant legal and financial exposure. Government inquiries and enforcement actions, litigation, and adverse press coverage could harm our business. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures. Attacks and security issues could also compromise trade secrets and other sensitive information, harming our business.
While we have dedicated significant resources to privacy and security incident response capabilities, including dedicated worldwide incident response teams, our response process, particularly during times of a natural disaster or pandemic (including COVID-19), may not be adequate, may fail to accurately assess the severity of an incident, may not respond quickly enough, or may fail to sufficiently remediate an incident. As a result, we may suffer significant legal, reputational, or financial exposure, which could harm our business, financial condition, and operating results.
Our ongoing investments in safety, security, and content review will likely continue to identify abuse of our platforms and misuse of user data.
In addition to our efforts to mitigate cyber attacks, we are making significant investments in safety, security, and content review efforts to combat misuse of our services and unauthorized access to user data by third parties, including investigations and review of platform applications that could access the information of users of our services. As a result of these efforts, we could discover incidents of unnecessary access to or misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, or other factors, including factors outside of our control such as a natural disaster or pandemic (including COVID-19), and we may be notified of such incidents or activity via third parties. Such incidents and activities may include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper ad purchases, activities that threaten people’s safety on- or offline, or instances of spamming, scraping, or spreading disinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to additional litigation and regulatory inquiries, which could result in monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
Problematic content, including low-quality user-generated content, web spam, content farms, and other violations of our guidelines could affect the quality of our services, which could damage our reputation and deter our current and potential users from using our products and services.
We, like others in the industry, face violations of our content guidelines, including sophisticated attempts by bad actors to manipulate our hosting and advertising systems to fraudulently generate revenues, or to otherwise generate traffic that does not represent genuine user interest or intent. While we invest significantly in efforts to promote high-quality and relevant results and to detect and prevent low-quality content and invalid traffic, we may be unable to adequately detect and prevent such abuses or promote high-quality content, particularly during times of a natural disaster or pandemic (including COVID-19).
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

Table of Contents	Alphabet Inc.
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
If we fail to either detect and prevent an increase in problematic content or effectively promote high-quality content, it could hurt our reputation for delivering relevant information or reduce use of our platforms, harming our financial condition or operating results. It may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to restrict, block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.
Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Some jurisdictions have adopted regulations prohibiting certain forms of discrimination by internet access providers; however, substantial uncertainty exists in the United States and elsewhere regarding such protections. For example, in 2018 the United States Federal Communications Commission repealed net neutrality rules, which could lead internet access providers to restrict, block, degrade, or charge for access to certain of our products and services. In addition, in some jurisdictions, our products and services have been subject to government-initiated restrictions or blockages. COVID-19 has also resulted in quarantines, shelter in place orders, and work from home directives, all of which have increased demands for internet access and may create access challenges. These could result in a loss of existing users, customers and advertisers, goodwill, and increased costs, and could impair our ability to attract new users, customers and advertisers, thereby harming our business.
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
We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations or applications of existing laws and regulations in a manner inconsistent with our practices) may make our products and services less useful, limit our ability to pursue certain business models or offer certain products and services, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These laws and regulations are evolving and involve matters central to our business, including, among others:
•Competition laws and regulations around the world.

Table of Contents	Alphabet Inc.
•Privacy laws, such as the California Consumer Privacy Act of 2018 that came into effect in January of 2020, which gives new data privacy rights to California residents, and SB-327 in California, which regulates the security of data in connection with internet connected devices.
•Data protection laws passed by many states within the U.S. and by certain countries regarding notification to data subjects and/or regulators when there is a security breach of personal data.
•Copyright laws, such as the EU Directive on Copyright in the Digital Single Market (EUCD) of April 17, 2019, which increases the liability of content-sharing services with respect to content uploaded by their users. It has also created a new property right in news publications that limits the ability of some online services to interact with or present such content. Each EU Member State must implement the EUCD by June 7, 2021. In addition, there are new constraining licensing regimes that limit our ability to operate with respect to copyright protected works.
•Data localization laws, which generally mandate that certain types of data collected in a particular country be stored and/or processed within that country.
•Various U.S. and international laws that govern the distribution of certain materials to children and regulate the ability of online services to collect information from minors.
•Various laws with regard to content removal and disclosure obligations, such as the Network Enforcement Act in Germany, which may affect our businesses and operations and may subject us to significant fines if such laws are interpreted and applied in a manner inconsistent with our practices or when we may not proactively discover such content due to the scale of third-party content and the limitations of existing technologies. Other countries, including Singapore, Australia, and the United Kingdom, have implemented or are considering similar legislation imposing penalties for failure to remove certain types of content.
In addition, the applicability and scope of these laws, as interpreted by the courts, remain uncertain and could harm our business. For example:
•We rely on statutory safe harbors, as set forth in the Digital Millennium Copyright Act in the United States and the E-Commerce Directive in Europe, against copyright liability for various linking, caching, and hosting activities. Any legislation or court rulings affecting these safe harbors may adversely affect us.
•Court decisions such as the judgment of the Court of Justice of the European Union (CJEU) on May 13, 2014 on the ‘right to be forgotten,’ which allows individuals to demand that Google remove search results about them in certain instances, may limit the content we can show to our users and impose significant operational burdens.
•Court decisions that require Google to remove links not just in the jurisdiction of the issuing court, but for all versions of the search engine worldwide, including in locations where the content at issue is lawful, may limit the content we can show to our users and impose significant operational burdens. The Supreme Court of Canada issued such a decision against Google in June 2017, and others could treat its decision as persuasive. With respect to the ‘right to be forgotten,’ a follow-up case of the CJEU on September 24, 2019 ruled that a search engine operator is not required to remove links from all versions of the search engine worldwide, but the court also noted in some cases, removal of links from all versions of the search engine available from the EU (including non-EU specific versions) may be required.
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

Table of Contents	Alphabet Inc.
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
Authorities around the world have adopted and are considering a number of legislative and regulatory proposals concerning data protection and limits on encryption of user data. Adverse legal rulings, legislation, or regulation could result in fines and orders requiring that we change our data practices, which could have an adverse effect on our ability to provide services, harming our business operations. Complying with these evolving laws could result in substantial costs and harm the quality of our products and services, negatively affecting our business, and may be particularly challenging during certain times, such as a natural disaster or pandemic (including COVID-19).
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

Table of Contents	Alphabet Inc.
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
Many of our agreements with our customers and partners, including certain suppliers, require us to defend against certain intellectual property infringement claims and in some cases indemnify them for certain intellectual property infringement claims against them, which could result in increased costs for defending such claims or significant damages if there were an adverse ruling in any such claims. Such customers and partners may also discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely affect our business. Moreover, intellectual property indemnities provided to us by our suppliers, when obtainable, may not cover all damages and losses suffered by us and our customers arising from intellectual property infringement claims. Furthermore, in connection with our divestitures, we have agreed, and may in the future agree, to provide indemnification for certain potential liabilities, including those associated with intellectual property claims.
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
In January 2018, January 2019, and July 2019, the board of directors of Alphabet authorized the company to repurchase up to $8.6 billion, $12.5 billion, and $25.0 billion of its Class C capital stock, respectively. Share repurchases pursuant to the January 2018 and January 2019 authorizations were completed in 2019. As of March 31, 2020, $12.3 billion remains available for repurchase. Our repurchase program does not have an expiration date and does not obligate Alphabet to repurchase any specific dollar amount or to acquire any specific number of shares. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock.
The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.
Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share, and our Class C capital stock has no voting rights. As of March 31, 2020, Larry Page and Sergey Brin beneficially owned approximately 84.3% of our outstanding Class B common stock, which represented approximately 51.2% of the voting power of our outstanding common stock. Through their stock ownership, Larry and Sergey have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could continue Larry and Sergey’s current relative voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. This concentrated control limits or severely restricts other stockholders’ ability to influence corporate matters and we may take actions that some of our stockholders do not view as beneficial, which could reduce the market price of our Class A common stock and our Class C capital stock.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Table of Contents	Alphabet Inc.
Provisions in Alphabet’s certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•Our certificate of incorporation provides for a tri-class capital stock structure. As a result of this structure, Larry and Sergey have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change of control transaction that other stockholders may view as beneficial. As noted above, the issuance of the Class C capital stock could have the effect of continuing the influence of Larry and Sergey.
•Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.
•Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders' meeting.
•Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.
•Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.
•Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
General Risks
The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.
In late 2019, COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Governments and municipalities around the world instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility.
The global health and economic implications of this pandemic could have significant impacts on our business, operations and future financial performance. As a result of the scale of the pandemic and the speed at which the global community has been impacted, our quarterly and annual revenue growth rates and expenses as a percentage of our revenues may differ significantly from our historical rates, and our future operating results may fall below expectations.
The impact of the pandemic on our business, operations and future financial performance could include, but are not limited to:
•Significant decline in advertising revenues as advertiser spending slows due to an economic downturn. This decline in advertising revenues could persist through and beyond a recessionary period. In addition, we may experience a significant and prolonged shift in user behavior such as a shift in interests to less commercial topics.
•Significant decline in other revenues due to a decline in customer demand. For example, if consumer demand for electronics continues to decline, our hardware revenues could be significantly impacted.
•Adverse impacts to our operating income, operating margin, net income, EPS and respective growth rates - particularly if expenses do not decrease across Alphabet at the same pace as revenue declines. Many of

Table of Contents	Alphabet Inc.
our expenses are less variable in nature and may not correlate to changes in revenues, such as depreciation and other costs associated with our technical infrastructure and office facilities, customer support, content review and infrastructure maintenance costs. As such, we may not be able to decrease them significantly in the short-term, or we may choose not to significantly reduce them in an effort to remain focused on long-term outlook and investment opportunities.
•Significant decrease in our operating cash flows as a result of decreased advertiser spending and deterioration in the credit quality of our customers, which could adversely affect our accounts receivables. Investing cash flows could decrease due to slowing spend on data center and facilities construction projects due to a slowing or stopping of construction or significant restrictions placed on construction.
•Significant supply chain constraints such that we cannot procure the servers and other technology infrastructure needed to deliver our services to our users and customers. Supply chain constraints could also affect our ability to procure the components needed to manufacture our hardware products, thereby affecting supply availability and timing of hardware launches. Increased pricing of these components could also affect infrastructure costs to deliver our services or costs of hardware products that we sell.
•Increased demand globally for bandwidth to support users who are at work and school remotely could result in reduction of quality or curtailment of services, such as bandwidth capping on YouTube.
•The rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges. For example, governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it is not clear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. The extent and/or duration of ongoing workforce restrictions and limitations could impact our ability to enhance, develop and support existing products and services, detect and prevent spam and problematic content, hold product sales and marketing events, and generate new sales leads, among others. In addition, the changed environment under which we are operating could have an impact on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner.
•Ongoing significant foreign exchange volatility could materially impact our revenues that are denominated in foreign currencies, our ability or strategy to hedge our foreign exchange exposure. Additionally, volatility in debt and equity markets could affect the values of our debt and equity holdings and the realized gains or losses on the disposition of those holdings.
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
As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section in addition to the following factors may affect our operating results:
•Our ability to continue to attract and retain users and customers to our products and services.
•Our ability to attract user and/or customer adoption of, and generate significant revenues from, new products, services, and technologies in which we have invested considerable time and resources.
•Our ability to monetize traffic on Google properties and our Google Network Members' properties across various devices.
•Revenue fluctuations caused by changes in device mix, geographic mix, ongoing product and policy changes, product mix, and property mix.
•The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.
•The amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.
•Our focus on long-term goals over short-term results.
•The results of our acquisitions, divestitures, and our investments in risky projects, including new businesses, products, services, and technologies.

Table of Contents	Alphabet Inc.
•Our ability to keep our products and services operational at a reasonable cost and without service interruptions.
•The seasonal fluctuations in internet usage, advertising spending, and underlying business trends such as traditional retail seasonality. Our rapid growth has tended to mask the cyclicality and seasonality of our business. As our growth rate has slowed, the cyclicality and seasonality in our business has become more pronounced and caused our operating results to fluctuate.
•Geopolitical events, including trade disputes.
•Changes in global business or macroeconomic conditions.
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
Acquisitions, joint ventures, investments and divestitures are important elements of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and operating results. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, which could create unforeseen operating difficulties and expenditures. Some of the areas where we face risks include:
•Diversion of management time and focus from operating our business to challenges related to acquisitions and other strategic transactions.
•Failure to successfully integrate and further develop the acquired business or technology.
•Implementation or remediation of controls, procedures, and policies at the acquired company.
•Integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions.
•Transition of operations, users, and customers onto our existing platforms.
•Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction.
•In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.
•Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.
•Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, data privacy and security issues, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.
•Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.
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

Table of Contents	Alphabet Inc.
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
In addition, we believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization grows and evolves, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to ever-changing circumstances, such as during times of a natural disaster or pandemic (including COVID-19), and these changes could impact our ability to compete effectively or have an adverse impact on our corporate culture.
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
As it relates to our non-marketable investments, the market values can be negatively affected by liquidity, credit deterioration or losses, performance and financial results of the underlying companies, foreign exchange rates, changes in interest rates, including changes that may result from the implementation of new benchmark rates that replace LIBOR, the effect of new or changing regulations, the stock market in general, or other factors. The effect of COVID-19 on our impairment assessment for non-marketable investments requires significant judgment due to the uncertainty around the duration and severity of the impact.
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
Our future income taxes could be negatively affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, the application of different provisions of tax laws or changes in tax laws, regulations, or accounting principles (including changes in the interpretation of existing laws), as well as certain discrete items.
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

Table of Contents	Alphabet Inc.
significant judgment, and there are many transactions and calculations for which the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
Furthermore, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions may be subject to significant changes in ways that impair our financial results. In particular, France, the United Kingdom, Italy, and other countries have enacted or are considering digital services taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The Organization for Economic Cooperation and Development recently released a proposal relating to its initiative for modernizing international tax rules, with the goal of having different countries implement a modernized and aligned international tax framework, but there can be no guarantee that this will occur.
In addition, in response to significant market volatility and disruptions to business operations resulting from the global spread of COVID-19, legislatures and taxing authorities in many jurisdictions in which we operate may propose changes to their tax rules. These changes could include modifications that have temporary effect, and more permanent changes. The impact of these potential new rules on us, our long-term tax planning, and our tax effective tax rate could be material.
The trading price for our Class A common stock and non-voting Class C capital stock may continue to be volatile.
The trading price of our stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 1, 2020 through March 31, 2020, the closing price of our Class A common stock ranged from $1,054.13 per share to $1,524.87 per share, and the closing price of our Class C capital stock ranged from $1,056.62 per share to $1,526.69 per share.
In addition to the factors discussed in this report, the trading price of our Class A common stock and Class C capital stock may fluctuate widely in response to various factors, many of which are beyond our control, including, among others:
•Quarterly variations in our operating results or those of our competitors.
•Announcements by us or our competitors of acquisitions, divestitures, investments, new products, significant contracts, commercial relationships, or capital commitments.
•Recommendations by securities analysts or changes in earnings estimates.
•Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.
•Announcements by our competitors of their earnings that are not in line with analyst expectations.
•Commentary by industry and market professionals about our products, strategies, and other matters affecting our business and results, regardless of its accuracy.
•The volume of shares of Class A common stock and Class C capital stock available for public sale.
•Sales of Class A common stock and Class C capital stock by us or by our stockholders (including sales by our directors, executive officers, and other employees).
•Short sales, hedging, and other derivative transactions on shares of our Class A common stock and Class C capital stock.
•The perceived values of Class A common stock and Class C capital stock relative to one another.
•Any share repurchase program.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Table of Contents	Alphabet Inc.
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - 31	1,562	$1,434.41	1,562	$18,553
February 1 - 29	1,701	$1,457.59	1,701	$16,073
March 1 - 31	3,225	$1,170.86	3,225	$12,297
Total	6,488		6,488
(1) In July 2019, the board of directors of Alphabet authorized the company to repurchase up to $25.0 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. See Note 11 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes costs associated with the repurchases.
ITEM 5.OTHER INFORMATION
On April 22, 2020, the Leadership Development and Compensation Committee of Alphabet's Board of Directors approved an equity award of $46.0 million to Ruth Porat, Senior Vice President and Chief Financial Officer, Alphabet and Google, in the form of restricted stock units (GSUs). In accordance with Alphabet’s equity grant practice and methodology, the grant will be made on the first Wednesday of May, and the number of GSUs comprising the grant will be calculated by dividing the equity award amount by the average closing price of Alphabet’s Class C capital stock during the month of April 2020. The award will vest 2/16th on June 25th, 2020, and 1/16th quarterly thereafter until fully vested in December 2023, subject to continued employment. Upon vesting, each GSU will entitle Ms. Porat to receive one share of Alphabet’s Class C capital stock.

Table of Contents	Alphabet Inc.
ITEM 6.EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*
Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adoptCertification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	‡
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
April 28, 2020	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
April 28, 2020	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer