Form 10-Q
period 2020-06-30
Alphabet Inc.
filed 2020-07-31
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 23, 2020, there were 300,471,156 shares of Alphabet’s Class A common stock outstanding, 46,061,366 shares of Alphabet's Class B common stock outstanding, and 333,631,113 shares of Alphabet's Class C capital stock outstanding.

1

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2020

i

Table of Contents	Alphabet Inc.
Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:
•the ongoing effect of the novel coronavirus pandemic ("COVID-19"), including its macroeconomic effects, on our business, operations, and financial results, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;
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
•our expectation that our traffic acquisition costs ("TAC") and the associated TAC rate will fluctuate, which could affect our overall margins;
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
•the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenue;
•fluctuations in our capital expenditures;
•our plans to continue to invest in new businesses, products, services and technologies, systems, land and buildings for data centers and offices, and infrastructure, as well as to continue to invest in acquisitions;
•our pace of hiring and our plans to provide competitive compensation programs;
•our expectation that our cost of revenues, research and development ("R&D") expenses, sales and marketing expenses, and general and administrative expenses may increase in amount and/or may increase as a percentage of revenues and may be affected by a number of factors;
•estimates of our future compensation expenses;
•our expectation that our other income (expense), net ("OI&E"), will fluctuate in the future, as it is largely driven by market dynamics;
•fluctuations in our effective tax rate;
•seasonal fluctuations in internet usage and advertiser expenditures, underlying business trends such as traditional retail seasonality (including developments and volatility arising from COVID-19), which are likely to cause fluctuations in our quarterly results;
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
PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2019	As of June 30, 2020
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,498	$17,742
Marketable securities	101,177	103,338
Total cash, cash equivalents, and marketable securities	119,675	121,080
Accounts receivable, net	25,326	21,201
Income taxes receivable, net	2,166	394
Inventory	999	815
Other current assets	4,412	5,579
Total current assets	152,578	149,069
Non-marketable investments	13,078	12,961
Deferred income taxes	721	895
Property and equipment, net	73,646	78,748
Operating lease assets	10,941	11,567
Intangible assets, net	1,979	1,697
Goodwill	20,624	20,824
Other non-current assets	2,342	2,731
Total assets	$275,909	$278,492
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,561	$4,064
Accrued compensation and benefits	8,495	7,127
Accrued expenses and other current liabilities	23,067	24,426
Accrued revenue share	5,916	5,005
Deferred revenue	1,908	2,061
Income taxes payable, net	274	975
Total current liabilities	45,221	43,658
Long-term debt	4,554	4,018
Deferred revenue, non-current	358	397
Income taxes payable, non-current	9,885	8,599
Deferred income taxes	1,701	1,797
Operating lease liabilities	10,214	10,709
Other long-term liabilities	2,534	1,992
Total liabilities	74,467	71,170
Contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 688,335 (Class A 299,828, Class B 46,441, Class C 342,066) and 681,215 (Class A 300,221, Class B 46,302, Class C 334,692) shares issued and outstanding	50,552	55,937
Accumulated other comprehensive loss	(1,232)	(296)
Retained earnings	152,122	151,681
Total stockholders’ equity	201,442	207,322
Total liabilities and stockholders’ equity	$275,909	$278,492
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Revenues	$38,944	$38,297	$75,283	$79,456
Costs and expenses:
Cost of revenues	17,296	18,553	33,308	37,535
Research and development	6,213	6,875	12,242	13,695
Sales and marketing	4,212	3,901	8,117	8,401
General and administrative	2,043	2,585	4,131	5,465
European Commission fines	0	0	1,697	0
Total costs and expenses	29,764	31,914	59,495	65,096
Income from operations	9,180	6,383	15,788	14,360
Other income (expense), net	2,967	1,894	4,505	1,674
Income before income taxes	12,147	8,277	20,293	16,034
Provision for income taxes	2,200	1,318	3,689	2,239
Net income	$9,947	$6,959	$16,604	$13,795

Basic net income per share of Class A and B common stock and Class C capital stock	$14.33	$10.21	$23.91	$20.16
Diluted net income per share of Class A and B common stock and Class C capital stock	$14.21	$10.13	$23.71	$20.00
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net income	$9,947	$6,959	$16,604	$13,795
Other comprehensive income:
Change in foreign currency translation adjustment	118	284	82	(266)
Available-for-sale investments:
Change in net unrealized gains (losses)	741	867	1,460	1,365
Less: reclassification adjustment for net (gains) losses included in net income	(75)	(149)	(68)	(318)
Net change, net of tax benefit (expense) of $(103), $(220), $(191) and $(301)	666	718	1,392	1,047
Cash flow hedges:
Change in net unrealized gains (losses)	(25)	(86)	(55)	292
Less: reclassification adjustment for net (gains) losses included in net income	(70)	(115)	(174)	(137)
Net change, net of tax benefit (expense) of $22, $35, $23 and $(46)	(95)	(201)	(229)	155
Other comprehensive income	689	801	1,245	936
Comprehensive income	$10,636	$7,760	$17,849	$14,731
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended June 30, 2019
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2019	694,782	$46,532	$(1,780)	$138,720	$183,472
Common and capital stock issued	2,403	34	0	0	34
Stock-based compensation expense	0	2,782	0	0	2,782
Tax withholding related to vesting of restricted stock units and other	0	(1,268)	0	0	(1,268)
Repurchases of capital stock	(3,135)	(256)	0	(3,321)	(3,577)
Sale of interest in consolidated entities	0	113	0	0	113
Net income	0	0	0	9,947	9,947
Other comprehensive income (loss)	0	0	689	0	689
Balance as of June 30, 2019	694,050	$47,937	$(1,091)	$145,346	$192,192

	Six Months Ended June 30, 2019
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	695,556	$45,049	$(2,306)	$134,885	$177,628
Cumulative effect of accounting change	0	0	(30)	(4)	(34)
Common and capital stock issued	4,315	73	0	0	73
Stock-based compensation expense	0	5,570	0	0	5,570
Tax withholding related to vesting of restricted stock units and other	0	(2,452)	0	0	(2,452)
Repurchases of capital stock	(5,821)	(463)	0	(6,139)	(6,602)
Sale of interest in consolidated entities	0	160	0	0	160
Net income	0	0	0	16,604	16,604
Other comprehensive income (loss)	0	0	1,245	0	1,245
Balance as of June 30, 2019	694,050	$47,937	$(1,091)	$145,346	$192,192

Table of Contents	Alphabet Inc.

	Three Months Ended June 30, 2020
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2020	683,972	$53,688	$(1,097)	$151,068	$203,659
Common and capital stock issued	2,391	37	0	0	37
Stock-based compensation expense	0	3,413	0	0	3,413
Tax withholding related to vesting of restricted stock units and other	0	(1,558)	0	0	(1,558)
Repurchases of capital stock	(5,148)	(506)	0	(6,346)	(6,852)
Sale of interest in consolidated entities	0	863	0	0	863
Net income	0	0	0	6,959	6,959
Other comprehensive income (loss)	0	0	801	0	801
Balance as of June 30, 2020	681,215	$55,937	$(296)	$151,681	$207,322

	Six Months Ended June 30, 2020
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	688,335	$50,552	$(1,232)	$152,122	$201,442
Common and capital stock issued	4,516	143	0	0	143
Stock-based compensation expense	0	6,635	0	0	6,635
Tax withholding related to vesting of restricted stock units and other	0	(2,737)	0	0	(2,737)
Repurchases of capital stock	(11,636)	(1,112)	0	(14,236)	(15,348)
Sale of interest in consolidated entities	0	2,456	0	0	2,456
Net income	0	0	0	13,795	13,795
Other comprehensive income (loss)	0	0	936	0	936
Balance as of June 30, 2020	681,215	$55,937	$(296)	$151,681	$207,322

See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30,
	2019	2020
Operating activities
Net income	$16,604	$13,795
Adjustments:
Depreciation and impairment of property and equipment	5,042	6,077
Amortization and impairment of intangible assets	406	417
Stock-based compensation expense	5,525	6,573
Deferred income taxes	620	(416)
Gain on debt and equity securities, net	(3,878)	(1,040)
Other	(48)	669
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	26	2,522
Income taxes, net	25	538
Other assets	(176)	(359)
Accounts payable	(443)	(689)
Accrued expenses and other liabilities	1,074	(2,099)
Accrued revenue share	(60)	(692)
Deferred revenue	(90)	148
Net cash provided by operating activities	24,627	25,444
Investing activities
Purchases of property and equipment	(10,764)	(11,396)
Purchases of marketable securities	(44,724)	(64,111)
Maturities and sales of marketable securities	40,692	65,874
Purchases of non-marketable investments	(1,095)	(1,311)
Maturities and sales of non-marketable investments	206	473
Acquisitions, net of cash acquired, and purchases of intangible assets	(247)	(355)
Other investing activities	89	531
Net cash used in investing activities	(15,843)	(10,295)
Financing activities
Net payments related to stock-based award activities	(2,435)	(2,716)
Repurchases of capital stock	(6,602)	(15,348)
Proceeds from issuance of debt, net of costs	317	1,898
Repayments of debt	(393)	(1,982)
Proceeds from sale of interest in consolidated entities	184	2,464
Net cash used in financing activities	(8,929)	(15,684)
Effect of exchange rate changes on cash and cash equivalents	31	(221)
Net decrease in cash and cash equivalents	(114)	(756)
Cash and cash equivalents at beginning of period	16,701	18,498
Cash and cash equivalents at end of period	$16,587	$17,742
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Unaudited Interim Financial Information
The Consolidated Balance Sheet as of June 30, 2020, the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2020, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2020, the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2019 and 2020 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2020 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2020, our results of operations for the three and six months ended June 30, 2019 and 2020, and our cash flows for the six months ended June 30, 2019 and 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.
Use of Estimates
Preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, fair values of financial instruments, non-marketable equity securities, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
As of June 30, 2020 the impact of COVID-19 continues to unfold and the extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; the uneven impact to certain industries; advances in testing, treatment and prevention; and the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures. As a result, certain of our estimates and assumptions, including the allowance for credit losses for accounts receivable, the credit worthiness of customers entering into revenue arrangements, the valuation of non-marketable equity securities, including our impairment assessment, the fair values of our financial instruments, and income taxes, require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.
Accounts Receivable
Our payment terms for accounts receivable vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customers, we require payment before the products or services are delivered to the customer.

Table of Contents	Alphabet Inc.
We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the Consolidated Statements of Income. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.
For the six months ended June 30, 2020, our assessment considered the impact of COVID-19 and estimates of expected credit and collectibility trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $275 million and $788 million as of December 31, 2019 and June 30, 2020, respectively.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13 ("ASU 2016-13") "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. We adopted ASU 2016-13 using the modified retrospective approach as of January 1, 2020. The cumulative effect upon adoption was not material to our consolidated financial statements. See "Accounts Receivable" above as well as Note 3 for the effect on our consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Google Search & other	$23,642	$21,319	$46,189	$45,821
YouTube ads(1)	3,603	3,812	6,628	7,850
Google properties	27,245	25,131	52,817	53,671
Google Network Members' properties	5,249	4,736	10,264	9,959
Google advertising	32,494	29,867	63,081	63,630
Google Cloud	2,100	3,007	3,925	5,784
Google other(1)	4,080	5,124	7,700	9,559
Google revenues	38,674	37,998	74,706	78,973
Other Bets revenues	162	148	332	283
Hedging gains	108	151	245	200
Total revenues	$38,944	$38,297	$75,283	$79,456
(1)  YouTube non-advertising revenues are included in Google other revenues.

Table of Contents	Alphabet Inc.
The following table presents our revenues disaggregated by geography, based on the addresses of our customers (in millions, unaudited):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2020		2019		2020
United States	$17,863	46%	$17,999	47%	$34,395	46%	$36,869	47%
EMEA(1)	12,313	32	11,363	30	23,981	32	24,208	30
APAC(1)	6,536	17	6,945	18	12,632	17	14,183	18
Other Americas(1)	2,124	5	1,839	5	4,030	5	3,996	5
Hedging gains	108	0	151	0	245	0	200	0
Total revenues	$38,944	100%	$38,297	100%	$75,283	100%	$79,456	100%
(1) Regions represent Europe, the Middle East, and Africa ("EMEA"); Asia-Pacific ("APAC"); and Canada and Latin America ("Other Americas").
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the six months ended June 30, 2020 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.5 billion of revenues recognized that were included in the deferred revenue balance as of December 31, 2019.
Additionally, we have performance obligations associated with commitments in customer contracts, primarily related to Google Cloud, for future services that have not yet been recognized in revenue. This includes related deferred revenue currently recorded and amounts that will be invoiced in future periods. As of June 30, 2020, the amount not yet recognized in revenue from these commitments is $14.8 billion, which reflects our assessment of relevant contract terms and expectations of our customers’ intent and ability to utilize our services. This amount excludes contracts (i) with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. We expect to recognize approximately half over the next 24 months with the remaining thereafter. However, the amount and timing of revenue recognition is largely driven by customer utilization, which could impact our estimate of the remaining amount of commitments and when we expect to recognize such revenues.
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
For certain debt securities we have elected the fair value option for which changes in fair value are recorded in other income (expense), net. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts. Unrealized net gains related to debt securities still held where we have elected the fair value option were $39 million as of June 30, 2020. As of June 30, 2020 the fair value of these debt securities was $2.3 billion. Balances as of December 31, 2019 were not material.
We classify our marketable debt securities within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

Table of Contents	Alphabet Inc.
The following tables summarize our debt securities, for which we did not elect the fair value option, by significant investment categories as of December 31, 2019 and June 30, 2020 (in millions):

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$2,294	$0	$0	$2,294	$2,294	$0
Government bonds	55,033	434	(30)	55,437	4,518	50,919
Corporate debt securities	27,164	337	(3)	27,498	44	27,454
Mortgage-backed and asset-backed securities	19,453	96	(41)	19,508	0	19,508
Total	$103,944	$867	$(74)	$104,737	$6,856	$97,881

	As of June 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Level 2:
Time deposits(1)	$3,588	$0	$0	$3,588	$3,588	$0
Government bonds	55,913	1,098	(2)	57,009	1,218	55,791
Corporate debt securities	23,277	715	(5)	23,987	0	23,987
Mortgage-backed and asset-backed securities	16,398	373	(14)	16,757	0	16,757
Total	$99,176	$2,186	$(21)	$101,341	$4,806	$96,535
(1)The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $119 million and $306 million for the three months ended June 30, 2019 and 2020, respectively, and $165 million and $563 million for the six months ended June 30, 2019 and 2020, respectively. We recognized gross realized losses of $21 million and $88 million for the three months ended June 30, 2019 and 2020, respectively, and $69 million and $127 million for the six months ended June 30, 2019 and 2020, respectively. We reflect these gains and losses as a component of other income (expense), net.
The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of June 30, 2020
Due in 1 year or less	$24,027
Due in 1 year through 5 years	60,253
Due in 5 years through 10 years	1,993
Due after 10 years	12,571
Total	$98,844

Table of Contents	Alphabet Inc.
The following tables present fair values and gross unrealized losses recorded to AOCI as of December 31, 2019 and June 30, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$6,752	$(20)	$4,590	$(10)	$11,342	$(30)
Corporate debt securities	1,665	(2)	978	(1)	2,643	(3)
Mortgage-backed and asset-backed securities	4,536	(13)	2,835	(28)	7,371	(41)
Total	$12,953	$(35)	$8,403	$(39)	$21,356	$(74)

	As of June 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Government bonds	$3,152	$(2)	$14	$0	$3,166	$(2)
Corporate debt securities	1,043	(3)	9	0	1,052	(3)
Mortgage-backed and asset-backed securities	824	(10)	269	(4)	1,093	(14)
Total	$5,019	$(15)	$292	$(4)	$5,311	$(19)
For marketable debt securities, during the three months ended June 30, 2020, we reduced the allowance for credit losses by $125 million. During the six months ended June 30, 2020 we recognized an allowance for credit losses of $2 million and the ending allowance for credit losses was $2 million. See Note 7 for further details on other income.
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
Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). We qualitatively assess whether indicators of impairment exist. Factors considered in our impairment assessment include the companies’ financial and liquidity position, access to capital resources, effects of COVID-19, and the time since the last adjustment to fair value, among others. If the assessment indicates that the investment is impaired, we estimate the fair value by using the best information available, which may include cash flow projections or other available market data.
All gains and losses, realized and unrealized, and impairments on non-marketable equity securities are recognized in other income (expense), net. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3.

Table of Contents	Alphabet Inc.
Gains and losses on marketable and non-marketable equity securities
Gains and losses recorded in other income (expense), net, for our marketable and non-marketable equity securities are summarized below (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net gain on equity securities sold during the period	$80	$18	$130	$233
Net unrealized gain on equity securities held as of the end of the period(1)	2,619	1,437	3,652	408
Total gain recognized in other income (expense), net	$2,699	$1,455	$3,782	$641
(1)Includes net gain related to non-marketable equity securities of $890 million and $91 million for the three months ended June 30, 2019 and 2020, respectively. Includes a net gain of $1.3 billion and a net loss of $850 million for the six months ended June 30, 2019 and 2020, respectively.
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

	Equity Securities Sold
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Total sale price	$389	$590	$629	$1,499
Total initial cost	207	424	327	685
Cumulative net gains	$182	$166	$302	$814
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

	As of June 30, 2020
	Marketable Securities	Non-Marketable Securities	Total
	(unaudited)
Total initial cost	$2,358	$9,173	$11,531
Cumulative net gain(1)	2,136	2,106	4,242
Carrying value	$4,494	$11,279	$15,773
(1)Non-marketable securities cumulative net gain is comprised of $3.9 billion unrealized gains and $1.8 billion unrealized losses (including impairment).

Table of Contents	Alphabet Inc.
Marketable equity securities
The following table summarizes marketable equity securities measured at fair value by significant investment categories as of December 31, 2019 and June 30, 2020 (in millions):

	As of December 31, 2019		As of June 30, 2020
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
			(unaudited)
Level 1:
Money market funds	$4,604	$0	$4,752	$0
Marketable equity securities(1)	0	3,046	0	3,597
	4,604	3,046	4,752	3,597
Level 2:
Mutual funds	0	250	0	897
Total	$4,604	$3,296	$4,752	$4,494
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
Non-marketable equity securities
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Unrealized gains	$962	$189	$1,418	$545
Unrealized losses (including impairment)	(72)	(98)	(138)	(1,395)
Total unrealized gain (loss) for non-marketable equity securities	$890	$91	$1,280	$(850)
During the three months ended June 30, 2020, included in the $11.3 billion of non-marketable equity securities, $1.4 billion were measured at fair value resulting in a net unrealized gain of $91 million.
Equity securities accounted for under the Equity Method
Equity securities accounted for under the equity method had a carrying value of approximately $1.3 billion and $1.2 billion as of December 31, 2019 and June 30, 2020, respectively. Our share of gains and losses including impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 7 for further details on other income (expense), net.
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
As of June 30, 2020, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $119 million, of which $119 million is expected to be reclassified from AOCI into earnings within the next 12 months.
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
The gross notional amounts of our outstanding derivative instruments were as follows (in millions):

	As of December 31, 2019	As of June 30, 2020
		(unaudited)
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts
Cash flow hedges	$13,207	$7,245
Fair value hedges	$455	$458
Net investment hedges	$9,318	$9,253
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	$43,497	$30,918
Other contracts	$117	$2,634

Table of Contents	Alphabet Inc.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$91	$253	$344
Other Contracts	Other current and non-current assets	0	1	1
Total		$91	$254	$345
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$173	$196	$369
Other Contracts	Accrued expenses and other liabilities, current and non-current	0	13	13
Total		$173	$209	$382

		As of June 30, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$148	$197	$345
Other contracts	Other current and non-current assets	0	17	17
Total		$148	$214	$362
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$172	$45	$217
Other contracts	Accrued expenses and other liabilities, current and non-current	0	283	283
Total		$172	$328	$500

Table of Contents	Alphabet Inc.
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income ("OCI") are summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(42)	$(44)	$(48)	$368
Amount excluded from the assessment of effectiveness	11	(49)	(19)	3
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	(83)	(121)	(19)	(41)
Total	$(114)	$(214)	$(86)	$330
 The effect of derivative instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income
	Three Months Ended
	June 30,
	2019		2020
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$38,944	$2,967	$38,297	$1,894

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$85	$0	$140	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	23	0	11	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	(13)	0	9
Derivatives designated as hedging instruments	0	13	0	(9)
Amount excluded from the assessment of effectiveness	0	10	0	1
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	57	0	33
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	95	0	(69)
Other Contracts	0	0	0	(211)
Total gains (losses)	$108	$162	$151	$(246)

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Six Months Ended
	June 30,
	2019		2020
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$75,283	$4,505	$79,456	$1,674

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$213	$0	$166	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	32	0	34	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	9	0	(8)
Derivatives designated as hedging instruments	0	(9)	0	8
Amount excluded from the assessment of effectiveness	0	20	0	2
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	111	0	111
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	(154)	0	160
Other Contracts	0	0	0	(239)
Total gains (losses)	$245	$(23)	$200	$34

Table of Contents	Alphabet Inc.
Offsetting of Derivatives
The gross amounts of our derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$365	$(21)	$344	$(88)	(1)	$(234)	$0	$22

	As of June 30, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$397	$(35)	$362	$(203)	(1)	$(101)	$(22)	$36
(1)The balances as of December 31, 2019 and June 30, 2020 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.
Offsetting of Liabilities

	As of December 31, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$390	$(21)	$369	$(88)	(2)	$0	$0	$281

	As of June 30, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$535	$(35)	$500	$(203)	(2)	$(2)	$(263)	$32
(2) The balances as of December 31, 2019 and June 30, 2020 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land and offices throughout the world with lease periods expiring between 2020 and 2063.

Table of Contents	Alphabet Inc.
Components of operating lease expense were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Operating lease cost	$427	$544	$825	$1,067
Variable lease cost	130	155	258	295
Total operating lease cost	$557	$699	$1,083	$1,362
Supplemental information related to operating leases is as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Cash payments for operating leases	$396	$493	$770	$923
New operating lease assets obtained in exchange for operating lease liabilities	$1,322	$671	$2,453	$1,441
As of June 30, 2020, our operating leases had a weighted average remaining lease term of 9 years and a weighted average discount rate of 2.7%. Future lease payments under operating leases that have commenced as of June 30, 2020 were as follows (in millions, unaudited):

Operating Leases
Remainder of 2020	$937
2021	2,048
2022	1,907
2023	1,726
2024	1,493
Thereafter	6,330
Total future lease payments	14,441
Less imputed interest	(2,316)
Total lease liability balance	$12,125
As of June 30, 2020, we have entered into leases that have not yet commenced with future lease payments of $7.3 billion, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2020 and 2026 with non-cancelable lease terms of 1 to 25 years.
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
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2019 and June 30, 2020, assets that can only be used to settle obligations of these VIEs were $3.1 billion and $5.8 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $1.2 billion and $2.4 billion, respectively.
Total noncontrolling interests, including redeemable noncontrolling interests, in our consolidated subsidiaries increased from $1.2 billion to $3.7 billion from December 31, 2019 to June 30, 2020, primarily due to external investments in Waymo. Net loss attributable to noncontrolling interests was not material for any period presented.

Table of Contents	Alphabet Inc.
Waymo
Waymo is a self-driving technology development company with a mission to make it safe and easy for people and things to get where they're going. During the six months ended June 30, 2020, Waymo completed its externally led investment round, bringing the total funding to $3.2 billion, which includes investment from Alphabet. No gain or loss was recognized. The investments related to external parties were accounted for as equity transactions and resulted in recognition of noncontrolling interests.
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
Our maximum exposure to these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. The carrying value and maximum exposure of these unconsolidated VIEs were not material as of December 31, 2019 and June 30, 2020.
Note 6. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2019 and June 30, 2020.
Our short-term debt balance also includes the short-term portion of certain long-term debt.
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

Table of Contents	Alphabet Inc.
The total outstanding debt is summarized below (in millions):

	As of December 31, 2019	As of June 30, 2020
		(unaudited)
Short-term portion of long-term debt
3.625% Notes due on May 19, 2021	$0	$999
Total future finance lease payments	117	139
Less: imputed interest for finance leases	(2)	(2)
Total short-term portion of long-term debt(1)	$115	$1,136

Long-term debt
3.625% Notes due on May 19, 2021	$1,000	$0
3.375% Notes due on February 25, 2024	1,000	1,000
1.998% Notes due on August 15, 2026	2,000	2,000
Unamortized discount for the Notes above	(42)	(37)
Subtotal	3,958	2,963
Total future finance lease payments	685	1,171
Less: imputed interest for finance leases	(89)	(116)
Total long-term debt	$4,554	$4,018
(1)Total short-term portion of long-term debt is included within other accrued expenses and current liabilities. See Note 7.
The effective interest yields based on proceeds received from the outstanding notes due in 2021, 2024, and 2026 were 3.734%, 3.377%, and 2.231%, respectively, with interest payable semi-annually. We may redeem these notes at any time in whole or in part at specified redemption prices. The total estimated fair value of all outstanding notes was approximately $4.1 billion and $4.3 billion as of December 31, 2019 and June 30, 2020, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2020, we have $4.0 billion of revolving credit facilities which expire in July 2023. The interest rate for the credit facilities is determined based on a formula using certain market rates. No amounts were outstanding under the credit facilities as of December 31, 2019 and June 30, 2020.
Note 7. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2019	As of June 30, 2020
		(unaudited)
Land and buildings	$39,865	$44,494
Information technology assets	36,840	40,731
Construction in progress	21,036	21,948
Leasehold improvements	6,310	6,922
Furniture and fixtures	156	197
Property and equipment, gross	104,207	114,292
Less: accumulated depreciation	(30,561)	(35,544)
Property and equipment, net	$73,646	$78,748

Table of Contents	Alphabet Inc.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2019	As of June 30, 2020
		(unaudited)
European Commission fines(1)	$9,405	$9,510
Accrued customer liabilities	2,245	2,407
Accrued purchases of property and equipment	2,411	1,976
Current operating lease liabilities	1,199	1,416
Other accrued expenses and current liabilities	7,807	9,117
Accrued expenses and other current liabilities	$23,067	$24,426
(1) Includes the effects of foreign exchange and interest. See Note 10 for further details.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2018	$(1,884)	$(688)	$266	$(2,306)
Cumulative effect of accounting change	0	0	(30)	(30)
Other comprehensive income (loss) before reclassifications	82	1,460	(36)	1,506
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(19)	(19)
Amounts reclassified from AOCI	0	(68)	(174)	(242)
Other comprehensive income (loss)	82	1,392	(229)	1,245
Balance as of June 30, 2019	$(1,802)	$704	$7	$(1,091)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2019	$(2,003)	$812	$(41)	$(1,232)
Other comprehensive income (loss) before reclassifications	(266)	1,365	289	1,388
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	3	3
Amounts reclassified from AOCI	0	(318)	(137)	(455)
Other comprehensive income (loss)	(266)	1,047	155	936
Balance as of June 30, 2020	$(2,269)	$1,859	$114	$(296)

Table of Contents	Alphabet Inc.
The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2019	2020	2019	2020
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$98	$189	$96	$403
	Benefit (provision) for income taxes	(23)	(40)	(28)	(85)
	Net of tax	75	149	68	318
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	85	140	213	166
Interest rate contracts	Other income (expense), net	2	2	3	3
	Benefit (provision) for income taxes	(17)	(27)	(42)	(32)
	Net of tax	70	115	174	137
Total amount reclassified, net of tax		$145	$264	$242	$455
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Interest income	$653	$433	$1,175	$1,019
Interest expense(1)	(25)	(13)	(60)	(34)
Foreign currency exchange gain (loss), net	(52)	(92)	22	(173)
Gain on debt securities, net	98	387	96	399
Gain on equity securities, net	2,699	1,455	3,782	641
Performance fees	(443)	(75)	(560)	(69)
Income (loss) and impairment from equity method investments, net	(16)	(54)	(56)	20
Other	53	(147)	106	(129)
Other income (expense), net	$2,967	$1,894	$4,505	$1,674
(1)Interest expense is net of interest capitalized of $36 million and $57 million for the three months ended June 30, 2019 and 2020, respectively, and $67 million and $109 million for the six months ended June 30, 2019 and 2020, respectively.
Note 8. Acquisitions
During the six months ended June 30, 2020, we completed acquisitions and purchases of intangible assets for total consideration of approximately $378 million, net of cash acquired. In aggregate, $129 million was attributed to intangible assets, $201 million to goodwill, and $48 million to net assets acquired. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.
For all intangible assets acquired and purchased during the six months ended June 30, 2020, patents and developed technology have a weighted-average useful life of 3.8 years, customer relationships have a weighted-average useful life of 5.0 years, and trade names and other have a weighted-average useful life of 5.0 years.
Pending Acquisition of Fitbit
In November 2019, we entered into an agreement to acquire Fitbit, a leading wearables brand, for $7.35 per share, representing a total purchase price of approximately $2.1 billion as of the date of the agreement. The

Table of Contents	Alphabet Inc.
acquisition of Fitbit is expected to be completed later this year, subject to customary closing conditions, including the receipt of regulatory approvals. Upon the close of the acquisition, Fitbit will be part of the Google segment.
Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2019	$19,921	$703	$20,624
Acquisitions	201	0	201
Foreign currency translation and other adjustments	5	(6)	(1)
Balance as of June 30, 2020	$20,127	$697	$20,824
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,972	$3,570	$1,402
Customer relationships	254	30	224
Trade names and other	703	350	353
Total	$5,929	$3,950	$1,979

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$4,724	$3,523	$1,201
Customer relationships	245	38	207
Trade names and other	700	411	289
Total	$5,669	$3,972	$1,697
Amortization expense relating to purchased intangible assets was $209 million and $194 million for the three months ended June 30, 2019 and 2020, respectively, and $406 million and $398 million for the six months ended June 30, 2019 and 2020, respectively.
As of June 30, 2020, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2020	$368
2021	690
2022	350
2023	79
2024	57
Thereafter	153
Total	$1,697

Note 10. Contingencies
Indemnifications
In the normal course of business, to facilitate transactions in our services and products, we indemnify certain parties, including advertisers, Google Network Members, customers of Google Cloud offerings, and lessors with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of

Table of Contents	Alphabet Inc.
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
As of June 30, 2020, we did not have any material indemnification claims that were probable or reasonably possible.
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
From time to time we are subject to formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions. For example, in August 2019, we began receiving civil investigative demands from the U.S. Department of Justice requesting information and documents relating to our prior antitrust investigations and certain of our business practices. State attorneys general have also opened antitrust investigations into certain of our business practices. We continue to cooperate with federal and state regulators in the United States, and other regulators around the world.
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

Table of Contents	Alphabet Inc.
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
Note 11. Stockholders' Equity
Share Repurchases
In July 2019 the Board of Directors of Alphabet authorized the company to repurchase up to $25.0 billion of its Class C capital stock. As of June 30, 2020, $5.4 billion remains available for repurchase. In July 2020, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $28.0 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions

Table of Contents	Alphabet Inc.
and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
During the six months ended June 30, 2020, we repurchased and subsequently retired 11.6 million shares of Alphabet Class C capital stock for an aggregate amount of $15.3 billion.
Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended June 30,
	2019			2020
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$4,286	$667	$4,994	$3,055	$473	$3,431
Denominator
Number of shares used in per share computation	299,035	46,525	348,409	299,308	46,355	336,105
Basic net income per share	$14.33	$14.33	$14.33	$10.21	$10.21	$10.21
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$4,286	$667	$4,994	$3,055	$473	$3,431
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	667	0	0	473	0	0
Reallocation of undistributed earnings	(36)	(6)	36	(26)	(3)	26
Allocation of undistributed earnings	$4,917	$661	$5,030	$3,502	$470	$3,457
Denominator
Number of shares used in basic computation	299,035	46,525	348,409	299,308	46,355	336,105
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,525	0	0	46,355	0	0
Restricted stock units and other contingently issuable shares	453	0	5,532	92	0	5,164
Number of shares used in per share computation	346,013	46,525	353,941	345,755	46,355	341,269
Diluted net income per share	$14.21	$14.21	$14.21	$10.13	$10.13	$10.13

Table of Contents	Alphabet Inc.

	Six Months Ended June 30,
	2019			2020
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$7,150	$1,113	$8,341	$6,042	$935	$6,818
Denominator
Number of shares used in per share computation	299,025	46,562	348,832	299,642	46,383	338,092
Basic net income per share	$23.91	$23.91	$23.91	$20.16	$20.16	$20.16
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$7,150	$1,113	$8,341	$6,042	$935	$6,818
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,113	0	0	935	0	0
Reallocation of undistributed earnings	(59)	(9)	59	(53)	(7)	53
Allocation of undistributed earnings	$8,204	$1,104	$8,400	$6,924	$928	$6,871
Denominator
Number of shares used in basic computation	299,025	46,562	348,832	299,642	46,383	338,092
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,562	0	0	46,383	0	0
Restricted stock units and other contingently issuable shares	482	0	5,516	135	0	5,394
Number of shares used in per share computation	346,069	46,562	354,348	346,160	46,383	343,486
Diluted net income per share	$23.71	$23.71	$23.71	$20.00	$20.00	$20.00
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended June 30, 2019 and 2020, total stock-based compensation ("SBC") expense was $2.9 billion and $3.5 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $2.8 billion and $3.3 billion, respectively. For the six months ended June 30, 2019 and 2020, total SBC expense was $5.8 billion and $6.8 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $5.5 billion and $6.5 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units ("RSUs") in Alphabet stock for the six months ended June 30, 2020 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2019	19,394,236	$1,055.22
Granted	10,575,423	$1,387.34
Vested	(6,009,373)	$1,051.05
Forfeited/canceled	(715,592)	$1,138.07
Unvested as of June 30, 2020	23,244,694	$1,204.92
As of June 30, 2020, there was $26.4 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.

Table of Contents	Alphabet Inc.
Note 14. Income Taxes
Our effective tax rate for the three months ended June 30, 2020 was lower than the U.S. federal statutory rate, primarily due to the U.S. Research and Development Tax Credit, the Foreign-Derived Intangible Income tax benefit, and stock-based compensation related tax benefits, partially offset by an increase in valuation allowance for net deferred tax assets that are not likely to be realized relating to certain of our Other Bets. Our effective tax rate is based on forecasted annual results which may fluctuate through the rest of the year, in particular due to COVID-19.
Our effective tax rate for the three months ended June 30, 2019 was lower than the U.S. federal statutory rate primarily due to foreign earnings taxed at lower rates and the U.S. Research and Development Tax Credit, partially offset by the reversal of the cumulative net tax benefit as a result of the U.S. Court of Appeals decision in the Altera case.
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $3.4 billion and $3.9 billion as of December 31, 2019 and June 30, 2020. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.3 billion and $2.7 billion as of December 31, 2019 and June 30, 2020. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
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
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Revenues:
Google	$38,674	$37,998	$74,706	$78,973
Other Bets	162	148	332	283
Hedging gains (losses)	108	151	245	200
Total revenues	$38,944	$38,297	$75,283	$79,456

Table of Contents	Alphabet Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Operating income (loss):
Google	$10,280	$7,572	$19,468	$16,842
Other Bets	(989)	(1,116)	(1,857)	(2,237)
Reconciling items(1)	(111)	(73)	(1,823)	(245)
Total income from operations	$9,180	$6,383	$15,788	$14,360
(1) Reconciling items are generally comprised of corporate administrative costs, hedging gains (losses) and other miscellaneous items that are not allocated to individual segments. Reconciling items include the EC fine for the six months ended June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Capital expenditures:
Google	$6,896	$4,836	$11,430	$10,499
Other Bets	65	96	124	200
Reconciling items(2)	(835)	459	(790)	697
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$6,126	$5,391	$10,764	$11,396
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

Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Stock-based compensation:
Google	$2,600	$3,126	$5,212	$6,114
Other Bets	125	136	248	271
Reconciling items(3)	35	67	69	134
Total stock-based compensation(4)	$2,760	$3,329	$5,529	$6,519

Depreciation, amortization, and impairment:
Google	$2,756	$3,292	$5,285	$6,305
Other Bets	79	94	163	186
Reconciling items(3)	0	0	0	3
Total depreciation, amortization, and impairment	$2,835	$3,386	$5,448	$6,494
(3) Reconciling items relate to corporate administrative and other costs that are not allocated to individual segments.
(4) For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.

Table of Contents	Alphabet Inc.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2019	As of June 30, 2020
		(unaudited)
Long-lived assets:
United States	$94,907	$98,209
International	28,424	31,214
Total long-lived assets	$123,331	$129,423
For revenues by geography, see Note 2.
Note 16. Subsequent Event
In July 2020, we announced the Google for India Digitization Fund to help accelerate India's digital economy. In addition, we announced our first transaction of the fund in which we entered into an agreement to invest approximately INR 33,737 crore ($4.5 billion as of July 15, 2020) in Jio Platforms Ltd. for a 7.7% stake in the company. The agreement is subject to regulatory review in India and is expected to be completed later this year.

Table of Contents	Alphabet Inc.
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Below are our key financial results for the three months ended June 30, 2020 (consolidated unless otherwise noted):
•Revenues were $38.3 billion, a decrease of 2% year over year, constant currency revenues were flat year over year.
•Google segment revenues were $38.0 billion, a decrease of 2% year over year, and Other Bets revenues were $148 million, a decrease of 9% year over year.
•Revenues from the United States, EMEA, APAC, and Other Americas were $18.0 billion, $11.4 billion, $6.9 billion, and $1.8 billion, respectively.
•Cost of revenues was $18.6 billion, consisting of TAC of $6.7 billion and other cost of revenues of $11.9 billion. TAC as a percentage of advertising revenues ("TAC rate") was 22.4%.
•Operating expenses (excluding cost of revenues) were $13.4 billion.
•Income from operations was $6.4 billion.
•Other income (expense), net, was a gain of $1.9 billion.
•Effective tax rate was 15.9%.
•Net income was $7.0 billion with diluted net income per share of $10.13.
•Operating cash flow was $14.0 billion.
•Capital expenditures were $5.4 billion.
•Number of employees was 127,498 as of June 30, 2020. The majority of new hires during the quarter were engineers and product managers. By product area, the largest headcount additions were in Google Cloud and Search.
The Impact of COVID-19 on our Results and Operations
In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. The macroeconomic impacts of COVID-19 are significant and continue to evolve, as exhibited by, among other things, a rise in unemployment, changes in consumer behavior, and market volatility.
We began to observe the impact of COVID-19 on our financial results late in the quarter ended March 31, 2020.
For the quarter ended June 30, 2020, our advertising revenues declined compared to the prior year due to the continued impacts of COVID-19 and the related reductions in global economic activity. During the course of the quarter, we observed a gradual return in user search activity to more commercial topics, followed by increased spending by our advertisers. The decline in advertising revenues was partially offset by continued growth in Google Cloud and other non-advertising revenues.
We continue to assess the realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, which has been reflected in an increase in our allowance for credit losses for accounts receivable. We experienced pressure on our margins as many of our expenses are less variable in nature and/or may not correlate to changes in revenues, including costs associated with our data centers and facilities as well as employee compensation. In addition, market volatility has contributed to fluctuations in the valuation of our equity investments, and for the quarter ended June 30, 2020 we recognized net gains on our equity investments as compared to net losses in the quarter ended March 30, 2020.
While we continued to make investments in land and buildings for data centers, offices and information technology infrastructure, we have slowed the pace of our investments, primarily as it relates to office facilities.

Looking ahead, the impact of COVID-19 on our business continues to evolve and be unpredictable. For example, to the extent the pandemic continues to disrupt economic activity globally we, like other businesses, are not immune to continued adverse impacts to our business, operations and financial results from prolonged decreases in advertising spend, changes in user behavior and preferences, credit deterioration and liquidity of our customers, depressed economic activity, or volatility in capital markets. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; the uneven impact to certain industries; advances in testing, treatment and prevention; the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures. To address the potential impact to our business, over the near-term, we continue to evaluate the pace of our investment plans, including, but not limited to, our hiring, investments in data centers, servers, network equipment, real estate and facilities, marketing and travel spending, as well as taking certain measures to support our customers, employees, and communities we operate in. The impact of COVID-19 and the extent of these measures we may implement could have a material impact on our financial results. Our past results may not be indicative of our future performance, and historical trends in our financial results may differ materially.
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
Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited). Certain amounts in prior periods have been reclassified to conform with current period presentation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Google Search & other	$23,642	$21,319	$46,189	$45,821
YouTube ads(1)	3,603	3,812	6,628	7,850
Google properties	27,245	25,131	52,817	53,671
Google Network Members' properties	5,249	4,736	10,264	9,959
Google advertising	32,494	29,867	63,081	63,630
Google Cloud	2,100	3,007	3,925	5,784
Google other(1)	4,080	5,124	7,700	9,559
Google revenues	38,674	37,998	74,706	78,973
Other Bets revenues	162	148	332	283
Hedging gains (losses)	108	151	245	200
Total revenues	$38,944	$38,297	$75,283	$79,456
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

Table of Contents	Alphabet Inc.
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
The following table presents our Google advertising revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Google Search & other	$23,642	$21,319	$46,189	$45,821
YouTube ads(1)	3,603	3,812	6,628	7,850
Google Network Members' properties	5,249	4,736	10,264	9,959
Google advertising	$32,494	$29,867	$63,081	$63,630
Google advertising revenues as a percentage of Google segment revenues	84.0%	78.6%	84.4%	80.6%
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
Google Search & other
Our Google Search & other revenues decreased $2,323 million and $368 million from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020, respectively, primarily driven by the impact of COVID-19. Beginning in March of 2020, the effects of COVID-19 on both desktop and mobile search led to a decline in revenues when, despite an increase in user search activity, our revenues were adversely affected by a shift to less commercial topics and reduced advertiser spending. During the quarter ended June 30, 2020, we observed a gradual return in user search activity to more commercial topics, followed by increased spending by our advertisers. The decrease in revenues from the six months ended June 30, 2019 to the six months ended June 30, 2020 was partially offset by the revenue growth we experienced prior to the impact of COVID-19.
YouTube ads
YouTube ads revenues increased $209 million and $1,222 million from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020, respectively. The increase was driven by our direct response advertising products, which benefited from improvements to ad formats and delivery and increased advertiser spending. This increase was partially offset by a decline in revenues for our brand advertising products driven by reduced advertiser spending due to the impact of COVID-19.

Table of Contents	Alphabet Inc.
Google Network Members' properties
Our Google Network Members' properties revenues decreased $513 million from the three months ended June 30, 2019 to the three months ended June 30, 2020. The decrease was primarily driven by a decline in revenues for Google Ad Manager and AdSense due to reduced advertiser spending driven by the impact of COVID-19.
Our Google Network Members' properties revenues decreased $305 million from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily driven by a decline in revenues for Google Ad Manager and AdSense due to reduced advertiser spending driven by the impact of COVID-19. This decrease was partially offset by an increase in revenues for AdMob.
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
Google properties
The following table presents changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Paid clicks change	28%	8%	33%	10%
Cost-per-click change	(11)%	(15)%	(15)%	(10)%
The number of paid clicks through our advertising programs on Google properties increased from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020 due to an increase in paid clicks driven by growth in views of YouTube engagement ads; an increase in clicks due to interrelated factors, including an increase in search queries resulting from ongoing growth in user adoption and usage, primarily on mobile devices; and improvements we have made in ad formats and delivery. This growth was partially offset by the impact of COVID-19, which led to a shift to less commercial search activity and a reduction in advertiser spending. During the three months ended June 30, 2020 we began to observe a recovery in paid clicks as user search activity gradually returned to more commercial topics, followed by increased spending by our advertisers. The overall positive effect on our revenues from an increase in paid clicks was offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was primarily driven by a mix shift to less commercial topics and reduced advertiser spending in response to COVID-19. In addition, the decrease in cost-per-click was also driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other advertising platforms.

Table of Contents	Alphabet Inc.
Google Network Members' properties
The following table presents changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Impressions change	11%	16%	8%	14%
Cost-per-impression change	(1)%	(23)%	—%	(15)%
Impressions increased from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020 primarily due to growth in AdManager. The positive effect on our revenues from an increase in impressions was offset by a decrease in the cost-per-impression paid by our advertisers largely due to a reduction in advertiser spending in response to COVID-19.
Google Cloud
The following table presents our Google Cloud revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Google Cloud	$2,100	$3,007	$3,925	$5,784
Google Cloud revenues as a percentage of Google segment revenues	5.4%	7.9%	5.3%	7.3%
Google Cloud revenues consist primarily of revenues from Cloud offerings, including:
•Google Cloud Platform ("GCP"), which includes infrastructure, data and analytics, and other services;
•G Suite productivity tools; and
•other enterprise cloud services.
Our Google Cloud revenues increased $907 million and $1,859 million from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020, respectively. The growth was primarily driven by our GCP and G Suite offerings. Our infrastructure and our data and analytics platform products have been the largest drivers of growth in GCP.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Google other	$4,080	$5,124	$7,700	$9,559
Google other revenues as a percentage of Google segment revenues	10.5%	13.5%	10.3%	12.1%
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
Our Google other revenues increased $1,044 million and $1,859 million from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020, respectively. The growth was primarily driven by Google Play and YouTube subscriptions. Growth for Google Play was primarily driven by sales of apps and in-app purchases, and growth for YouTube subscriptions was primarily driven by an increase in paid subscribers. The increase was partially offset by a decline in hardware revenues.

Table of Contents	Alphabet Inc.
Over time, our growth rate for Google Cloud and Google other revenues may be affected by the seasonality associated with new product and service launches, as well as market dynamics.
Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Other Bets revenues	$162	$148	$332	$283
Other Bets revenues as a percentage of total revenues	0.4%	0.4%	0.4%	0.4%
Other Bets revenues consist primarily of revenues from the sale of Access internet services and Verily licensing and R&D services.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the addresses of our customers (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
United States	46%	47%	46%	47%
EMEA	32%	30%	32%	30%
APAC	17%	18%	17%	18%
Other Americas	5%	5%	5%	5%
For further details on revenues by geography, see Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Use of Constant Currency Revenues and Constant Currency Revenue Percentage Change
The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. Our international revenues are favorably affected as the U.S. dollar weakens relative to other foreign currencies, and unfavorably affected as the U.S. dollar strengthens relative to other foreign currencies. Our revenues are also favorably affected by net hedging gains and unfavorably affected by net hedging losses.
We use non-GAAP constant currency revenues and non-GAAP percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe the presentation of results on a constant currency basis in addition to GAAP results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our core operating results.
Constant currency information compares results between periods as if exchange rates had remained constant period over period. We define constant currency revenues as total revenues excluding the effect of foreign exchange rate movements and hedging activities, and use it to determine the constant currency revenue percentage change on a year-on-year basis. Constant currency revenues are calculated by translating current period revenues using prior period exchange rates, as well as excluding any hedging effects realized in the current period.
Constant currency revenue percentage change is calculated by determining the change in period revenues over prior period revenues where current period foreign currency revenues are translated using prior period exchange rates and hedging effects are excluded from revenues of both periods.
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
The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, except percentages, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
EMEA revenues	$12,313	$11,363	$23,981	$24,208
Exclude foreign exchange effect on current period revenues using prior year rates	816	361	1,578	596
EMEA constant currency revenues	$13,129	$11,724	$25,559	$24,804
Prior period EMEA revenues	$10,888	$12,313	$21,579	$23,981
EMEA revenue percentage change	13%	(8)%	11%	1%
EMEA constant currency revenue percentage change	21%	(5)%	18%	3%

APAC revenues	$6,536	$6,945	$12,632	$14,183
Exclude foreign exchange effect on current period revenues using prior year rates	217	105	416	166
APAC constant currency revenues	$6,753	$7,050	$13,048	$14,349
Prior period APAC revenues	$5,090	$6,536	$9,909	$12,632
APAC revenue percentage change	28%	6%	27%	12%
APAC constant currency revenue percentage change	33%	8%	32%	14%

Other Americas revenues	$2,124	$1,839	$4,030	$3,996
Exclude foreign exchange effect on current period revenues using prior year rates	184	240	376	336
Other Americas constant currency revenues	$2,308	$2,079	$4,406	$4,332
Prior period Other Americas revenues	$1,849	$2,124	$3,580	$4,030
Other Americas revenue percentage change	15%	(13)%	13%	(1)%
Other Americas constant currency revenue percentage change	25%	(2)%	23%	7%

United States revenues	$17,863	$17,999	$34,395	$36,869
United States revenue percentage change	20%	1%	18%	7%

Hedging gains	$108	$151	$245	$200
Total revenues	$38,944	$38,297	$75,283	$79,456
Total constant currency revenues	$40,053	$38,852	$77,408	$80,354
Prior period revenues, excluding hedging effect(1)	$32,760	$38,836	$64,145	$75,038
Total revenue percentage change	19%	(2)%	18%	6%
Total constant currency revenue percentage change	22%	0%	21%	7%
(1) Total revenues and hedging (losses) were $32,657 million and $(103) million for the three months ended June 30, 2018, respectively, and $63,803 million and $(342) million for the six months ended June 30, 2018, respectively.
Our EMEA revenue percentage change from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020 was unfavorably affected by foreign currency exchange rates primarily due to the U.S. dollar strengthening relative to the Euro and British pound.
Our APAC revenue percentage change from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020 was unfavorably affected by foreign currency exchange rates primarily due to the U.S. dollar strengthening relative to Australian dollar and South Korean won, partially offset by the U.S. dollar weakening relative to the Japanese yen.

Table of Contents	Alphabet Inc.
Our Other Americas revenue percentage change from the three months ended June 30, 2019 to the three months ended June 30, 2020 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real. Our Other Americas revenue percentage change from the six months ended June 30, 2019 to the six months ended June 30, 2020 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real and Argentine peso.
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
•Inventory related costs for hardware we sell.
The following tables present our cost of revenues, including TAC (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
TAC	$7,238	$6,694	$14,098	$14,146
Other cost of revenues	10,058	11,859	19,210	23,389
Total cost of revenues	$17,296	$18,553	$33,308	$37,535
Total cost of revenues as a percentage of revenues	44.4%	48.4%	44.2%	47.2%
Cost of revenues increased $1,257 million from the three months ended June 30, 2019 to the three months ended June 30, 2020. The increase was due to an increase in other cost of revenues $1,801 million which was partially offset by a decrease in TAC of $544 million. Cost of revenues increased $4,227 million from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase was due to increases in other cost of revenues of $4,179 million and TAC of $48 million, respectively.
The increase in other cost of revenues from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020 was due to an increase in data center and other operations costs and an increase in content acquisition costs primarily for YouTube consistent with the growth in YouTube revenues. This increase was partially offset by a decline in hardware costs.
TAC decreased from the three months ended June 30, 2019 to the three months ended June 30, 2020 due to decreases in TAC paid to Google Network Members and to distribution partners, primarily driven by a decrease in revenues subject to TAC.
The TAC rate increased from 22.3% to 22.4% from the three months ended June 30, 2019 to the three months ended June 30, 2020 primarily due to an increase in the TAC rate on Google properties revenues due to the ongoing shift to mobile, which carries higher TAC because more mobile searches are channeled through paid access points. This increase was partially offset by the favorable revenue mix shift from Google Network Members’ properties to Google properties. The TAC rate on Google Network revenues was substantially consistent from the three months ended June 30, 2019 to the three months ended June 30, 2020.

Table of Contents	Alphabet Inc.
TAC increased from the six months ended June 30, 2019 to the six months ended June 30, 2020 due to an increase in TAC paid to distribution partners which was partially offset by a decrease in TAC paid to Google Network Members. The increase in TAC paid to distribution partners was due to both an increase in revenues subject to TAC and the ongoing shift to mobile, which carries higher TAC because more mobile searches are channeled through paid access points. The decrease in TAC paid to Google Network Members was primarily due to a decrease in revenues subject to TAC.
The TAC rate decreased from 22.3% to 22.2% from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily due to the favorable revenue mix shift from Google Network Members' properties to Google properties. The TAC rate on Google properties revenues and the TAC rate on Google Network revenues were both substantially consistent from the six months ended June 30, 2019 to the six months ended June 30, 2020.
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
•Costs related to hardware sales; and
•Increased proportion of non-advertising revenues, which generally have higher costs of revenues, relative to our advertising revenues.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Research and development expenses	$6,213	$6,875	$12,242	$13,695
Research and development expenses as a percentage of revenues	16.0%	18.0%	16.3%	17.2%
R&D expenses consist primarily of:
•Compensation expenses (including SBC) and facilities-related costs for engineering and technical employees responsible for R&D of our existing and new products and services;
•Depreciation expenses;
•Equipment-related expenses; and
•Professional services fees primarily related to consulting and outsourcing services.
R&D expenses increased $662 million from the three months ended June 30, 2019 to the three months ended June 30, 2020. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $689 million, largely resulting from a 12% increase in headcount.
R&D expenses increased $1,453 million from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $1,376 million, largely resulting from a 15% increase in headcount.
Over time, R&D expenses as a percentage of revenues may fluctuate due to certain expenses that are generally less variable in nature and may not correlate to the changes in revenues. In addition, R&D expenses may be affected by a number of factors including continued investment in ads, Android, Chrome, Google Cloud, Google Play, hardware, machine learning, Other Bets, Search and YouTube.

Table of Contents	Alphabet Inc.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Sales and marketing expenses	$4,212	$3,901	$8,117	$8,401
Sales and marketing expenses as a percentage of revenues	10.8%	10.2%	10.8%	10.6%
Sales and marketing expenses consist primarily of:
•Advertising and promotional expenditures related to our products and services; and
•Compensation expenses (including SBC) and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses decreased $311 million from the three months ended June 30, 2019 to the three months ended June 30, 2020. The decrease was primarily due to a decrease in advertising and promotional expenses of $536 million as we paused or rescheduled campaigns and changed some events to digital-only formats as a result of COVID-19. This decrease was partially offset by an increase in compensation expenses (including SBC) and facilities-related costs of $349 million, largely resulting from a 7% increase in headcount.
Sales and marketing expenses increased $284 million from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $733 million, largely resulting from a 8% increase in headcount. The increase was partially offset by a decrease in advertising and promotional expenses of $419 million as we paused or rescheduled campaigns and changed some events to digital-only formats as a result of COVID-19.
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
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
General and administrative expenses	$2,043	$2,585	$4,131	$5,465
General and administrative expenses as a percentage of revenues	5.2%	6.7%	5.5%	6.9%
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
General and administrative expenses increased $542 million from the three months ended June 30, 2019 to the three months ended June 30, 2020. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $197 million, largely resulting from a 17% increase in headcount. In addition, there was an increase of $124 million in charitable contributions primarily related to our response to COVID-19 and an increase of $91 million related to allowance for credit losses for accounts receivable.
General and administrative expenses increased $1,334 million from the six months ended June 30, 2019 to the six months ended June 30, 2020. $538 million of the increase was due to an increase in compensation expenses (including SBC) and facilities-related costs, largely resulting from a 17% increase in headcount. In addition, $504

Table of Contents	Alphabet Inc.
million of the increase related to allowance for credit losses for accounts receivable primarily due to the impact of COVID-19.
Over time, general and administrative expenses as a percentage of revenues may fluctuate due to certain expenses that are generally less variable in nature and may not correlate to the changes in revenues, the effect of discrete items such as legal settlements, or further allowances for credit losses for accounts receivable associated with the impact of COVID-19.
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
Other Income (Expense), Net
The following table presents other income (expense), net (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Other income (expense), net	$2,967	$1,894	$4,505	$1,674
Other income (expense), net, decreased $1,073 million from the three months ended June 30, 2019 to the three months ended June 30, 2020. The change was primarily driven by decreases in unrealized gains on equity securities, partially offset by a decrease in accrued performance fees.
Other income (expense), net, decreased $2,831 million from the six months ended June 30, 2019 to the six months ended June 30, 2020. The change was primarily driven by decreases in unrealized gains, including impairments, on equity securities, partially offset by a decrease in accrued performance fees.
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
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate; unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Provision for income taxes	$2,200	$1,318	$3,689	$2,239
Effective tax rate	18.1%	15.9%	18.2%	14.0%
Our effective tax rate decreased 2.2% from the three months ended June 30, 2019 to the three months ended June 30, 2020. The decrease in effective tax rate is primarily due to an increase in stock-based compensation related tax benefits including the reversal of the Altera tax benefit as a result of the U.S. Court of Appeals decision in 2019 that did not recur in 2020, and an increase in the U.S. federal Foreign-Derived Intangible Income tax benefit, partially offset by an increase in valuation allowance for our net deferred tax assets that are not likely to be realized relating to certain of our Other Bets.
Our effective tax rate decreased 4.2% from the six months ended June 30, 2019 to the six months ended June 30, 2020. The decrease in effective tax rate is primarily due to an increase in the U.S. federal Foreign-Derived Intangible Income tax benefit and stock-based compensation related tax benefits including the reversal of the Altera tax benefit as a result of the U.S. Court of Appeals decision in 2019 that did not recur in 2020, partially offset by an

Table of Contents	Alphabet Inc.
increase in valuation allowance for our net deferred tax assets that are not likely to be realized relating to certain of our Other Bets.
Our effective tax rate is based on forecasted annual results which may fluctuate through the rest of the year, in particular due to COVID-19. As such, evolving facts and circumstances surrounding these forecasts could result in the application of different provisions of tax laws and cause our estimated annual effective tax rate to change significantly through the remainder of the year.
In addition, our future effective tax rate may be affected by changes in the geographic mix of earnings in countries with different statutory rates, the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Capital Resources and Liquidity
As of June 30, 2020, we had $121.1 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities.
As of June 30, 2020, we had long-term taxes payable of $6.5 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
In July 2020, we announced the Google for India Digitization Fund to help accelerate India’s digital economy. In addition, we announced our first transaction of the fund in which we entered into an agreement to invest approximately INR 33,737 crore ($4.5 billion as of July 15, 2020) in Jio Platforms Ltd. for a 7.7% stake in the company. This agreement is subject to regulatory review in India and is expected to be completed later this year.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. The primary use of capital continues to be to invest for the long term growth of the business. We regularly evaluate our cash and capital structure, including the size, pace and form of capital return to stockholders.
We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2020, we had no commercial paper outstanding. As of June 30, 2020, we have $4.0 billion of revolving credit facilities expiring in July 2023 with no amounts outstanding. The interest rate for the credit facilities is determined based on a formula using certain market rates. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
As of June 30, 2020, we have senior unsecured notes outstanding due in 2021, 2024, and 2026 with a total carrying value of $4.0 billion.
In July 2019 the Board of Directors of Alphabet authorized the company to repurchase up to $25.0 billion of its Class C capital stock. As of June 30, 2020, $5.4 billion remains available for repurchase. In July 2020, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $28.0 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. Refer to Note 11 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Table of Contents	Alphabet Inc.
During the six months ended June 30, 2020 we spent $11.4 billion on capital expenditures and recognized total operating lease assets of $1.4 billion. As of June 30, 2020, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 9 years, was $14.4 billion. Finance leases were not material for the six months ended June 30, 2020. Refer to Note 4 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the leases.
The following table presents our cash flows (in millions, unaudited):

	Six Months Ended
	June 30,
	2019	2020
Net cash provided by operating activities	$24,627	$25,444
Net cash used in investing activities	$(15,843)	$(10,295)
Net cash used in financing activities	$(8,929)	$(15,684)
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
Net cash provided by operating activities increased from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily due to the net impact of increases in cash received from revenues and cash paid for cost of revenues and operating expenses and the timing of income tax payments, partially offset by an increase in cash paid for compensation expenses accrued as of December 31, 2019.
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
Net cash used in investing activities decreased from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily due to a net increase in maturities and sales of marketable securities, partially offset by an increase in purchases of marketable securities.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of net payments related to stock-based award activities, repurchases of capital stock, and repayments of debt.
Net cash used in financing activities increased from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily due to an increase in cash payments for repurchases of capital stock, partially offset by an increase in proceeds from the sale of interest in consolidated entities.
Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019, certain of which are further described below.
As of June 30, 2020 the impact of COVID-19 continues to unfold and as a result, certain of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.

Table of Contents	Alphabet Inc.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and equity investment risks. Due to financial market movements in fiscal year 2020 and changes to our expectations of near-term possible movements caused by the impact of COVID-19, we are providing an update to the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2019 regarding quantitative and qualitative disclosures about market risk as of June 30, 2020.
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

Table of Contents	Alphabet Inc.
If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $61 million as of June 30, 2020. The adverse effect as of June 30, 2020 is after consideration of the offsetting effect of approximately $808 million from foreign exchange contracts in place for the three months ended June 30, 2020.
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
If the U.S. dollar weakened by 10% as of June 30, 2020, the amount recorded in AOCI related to our foreign exchange contracts before tax effect would have been approximately $536 million lower as of June 30, 2020. The change in the value recorded in AOCI would be expected to offset a corresponding foreign currency change in forecasted hedged revenues when recognized.
We use foreign exchange forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. These forward contracts serve to offset the foreign currency translation risk from our foreign operations.
If the U.S. dollar weakened by 10%, the amount recorded in cumulative translation adjustment ("CTA") within AOCI related to our net investment hedge would have been approximately $940 million lower as of June 30, 2020. The change in value recorded in CTA would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries.
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
We use value-at-risk ("VaR") analysis to determine the potential effect of fluctuations in interest rates on the value of our marketable debt security portfolio. The VaR is the expected loss in fair value, for a given confidence interval, for our investment portfolio due to adverse movements in interest rates. We use a variance/covariance VaR model with 95% confidence interval. The estimated one-day loss in fair value of our marketable debt securities as of June 30, 2020 are shown below (in millions):

	As of June 30, 2020	12-Month Average as of June 30, 2020
Risk Category - Interest Rate	$140	$109
Actual future gains and losses associated with our marketable debt security portfolio may differ materially from the sensitivity analyses performed as of June 30, 2020 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates and our actual exposures and positions. VaR analysis is not intended to represent actual losses but is used as a risk estimation.
Equity Investment Risk
Our marketable and non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings.

Table of Contents	Alphabet Inc.
Our marketable equity securities are publicly traded stocks or funds and our non-marketable equity securities are investments in privately held companies, some of which are in the startup or development stages.
We record our marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values, of which publicly traded stocks and mutual funds are subject to market price volatility, and represent $4.5 billion of our investments as of June 30, 2020. A hypothetical adverse price change of 30%, which could be experienced in the near term, would decrease the fair value of our marketable equity securities by $1.3 billion.
Our non-marketable equity securities not accounted for under the equity method are adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). The fair value measured at the time of the observable transaction is not necessarily an indication of the current fair value as of the balance sheet date. These investments, especially those that are in the early stages, are inherently risky because the technologies or products these companies have under development are typically in the early phases and may never materialize and they may experience a decline in financial condition, which could result in a loss of a substantial part of our investment in these companies. The success of our investment in any private company is also typically dependent on the likelihood of our ability to realize appreciation in the value of our investments through liquidity events such as public offerings, acquisitions, private sales or other market events. As of June 30, 2020, the carrying value of our non-marketable equity securities, which were accounted for under the measurement alternative, was $11.3 billion. Valuations of our equity investments in private companies are inherently more complex due to the lack of readily available market data. Volatility in the global economic climate and financial markets could result in a significant impairment charge relating to our non-marketable equity securities. Changes in valuation of non-marketable equity securities may not directly correlate with changes in valuation of marketable equity securities. Additionally, observable transactions at lower valuations could result in significant losses on our non-marketable equity securities. The effect of COVID-19 on our impairment assessment requires significant judgment due to the uncertainty around the duration and severity of the impact.
The carrying values of our equity method investments, which totaled approximately $1.2 billion as of June 30, 2020, generally do not fluctuate based on market price changes, however these investments could be impaired if the carrying value exceeds the fair value and is not expected to recover.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of COVID-19, our global workforce continued to operate primarily in a work from home environment for the quarter ended June 30, 2020. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we believe that our internal controls over financial reporting continue to be effective. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.
We rely extensively on information systems to manage our business and summarize and report operating results. In 2019, we began a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace much of our existing core financial systems. The ERP system is designed to accurately

Table of Contents	Alphabet Inc.
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
We generated over 83% of total revenues from the display of ads online in 2019 and 80% in the six months ended June 30, 2020. Many of our advertisers, companies that distribute our products and services, digital publishers, and content providers can terminate their contracts with us at any time. These partners may not continue to do business with us if we do not create more value (such as increased numbers of users or customers, new sales leads, increased brand awareness, or more effective monetization) than their available alternatives. Changes to our advertising policies and data privacy practices, as well as changes to other companies’ advertising policies or practices may affect the advertising that we are able to provide, which could harm our business. In addition, technologies have been developed that make customized ads more difficult or that block the display of ads altogether and some providers of online services have integrated technologies that could potentially impair the availability and functionality of third-party digital advertising. Failing to provide superior value or deliver advertisements effectively and competitively could harm our reputation, financial condition, and operating results.
In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions, including COVID-19 and its effects on the global economy (as discussed in greater detail in our COVID-19 risk factor under ‘General Risks’ below), have impacted the demand for advertising and caused our advertisers to reduce the amounts they spent on advertising, and could continue to have an adverse impact on such demand and spend, which could harm our financial condition and operating results.
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
Our revenue growth rate could decline over time as a result of a number of factors, including increasing competition and the continued expansion of our business into a variety of new fields. Changes in device mix, geographic mix, ongoing product and policy changes, product mix, and property mix and an increasing competition for advertising may also affect our advertising revenue growth rate. We may also experience a decline in our revenue growth rate as our revenues increase to higher levels, if there is a decrease in the rate of adoption of our products, services, and technologies, or due to deceleration or decline in demand for devices used to access our services, among other factors. In addition, COVID-19 and its effects on the global economy has impacted and may continue to adversely impact our revenue growth rate (as discussed in greater detail in our COVID-19 risk factor under ‘General Risks’ below).
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
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brands as well as affect our ability to compete.
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
We may experience supply shortages and price increases driven by raw material, component or part availability, manufacturing capacity, labor shortages, industry allocations, tariffs, trade disputes and barriers, natural disasters or pandemics (including COVID-19), the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), and significant changes in the financial or business condition of

Table of Contents	Alphabet Inc.
our suppliers. We may experience shortages or other supply chain disruptions that could negatively affect our operations. In addition, some of the components we use in our technical infrastructure and products are available from only one or limited sources, and we may not be able to find replacement vendors on favorable terms in the event of a supply chain disruption. In addition, a significant supply interruption could delay critical data center upgrades or expansions and delay product availability.
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
Interruption, interference with, or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could harm our reputation, financial condition, and operating results. In addition, complications with the design or implementation of our new global enterprise resource planning system could harm our business and operations.
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
Our international operations expose us to additional risks that could harm our business, our financial condition, and operating results.

Table of Contents	Alphabet Inc.
Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. International revenues accounted for approximately 53% of our consolidated revenues in the six months ended June 30, 2020. In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:
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

Table of Contents	Alphabet Inc.
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

Table of Contents	Alphabet Inc.
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
•Copyright laws, such as the EU Directive on Copyright in the Digital Single Market (EUCD) of April 17, 2019, which EU Member States must implement by June 17, 2021. The text introduces new constraining licensing regimes that could affect our ability to operate with respect to copyright protected works. It could increase the liability of some content-sharing services with respect to content uploaded by their users. It has also created a new property right in news publications that limits the ability of some online services to interact with or present such content.
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
In addition, the applicability and scope of these laws, as interpreted by the courts, remain uncertain and could harm our business. For example:
•We rely on statutory safe harbors, as set forth in the Digital Millennium Copyright Act and Section 230 of the Communications Decency Act in the United States and the E-Commerce Directive in Europe, against copyright liability for various linking, caching, and hosting activities. Any legislation or court rulings affecting these safe harbors may adversely affect us. There are legislative proposals in both the US and EU that could reduce our safe harbor protection.
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
We are subject to claims, suits, and government investigations involving competition, intellectual property, data privacy and security, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Due to our manufacturing and sale of an expanded suite of products, including hardware as well as Google Cloud offerings, we also are subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation. We may also be subject to claims involving health and safety, hazardous materials usage, other environmental impacts, or service disruptions or failures.
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
We may be subject to legal liability associated with providing online services or content.

Table of Contents	Alphabet Inc.
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
The EU-U.S. and the Swiss-U.S. Privacy Shield frameworks allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU and Switzerland. Recently, the Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld Standard Contractual Clauses as a valid transfer mechanism. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield and potential invalidation of other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer personal data outside of the EEA.
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
We, like other internet, technology and media companies, are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, patent-holding companies may frequently seek to generate income from patents they have obtained by bringing claims against us. As we have grown, the number of intellectual property claims against us has increased and may continue to increase as we develop new products, services, and technologies.
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

Table of Contents	Alphabet Inc.
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
We engage in share repurchases from time to time. In July 2019 the Board of Directors of Alphabet authorized the company to repurchase up to $25.0 billion of its Class C capital stock. As of June 30, 2020, $5.4 billion remains available for repurchase. In July 2020, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $28.0 billion of its Class C capital stock. Our repurchase program does not have an expiration date and does not obligate Alphabet to repurchase any specific dollar amount or to acquire any specific number of shares. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock.
The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.
Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share, and our Class C capital stock has no voting rights. As of June 30, 2020, Larry Page and Sergey Brin beneficially owned approximately 84.5% of our outstanding Class B common stock, which represented approximately 51.3% of the voting power of our outstanding common stock. Through their stock ownership, Larry and Sergey have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could continue Larry and Sergey’s current relative voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. This concentrated control limits or severely restricts other stockholders’ ability to influence corporate matters and we may take actions that some of our stockholders do not view as beneficial, which could reduce the market price of our Class A common stock and our Class C capital stock.
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

Table of Contents	Alphabet Inc.
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
In late 2019, COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Governments and municipalities around the world instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and closure of non-essential businesses. Since the end of March, the macroeconomic impacts continue to be significant, evolving and unpredictable, exhibited by, among other things, a rise in unemployment, changes in consumer behavior, and market volatility.
The global health and economic implications of this pandemic have adversely impacted our business, operations and financial performance and could impact them significantly in the future. As a result of the scale of the ongoing pandemic and the speed at which the global community has been impacted, our quarterly revenue growth rate and expense as a percentage of our revenues differed from our historical rate, may differ significantly in future periods, and our future operating results may fall below expectations.
The future impact of the ongoing pandemic on our business, operations and future financial performance could include, but are not limited to:
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
•Adverse impacts to our operating income, operating margin, net income, EPS and respective growth rates - particularly if expenses do not decrease across Alphabet at the same pace as revenue declines. Many of our expenses are less variable in nature and/or may not correlate to changes in revenues, including costs associated with our data centers and facilities as well as employee compensation. As such, we may not be able to decrease them significantly in the short-term, or we may choose not to significantly reduce them in an effort to remain focused on long-term outlook and investment opportunities.
•Significant decrease in our operating cash flows as a result of decreased advertiser spending and deterioration in the credit quality and liquidity of our customers, which could adversely affect our accounts

Table of Contents	Alphabet Inc.
receivable. Investing cash flows could decrease due to slowing spend on data center and facilities construction projects due to a slowing or stopping of construction or significant restrictions placed on construction.
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

Table of Contents	Alphabet Inc.
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

Table of Contents	Alphabet Inc.
We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively.
Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. New executive orders and/or court decisions pertaining to immigration may also impact our ability to hire or retain some of our talent from overseas.
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

Table of Contents	Alphabet Inc.
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
The trading price of our stock has at times experienced substantial price volatility and may continue to be volatile. For example, from April 1, 2020 through June 30, 2020, the closing price of our Class A common stock ranged from $1,079.81 per share to $1,456.27 per share, and the closing price of our Class C capital stock ranged from $1,092.70 per share to $1,464.70 per share.
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

Table of Contents	Alphabet Inc.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - 30	2,110	$1,221.24	2,110	$9,720
May 1 - 31	1,526	$1,380.25	1,526	$7,613
June 1 - 30	1,512	$1,434.66	1,512	$5,444
Total	5,148		5,148
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
(2) Average price paid per share includes costs associated with the repurchases.

Table of Contents	Alphabet Inc.
ITEM 6.EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.01	◆	Alphabet Inc. Amended and Restated 2012 Stock Plan	Current Report on Form 8-K (File No. 001-37580)	June 5, 2020
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ALPHABET INC.
July 30, 2020	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
July 30, 2020	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer