Form 10-Q
period 2020-09-30
Alphabet Inc.
filed 2020-10-30
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 22, 2020, there were 300,643,829 shares of Alphabet’s Class A common stock outstanding, 45,915,231 shares of Alphabet's Class B common stock outstanding, and 329,867,212 shares of Alphabet's Class C capital stock outstanding.

1

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2020

i

Table of Contents	Alphabet Inc.
Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:
•the ongoing effect of the novel coronavirus pandemic ("COVID-19"), including its macroeconomic effects on our business, operations, and financial results; and the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2019	As of September 30, 2020
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,498	$20,129
Marketable securities	101,177	112,467
Total cash, cash equivalents, and marketable securities	119,675	132,596
Accounts receivable, net	25,326	24,925
Income taxes receivable, net	2,166	588
Inventory	999	835
Other current assets	4,412	5,425
Total current assets	152,578	164,369
Non-marketable investments	13,078	14,656
Deferred income taxes	721	972
Property and equipment, net	73,646	81,636
Operating lease assets	10,941	11,946
Intangible assets, net	1,979	1,520
Goodwill	20,624	20,870
Other non-current assets	2,342	3,274
Total assets	$275,909	$299,243
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,561	$4,391
Accrued compensation and benefits	8,495	8,747
Accrued expenses and other current liabilities	23,067	25,631
Accrued revenue share	5,916	6,030
Deferred revenue	1,908	2,302
Income taxes payable, net	274	1,099
Total current liabilities	45,221	48,200
Long-term debt	4,554	13,902
Deferred revenue, non-current	358	454
Income taxes payable, non-current	9,885	8,616
Deferred income taxes	1,701	1,973
Operating lease liabilities	10,214	10,984
Other long-term liabilities	2,534	2,194
Total liabilities	74,467	86,323
Contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 688,335 (Class A 299,828, Class B 46,441, Class C 342,066) and 677,724 (Class A 300,641, Class B 45,915, Class C 331,168) shares issued and outstanding	50,552	57,307
Accumulated other comprehensive income (loss)	(1,232)	46
Retained earnings	152,122	155,567
Total stockholders’ equity	201,442	212,920
Total liabilities and stockholders’ equity	$275,909	$299,243
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Revenues	$40,499	$46,173	$115,782	$125,629
Costs and expenses:
Cost of revenues	17,568	21,117	50,876	58,652
Research and development	6,554	6,856	18,796	20,551
Sales and marketing	4,609	4,231	12,726	12,632
General and administrative	2,591	2,756	6,722	8,221
European Commission fines	0	0	1,697	0
Total costs and expenses	31,322	34,960	90,817	100,056
Income from operations	9,177	11,213	24,965	25,573
Other income (expense), net	(549)	2,146	3,956	3,820
Income before income taxes	8,628	13,359	28,921	29,393
Provision for income taxes	1,560	2,112	5,249	4,351
Net income	$7,068	$11,247	$23,672	$25,042

Basic net income per share of Class A and B common stock and Class C capital stock	$10.20	$16.55	$34.12	$36.69
Diluted net income per share of Class A and B common stock and Class C capital stock	$10.12	$16.40	$33.83	$36.38
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Net income	$7,068	$11,247	$23,672	$25,042
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(408)	459	(326)	193
Available-for-sale investments:
Change in net unrealized gains (losses)	153	(19)	1,613	1,346
Less: reclassification adjustment for net (gains) losses included in net income	(39)	(73)	(107)	(391)
Net change, net of tax benefit (expense) of $(32), $27, $(223) and $(274)	114	(92)	1,506	955
Cash flow hedges:
Change in net unrealized gains (losses)	264	(48)	209	244
Less: reclassification adjustment for net (gains) losses included in net income	(75)	23	(249)	(114)
Net change, net of tax benefit (expense) of $(46), $8, $(23) and $(38)	189	(25)	(40)	130
Other comprehensive income (loss)	(105)	342	1,140	1,278
Comprehensive income	$6,963	$11,589	$24,812	$26,320
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended September 30, 2019
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2019	694,050	$47,937	$(1,091)	$145,346	$192,192
Common and capital stock issued	1,616	49	0	0	49
Stock-based compensation expense	0	2,645	0	0	2,645
Tax withholding related to vesting of restricted stock units and other	0	(1,184)	0	0	(1,184)
Repurchases of capital stock	(4,760)	(407)	0	(5,289)	(5,696)
Net income	0	0	0	7,068	7,068
Other comprehensive income (loss)	0	0	(105)	0	(105)
Balance as of September 30, 2019	690,906	$49,040	$(1,196)	$147,125	$194,969

	Nine Months Ended September 30, 2019
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	695,556	$45,049	$(2,306)	$134,885	$177,628
Cumulative effect of accounting change	0	0	(30)	(4)	(34)
Common and capital stock issued	5,931	122	0	0	122
Stock-based compensation expense	0	8,215	0	0	8,215
Tax withholding related to vesting of restricted stock units and other	0	(3,636)	0	0	(3,636)
Repurchases of capital stock	(10,581)	(870)	0	(11,428)	(12,298)
Sale of interest in consolidated entities	0	160	0	0	160
Net income	0	0	0	23,672	23,672
Other comprehensive income (loss)	0	0	1,140	0	1,140
Balance as of September 30, 2019	690,906	$49,040	$(1,196)	$147,125	$194,969

	Three Months Ended September 30, 2020
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2020	681,215	$55,937	$(296)	$151,681	$207,322
Common and capital stock issued	1,669	15	0	0	15
Stock-based compensation expense	0	3,230	0	0	3,230
Tax withholding related to vesting of restricted stock units and other	0	(1,339)	0	0	(1,339)
Repurchases of capital stock	(5,160)	(536)	0	(7,361)	(7,897)
Net income	0	0	0	11,247	11,247
Other comprehensive income (loss)	0	0	342	0	342
Balance as of September 30, 2020	677,724	$57,307	$46	$155,567	$212,920

Table of Contents	Alphabet Inc.

	Nine Months Ended September 30, 2020
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	688,335	$50,552	$(1,232)	$152,122	$201,442
Common and capital stock issued	6,185	158	0	0	158
Stock-based compensation expense	0	9,865	0	0	9,865
Tax withholding related to vesting of restricted stock units and other	0	(4,076)	0	0	(4,076)
Repurchases of capital stock	(16,796)	(1,648)	0	(21,597)	(23,245)
Sale of interest in consolidated entities	0	2,456	0	0	2,456
Net income	0	0	0	25,042	25,042
Other comprehensive income (loss)	0	0	1,278	0	1,278
Balance as of September 30, 2020	677,724	$57,307	$46	$155,567	$212,920
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	September 30,
	2019	2020
Operating activities
Net income	$23,672	$25,042
Adjustments:
Depreciation and impairment of property and equipment	7,774	9,366
Amortization and impairment of intangible assets	594	606
Stock-based compensation expense	8,149	9,768
Deferred income taxes	381	(280)
Gain on debt and equity securities, net	(2,399)	(3,055)
Other	(119)	875
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	25	(1,079)
Income taxes, net	210	469
Other assets	(787)	(592)
Accounts payable	(386)	(269)
Accrued expenses and other liabilities	2,927	891
Accrued revenue share	201	277
Deferred revenue	(149)	428
Net cash provided by operating activities	40,093	42,447
Investing activities
Purchases of property and equipment	(17,496)	(16,802)
Purchases of marketable securities	(80,968)	(104,932)
Maturities and sales of marketable securities	74,783	97,751
Purchases of non-marketable investments	(1,499)	(1,864)
Maturities and sales of non-marketable investments	297	598
Acquisitions, net of cash acquired, and purchases of intangible assets	(373)	(368)
Other investing activities	468	125
Net cash used in investing activities	(24,788)	(25,492)
Financing activities
Net payments related to stock-based award activities	(3,566)	(4,073)
Repurchases of capital stock	(12,298)	(23,245)
Proceeds from issuance of debt, net of costs	317	11,761
Repayments of debt	(538)	(2,043)
Proceeds from sale of interest in consolidated entities, net	202	2,462
Net cash used in financing activities	(15,883)	(15,138)
Effect of exchange rate changes on cash and cash equivalents	(91)	(186)
Net increase (decrease) in cash and cash equivalents	(669)	1,631
Cash and cash equivalents at beginning of period	16,701	18,498
Cash and cash equivalents at end of period	$16,032	$20,129
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Unaudited Interim Financial Information
The Consolidated Balance Sheet as of September 30, 2020, the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2020, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2020, the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2019 and 2020 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2020 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2020, our results of operations for the three and nine months ended September 30, 2019 and 2020, and our cash flows for the nine months ended September 30, 2019 and 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
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
As of September 30, 2020 the impact of COVID-19 continues to unfold and the extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; the uneven impact to certain industries; advances in testing, treatment and prevention; and the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures. As a result, certain of our estimates and assumptions, including the allowance for credit losses for accounts receivable, the credit worthiness of customers entering into revenue arrangements, the valuation of non-marketable equity securities, including our impairment assessment, the fair values of our financial instruments, and income taxes, require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.
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
For the nine months ended September 30, 2020, our assessment considered the impact of COVID-19 and estimates of expected credit and collectibility trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $275 million and $834 million as of December 31, 2019 and September 30, 2020, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Google Search & other	$24,741	$26,338	$70,930	$72,159
YouTube ads(1)	3,804	5,037	10,432	12,887
Google properties	28,545	31,375	81,362	85,046
Google Network Members' properties	5,251	5,720	15,515	15,679
Google advertising	33,796	37,095	96,877	100,725
Google Cloud	2,379	3,444	6,304	9,228
Google other(1)	4,050	5,478	11,750	15,037
Google revenues	40,225	46,017	114,931	124,990
Other Bets revenues	155	178	487	461
Hedging gains (losses)	119	(22)	364	178
Total revenues	$40,499	$46,173	$115,782	$125,629
(1)     YouTube non-advertising revenues are included in Google other revenues.

Table of Contents	Alphabet Inc.
The following table presents our revenues disaggregated by geography, based on the addresses of our customers (in millions, unaudited):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2020		2019		2020
United States	$18,711	46%	$21,442	47%	$53,106	46%	$58,311	47%
EMEA(1)	12,565	31	13,924	30	36,546	32	38,132	30
APAC(1)	6,814	17	8,458	18	19,446	17	22,641	18
Other Americas(1)	2,290	6	2,371	5	6,320	5	6,367	5
Hedging gains (losses)	119	0	(22)	0	364	0	178	0
Total revenues	$40,499	100%	$46,173	100%	$115,782	100%	$125,629	100%
(1)    Regions represent Europe, the Middle East, and Africa ("EMEA"); Asia-Pacific ("APAC"); and Canada and Latin America ("Other Americas").
Deferred Revenues and Remaining Performance Obligations
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the nine months ended September 30, 2020 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.6 billion of revenues recognized that were included in the deferred revenue balance as of December 31, 2019.
Additionally, we have performance obligations associated with commitments in customer contracts, primarily related to Google Cloud, for future services that have not yet been recognized in revenue. This includes related deferred revenue currently recorded and amounts that will be invoiced in future periods. As of September 30, 2020, the amount not yet recognized in revenue from these commitments is $19.0 billion, which reflects our assessment of relevant contract terms and expectations of our customers’ intent and ability to utilize our services. This amount excludes contracts (i) with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. We expect to recognize approximately half over the next 24 months with the remaining thereafter. However, the amount and timing of revenue recognition is largely driven by customer utilization, which could impact our estimate of the remaining amount of commitments and when we expect to recognize such revenues.
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
For certain debt securities we have elected the fair value option for which changes in fair value are recorded in other income (expense), net. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts. Unrealized net gains related to debt securities still held where we have elected the fair value option were $45 million as of September 30, 2020. As of September 30, 2020 the fair value of these debt securities was $2.3 billion. Balances as of December 31, 2019 were not material.
We classify our marketable debt securities within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

Table of Contents	Alphabet Inc.
The following tables summarize our debt securities, for which we did not elect the fair value option, by significant investment categories as of December 31, 2019 and September 30, 2020 (in millions):

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$2,294	$0	$0	$2,294	$2,294	$0
Government bonds	55,033	434	(30)	55,437	4,518	50,919
Corporate debt securities	27,164	337	(3)	27,498	44	27,454
Mortgage-backed and asset-backed securities	19,453	96	(41)	19,508	0	19,508
Total	$103,944	$867	$(74)	$104,737	$6,856	$97,881

	As of September 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Level 2:
Time deposits(1)	$2,009	$0	$0	$2,009	$2,009	$0
Government bonds	59,073	1,023	(9)	60,087	1,264	58,823
Corporate debt securities	28,632	678	(20)	29,290	17	29,273
Mortgage-backed and asset-backed securities	17,149	381	(13)	17,517	0	17,517
Total	$106,863	$2,082	$(42)	$108,903	$3,290	$105,613
(1)The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $85 million and $127 million for the three months ended September 30, 2019 and 2020, respectively, and $250 million and $690 million for the nine months ended September 30, 2019 and 2020, respectively. We recognized gross realized losses of $36 million and $8 million for the three months ended September 30, 2019 and 2020, respectively, and $105 million and $135 million for the nine months ended September 30, 2019 and 2020, respectively. We reflect these gains and losses as a component of other income (expense), net.
The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions, unaudited):

As of September 30, 2020
Due in 1 year or less	$21,943
Due in 1 year through 5 years	67,496
Due in 5 years through 10 years	5,237
Due after 10 years	13,204
Total	$107,880

Table of Contents	Alphabet Inc.
The following tables present fair values and gross unrealized losses recorded to AOCI as of December 31, 2019 and September 30, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$6,752	$(20)	$4,590	$(10)	$11,342	$(30)
Corporate debt securities	1,665	(2)	978	(1)	2,643	(3)
Mortgage-backed and asset-backed securities	4,536	(13)	2,835	(28)	7,371	(41)
Total	$12,953	$(35)	$8,403	$(39)	$21,356	$(74)

	As of September 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Government bonds	$5,473	$(9)	$0	$0	$5,473	$(9)
Corporate debt securities	5,764	(10)	0	0	5,764	(10)
Mortgage-backed and asset-backed securities	1,990	(8)	273	(5)	2,263	(13)
Total	$13,227	$(27)	$273	$(5)	$13,500	$(32)
For marketable debt securities, during the three months ended September 30, 2020, we increased the allowance for credit losses by $8 million. During the nine months ended September 30, 2020 we recognized an allowance for credit losses of $10 million and the ending allowance for credit losses was $10 million. See Note 7 for further details on other income (expense), net.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Net gain (loss) on equity securities sold during the period	$(63)	$(5)	$381	$426
Net unrealized gain (loss) on equity securities held as of the end of the period(1)	(1,465)	1,904	1,873	2,114
Total gain (loss) recognized in other income (expense), net	$(1,528)	$1,899	$2,254	$2,540
(1)Includes net unrealized gain related to non-marketable equity securities of $166 million and $1.2 billion for the three months ended September 30, 2019 and 2020, respectively. Includes a net unrealized gain of $1.4 billion and $357 million for the nine months ended September 30, 2019 and 2020, respectively.
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

	Equity Securities Sold
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Total sale price	$445	$1,389	$1,074	$2,888
Total initial cost	133	1,146	460	1,831
Cumulative net gains	$312	$243	$614	$1,057
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

Table of Contents	Alphabet Inc.

	As of September 30, 2020
	Marketable Securities(2)	Non-Marketable Securities	Total
	(unaudited)
Total initial cost	$2,438	$9,615	$12,053
Cumulative net gain(1)	2,596	3,304	5,900
Carrying value	$5,034	$12,919	$17,953
(1)Non-marketable securities cumulative net gain is comprised of $5.1 billion unrealized gains and $1.8 billion unrealized losses (including impairment).
(2)The long-term portion of marketable equity securities of $447 million is included within other non-current assets.
Marketable equity securities
The following table summarizes marketable equity securities measured at fair value by significant investment categories as of December 31, 2019 and September 30, 2020 (in millions):

	As of December 31, 2019		As of September 30, 2020
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
			(unaudited)
Level 1:
Money market funds	$4,604	$0	$10,102	$0
Marketable equity securities(1)(2)	0	3,046	0	4,626
	4,604	3,046	10,102	4,626
Level 2:
Mutual funds	0	250	0	408
Total	$4,604	$3,296	$10,102	$5,034
(1)The balance as of December 31, 2019 and September 30, 2020 includes investments that were reclassified from non-marketable equity securities following the initial public offering of the issuers.
(2)The long-term portion of marketable equity securities of $447 million is included within other non-current assets.
Non-marketable equity securities
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Unrealized gains	$398	$1,225	$1,816	$1,770
Unrealized losses (including impairment)	(232)	(27)	(370)	(1,413)
Total unrealized gain (loss) for non-marketable equity securities	$166	$1,198	$1,446	$357
During the three months ended September 30, 2020, included in the $12.9 billion of non-marketable equity securities, $5.2 billion were measured at fair value resulting in a net unrealized gain of $1.2 billion.
Equity securities accounted for under the Equity Method
Equity securities accounted for under the equity method had a carrying value of approximately $1.3 billion as of December 31, 2019 and September 30, 2020. Our share of gains and losses including impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 7 for further details on other income (expense), net.
Derivative Financial Instruments
We enter into derivative instruments to manage risks relating to our ongoing business operations. The primary risk managed with derivative instruments is foreign exchange risk. We use foreign currency contracts to reduce the risk that our cash flows, earnings, and investment in foreign subsidiaries will be adversely affected by foreign

Table of Contents	Alphabet Inc.
currency exchange rate fluctuations. We also enter into derivative instruments to partially offset our exposure to other risks and enhance investment returns.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. Further, we enter into collateral security arrangements that provide for collateral to be received or pledged when the net fair value of certain financial instruments fluctuates from contractually established thresholds. Cash collateral received related to derivative instruments under our collateral security arrangements are included in other current assets with a corresponding liability. Cash and non-cash collateral pledged related to derivative instruments under our collateral security arrangements are included in other current assets.
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
As of September 30, 2020, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $111 million, which is expected to be reclassified from AOCI into earnings within the next 12 months.
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

Table of Contents	Alphabet Inc.
The gross notional amounts of our outstanding derivative instruments were as follows (in millions):

	As of December 31, 2019	As of September 30, 2020
		(unaudited)
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts
Cash flow hedges	$13,207	$7,388
Fair value hedges	$455	$476
Net investment hedges	$9,318	$9,812
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	$43,497	$38,367
Other contracts	$117	$1,999
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$91	$253	$344
Other contracts	Other current and non-current assets	0	1	1
Total		$91	$254	$345
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$173	$196	$369
Other contracts	Accrued expenses and other liabilities, current and non-current	0	13	13
Total		$173	$209	$382

Table of Contents	Alphabet Inc.

		As of September 30, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$291	$189	$480
Other contracts	Other current and non-current assets	$0	$13	$13
Total		$291	$202	$493
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$167	$175	$342
Other contracts	Accrued expenses and other liabilities, current and non-current	$0	$453	$453
Total		$167	$628	$795
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income ("OCI") are summarized below (in millions, unaudited):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$325	$(37)	$277	$331
Amount excluded from the assessment of effectiveness	6	(23)	(13)	(20)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	328	(371)	309	(412)
Total	$659	$(431)	$573	$(101)

Table of Contents	Alphabet Inc.
 The effect of derivative instruments on income is summarized below (in millions, unaudited):

	Gains (Losses) Recognized in Income
	Three Months Ended
	September 30,
	2019		2020
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$40,499	$(549)	$46,173	$2,146

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$93	$0	$(28)	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	26	0	6	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	(35)	0	14
Derivatives designated as hedging instruments	0	35	0	(14)
Amount excluded from the assessment of effectiveness	0	4	0	0
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	62	0	20
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	(233)	0	382
Other Contracts	0	0	0	(181)
Total gains (losses)	$119	$(167)	$(22)	$221

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Nine Months Ended
	September 30,
	2019		2020
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$115,782	$3,956	$125,629	$3,820

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$306	$0	$138	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	58	0	40	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	(26)	0	6
Derivatives designated as hedging instruments	0	26	0	(6)
Amount excluded from the assessment of effectiveness	0	24	0	2
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	173	0	131
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	(387)	0	542
Other Contracts	0	0	0	(420)
Total gains (losses)	$364	$(190)	$178	$255

Table of Contents	Alphabet Inc.
Offsetting of Derivatives
The gross amounts of our derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$365	$(21)	$344	$(88)	(1)	$(234)	$0	$22

	As of September 30, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$511	$(18)	$493	$(315)	(1)	$(121)	$(1)	$56
(1)The balances as of December 31, 2019 and September 30, 2020 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.
Offsetting of Liabilities

	As of December 31, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$390	$(21)	$369	$(88)	(2)	$0	$0	$281

	As of September 30, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$813	$(18)	$795	$(315)	(2)	$0	$(444)	$36
(2)    The balances as of December 31, 2019 and September 30, 2020 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land and offices throughout the world with lease periods expiring between 2020 and 2063.

Table of Contents	Alphabet Inc.
Components of operating lease expense were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Operating lease cost	$477	$582	$1,302	$1,649
Variable lease cost	134	159	392	454
Total operating lease cost	$611	$741	$1,694	$2,103
Supplemental information related to operating leases is as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Cash payments for operating leases	$442	$527	$1,212	$1,450
New operating lease assets obtained in exchange for operating lease liabilities	$1,045	$711	$3,498	$2,152
As of September 30, 2020, our operating leases had a weighted average remaining lease term of 9 years and a weighted average discount rate of 2.7%. Future lease payments under operating leases that have commenced as of September 30, 2020 were as follows (in millions, unaudited):

Operating Leases
Remainder of 2020	$446
2021	2,182
2022	2,048
2023	1,869
2024	1,616
Thereafter	6,775
Total future lease payments	14,936
Less imputed interest	(2,417)
Total lease liability balance	$12,519
As of September 30, 2020, we have entered into leases that have not yet commenced with future lease payments of $7.5 billion, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2020 and 2026 with non-cancelable lease terms of 1 to 25 years.
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
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2019 and September 30, 2020, assets that can only be used to settle obligations of these VIEs were $3.1 billion and $5.5 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $1.2 billion and $2.3 billion, respectively.
Total noncontrolling interests, including redeemable noncontrolling interests, in our consolidated subsidiaries increased from $1.2 billion to $3.7 billion from December 31, 2019 to September 30, 2020, primarily due to external investments in Waymo. Net loss attributable to noncontrolling interests was not material for any period presented.
Waymo
Waymo is a self-driving technology development company with a mission to make it safe and easy for people and things to get where they're going. In the first half of 2020, Waymo completed its externally led investment round, bringing the total funding to $3.2 billion, which includes investment from Alphabet. No gain or loss was recognized.

Table of Contents	Alphabet Inc.
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
Our maximum exposure to these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. The carrying value and maximum exposure of these unconsolidated VIEs were not material as of December 31, 2019 and September 30, 2020.
Note 6. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2019 and September 30, 2020.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
In August 2020, Alphabet issued $10.0 billion of fixed-rate senior unsecured notes in six tranches (collectively, “2020 Notes”): $1.0 billion due in 2025, $1.0 billion due in 2027, $2.25 billion due in 2030, $1.25 billion due in 2040, $2.5 billion due in 2050 and $2.0 billion due in 2060. The 2020 Notes had a weighted average duration of 21.5 years and weighted average coupon rate of 1.57%. Of the total issuance, $5.75 billion was designated as Sustainability Bonds, the net proceeds of which are used to fund environmentally and socially responsible projects in the following eight areas: energy efficiency, clean energy, green buildings, clean transportation, circular economy and design, affordable housing, commitment to racial equity, and support for small business and COVID-19 crisis response. The remaining net proceeds are used for general corporate purposes.
The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2019	As of September 30, 2020
					(unaudited)
Debt
2011-2016 Notes Issuances	2021 - 2026	2.00% - 3.63%	2.23% - 3.73%	$4,000	$4,000
2020 Notes Issuance	2025 - 2060	0.45% - 2.25%	0.57% - 2.33%	—	10,000
Future finance lease payments, net(1)				711	1,196
Total debt				4,711	15,196
Unamortized discount and debt issuance costs				(42)	(173)
Less: Current portion of Notes(2)				—	(999)
Less: Current portion future finance lease payments, net(1)(2)				(115)	(122)
Total long-term debt				$4,554	$13,902
(1)Net of imputed interest.
(2)Total current portion of long-term debt is included within other accrued expenses and current liabilities. See Note 7.
The notes in the table above are comprised of fixed-rate senior unsecured obligations and generally rank equally with each other. We may redeem the notes at any time in whole or in part at specified redemption prices. The effective interest rates are based on proceeds received with interest payable semi-annually.

Table of Contents	Alphabet Inc.
The total estimated fair value of the outstanding notes, including the current portion, was approximately $4.1 billion and $13.9 billion as of December 31, 2019 and September 30, 2020, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2020, we have $4.0 billion of revolving credit facilities which expire in July 2023. The interest rate for the credit facilities is determined based on a formula using certain market rates. No amounts were outstanding under the credit facilities as of December 31, 2019 and September 30, 2020.
Note 7. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2019	As of September 30, 2020
		(unaudited)
Land and buildings	$39,865	$46,787
Information technology assets	36,840	42,883
Construction in progress	21,036	23,115
Leasehold improvements	6,310	7,303
Furniture and fixtures	156	199
Property and equipment, gross	104,207	120,287
Less: accumulated depreciation	(30,561)	(38,651)
Property and equipment, net	$73,646	$81,636
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2019	As of September 30, 2020
		(unaudited)
European Commission fines(1)	$9,405	$9,921
Accrued customer liabilities	2,245	2,559
Accrued purchases of property and equipment	2,411	2,157
Current operating lease liabilities	1,199	1,535
Other accrued expenses and current liabilities	7,807	9,459
Accrued expenses and other current liabilities	$23,067	$25,631
(1)    Includes the effects of foreign exchange and interest. See Note 10 for further details.

Table of Contents	Alphabet Inc.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2018	$(1,884)	$(688)	$266	$(2,306)
Cumulative effect of accounting change	0	0	(30)	(30)
Other comprehensive income (loss) before reclassifications	(326)	1,613	222	1,509
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(13)	(13)
Amounts reclassified from AOCI	0	(107)	(249)	(356)
Other comprehensive income (loss)	(326)	1,506	(40)	1,140
Balance as of September 30, 2019	$(2,210)	$818	$196	$(1,196)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2019	$(2,003)	$812	$(41)	$(1,232)
Other comprehensive income (loss) before reclassifications	193	1,346	264	1,803
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(20)	(20)
Amounts reclassified from AOCI	0	(391)	(114)	(505)
Other comprehensive income (loss)	193	955	130	1,278
Balance as of September 30, 2020	$(1,810)	$1,767	$89	$46
The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2019	2020	2019	2020
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$49	$93	$145	$496
	Benefit (provision) for income taxes	(10)	(20)	(38)	(105)
	Net of tax	39	73	107	391
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	93	(28)	306	138
Interest rate contracts	Other income (expense), net	1	1	4	4
	Benefit (provision) for income taxes	(19)	4	(61)	(28)
	Net of tax	75	(23)	249	114
Total amount reclassified, net of tax		$114	$50	$356	$505

Table of Contents	Alphabet Inc.
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Interest income	$631	$460	$1,806	$1,479
Interest expense(1)	(23)	(48)	(83)	(82)
Foreign currency exchange gain (loss), net	41	(84)	63	(257)
Gain (loss) on debt securities, net	49	116	145	515
Gain (loss) on equity securities, net	(1,528)	1,899	2,254	2,540
Performance fees	227	(135)	(333)	(204)
Income (loss) and impairment from equity method investments, net	(14)	26	(70)	46
Other	68	(88)	174	(217)
Other income (expense), net	$(549)	$2,146	$3,956	$3,820
(1)Interest expense is net of interest capitalized of $46 million and $53 million for the three months ended September 30, 2019 and 2020, respectively, and $113 million and $162 million for the nine months ended September 30, 2019 and 2020, respectively.
Note 8. Acquisitions
During the nine months ended September 30, 2020, we completed acquisitions and purchases of intangible assets for total consideration of approximately $387 million, net of cash acquired. In aggregate, $139 million was attributed to intangible assets, $204 million to goodwill, and $44 million to net assets acquired. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.
For all intangible assets acquired and purchased during the nine months ended September 30, 2020, patents and developed technology have a weighted-average useful life of 3.8 years, customer relationships have a weighted-average useful life of 4.8 years, and trade names and other have a weighted-average useful life of 5.0 years.
Pending Acquisition of Fitbit
In November 2019, we entered into an agreement to acquire Fitbit, a leading wearables brand, for $7.35 per share, representing a total purchase price of approximately $2.1 billion as of the date of the agreement. While we still expect to secure the necessary regulatory approvals and to close the transaction in 2020, the time frame may extend beyond that.
Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows (in millions, unaudited):

	Google	Other Bets	Total Consolidated
Balance as of December 31, 2019	$19,921	$703	$20,624
Acquisitions	204	0	204
Foreign currency translation and other adjustments	46	(4)	42
Balance as of September 30, 2020	$20,171	$699	$20,870

Table of Contents	Alphabet Inc.
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,972	$3,570	$1,402
Customer relationships	254	30	224
Trade names and other	703	350	353
Total	$5,929	$3,950	$1,979

	As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Patents and developed technology	$4,612	$3,552	$1,060
Customer relationships	235	39	196
Trade names and other	700	436	264
Total	$5,547	$4,027	$1,520
Amortization expense relating to purchased intangible assets was $188 million and $189 million for the three months ended September 30, 2019 and 2020, respectively, and $594 million and $587 million for the nine months ended September 30, 2019 and 2020, respectively.
As of September 30, 2020, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2020	$181
2021	694
2022	354
2023	81
2024	57
Thereafter	153
Total	$1,520

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
As of September 30, 2020, we did not have any material indemnification claims that were probable or reasonably possible.

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
From time to time we are subject to formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions. For example, in August 2019, we began receiving civil investigative demands from the U.S. Department of Justice ("DOJ") requesting information and documents relating to our prior antitrust investigations and certain aspects of our business. On October 20, 2020, the DOJ and 11 state Attorneys General filed a lawsuit alleging that Google violated U.S. antitrust laws relating to Search and Search advertising. We believe this complaint is without merit and will defend ourselves vigorously. The DOJ and state Attorneys General continue their investigations into certain aspects of our business. We continue to cooperate with federal and state regulators in the United States, and other regulators around the world.
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

Table of Contents	Alphabet Inc.
Solicitor General recommended denying our petition, and we provided our response on October 16, 2019. On November 15, 2019, the Supreme Court granted our petition and made a decision to review the case. The Supreme Court heard oral arguments in our case on October 7, 2020. If the Supreme Court does not rule in our favor, the case will be remanded to the district court for further determination of the remaining issues in the case, including damages, if any. We believe this lawsuit is without merit and are defending ourselves vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
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
Non-Income Taxes
We are under audit by various domestic and foreign tax authorities with regards to non-income tax matters. The subject matter of non-income tax audits primarily arises from disputes on the tax treatment and tax rate applied to the sale of our products and services in these jurisdictions and the tax treatment of certain employee benefits. We accrue non-income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We believe these matters are not material and/or without merit and we are defending ourselves vigorously. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from our expectations.
For information regarding income tax contingencies, see Note 14.
Note 11. Stockholders' Equity
Share Repurchases
In July 2019, the Board of Directors of Alphabet authorized the company to repurchase up to $25.0 billion of its Class C capital stock, which was completed during the third quarter of 2020. In July 2020, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $28.0 billion of its Class C capital stock. As of September 30, 2020, $25.5 billion remains available for repurchase. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
During the three and nine months ended September 30, 2020, we repurchased and subsequently retired 5.2 million and 16.8 million shares of Alphabet Class C capital stock for an aggregate amount of $7.9 billion and $23.2 billion, respectively.

Table of Contents	Alphabet Inc.
Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts, unaudited):

	Three Months Ended September 30,
	2019			2020
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$3,059	$475	$3,534	$4,973	$763	$5,511
Denominator
Number of shares used in per share computation	299,835	46,515	346,391	300,411	46,108	332,930
Basic net income per share	$10.20	$10.20	$10.20	$16.55	$16.55	$16.55
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$3,059	$475	$3,534	$4,973	$763	$5,511
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	475	0	0	763	0	0
Reallocation of undistributed earnings	(24)	(4)	24	(53)	(7)	53
Allocation of undistributed earnings	$3,510	$471	$3,558	$5,683	$756	$5,564
Denominator
Number of shares used in basic computation	299,835	46,515	346,391	300,411	46,108	332,930
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,515	0	0	46,108	0	0
Restricted stock units and other contingently issuable shares	381	0	5,077	47	0	6,355
Number of shares used in per share computation	346,731	46,515	351,468	346,566	46,108	339,285
Diluted net income per share	$10.12	$10.12	$10.12	$16.40	$16.40	$16.40

Table of Contents	Alphabet Inc.

	Nine Months Ended September 30,
	2019			2020
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$10,218	$1,588	$11,866	$11,004	$1,697	$12,341
Denominator
Number of shares used in per share computation	299,493	46,549	347,818	299,934	46,266	336,361
Basic net income per share	$34.12	$34.12	$34.12	$36.69	$36.69	$36.69
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$10,218	$1,588	$11,866	$11,004	$1,697	$12,341
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,588	0	0	1,697	0	0
Reallocation of undistributed earnings	(83)	(13)	83	(103)	(14)	103
Allocation of undistributed earnings	$11,723	$1,575	$11,949	$12,598	$1,683	$12,444
Denominator
Number of shares used in basic computation	299,493	46,549	347,818	299,934	46,266	336,361
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,549	0	0	46,266	0	0
Restricted stock units and other contingently issuable shares	448	0	5,369	105	0	5,715
Number of shares used in per share computation	346,490	46,549	353,187	346,305	46,266	342,076
Diluted net income per share	$33.83	$33.83	$33.83	$36.38	$36.38	$36.38
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended September 30, 2019 and 2020, total stock-based compensation ("SBC") expense was $2.8 billion and $3.3 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $2.6 billion and $3.1 billion, respectively. For the nine months ended September 30, 2019 and 2020, total SBC expense was $8.6 billion and $10.1 billion, respectively, including amounts associated with awards we expect to settle in Alphabet stock of $8.2 billion and $9.6 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units ("RSUs") in Alphabet stock for the nine months ended September 30, 2020 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2019	19,394,236	$1,055.22
Granted	11,635,680	$1,394.72
Vested	(8,437,980)	$1,071.16
Forfeited/canceled	(951,715)	$1,150.93
Unvested as of September 30, 2020	21,640,221	$1,228.65
As of September 30, 2020, there was $24.6 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years.

Table of Contents	Alphabet Inc.
Note 14. Income Taxes
Our effective tax rate for the three months ended September 30, 2020 was lower than the U.S. federal statutory rate, primarily due to the Foreign-Derived Intangible Income tax benefit, the U.S. Research and Development Tax Credit, and stock-based compensation related tax benefits. Our effective tax rate is based on forecasted annual results which may fluctuate through the rest of the year, in particular due to COVID-19.
Our effective tax rate for the three months ended September 30, 2019 was lower than the U.S. federal statutory rate primarily due to foreign earnings taxed at lower rates and the U.S. Research and Development Tax Credit, partially offset by changes in unrecognized tax benefits.
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $3.4 billion and $3.7 billion as of December 31, 2019 and September 30, 2020. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.3 billion and $2.5 billion as of December 31, 2019 and September 30, 2020. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
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
Starting in the quarter ending December 31, 2020 we will disclose Google Cloud as a separate segment.
Revenues, cost of revenues, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our Chief Operating Decision Maker does not evaluate operating segments using asset information.
Information about segments during the periods presented were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Revenues:
Google	$40,225	$46,017	$114,931	$124,990
Other Bets	155	178	487	461
Hedging gains (losses)	119	(22)	364	178
Total revenues	$40,499	$46,173	$115,782	$125,629

Table of Contents	Alphabet Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Operating income (loss):
Google	$10,746	$12,589	$30,214	$29,431
Other Bets	(941)	(1,103)	(2,798)	(3,340)
Reconciling items(1)	(628)	(273)	(2,451)	(518)
Total income from operations	$9,177	$11,213	$24,965	$25,573
(1)    Reconciling items are generally comprised of corporate administrative costs, hedging gains (losses) and other miscellaneous items that are not allocated to individual segments. Reconciling items for the three and nine months ended September 30, 2019 include a charge from a legal settlement. Reconciling items for the nine months ended September 30, 2019 also include the EC fine for which we recognized a charge in the first quarter of 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Capital expenditures:
Google	$7,228	$5,465	$18,658	$15,964
Other Bets	71	120	195	320
Reconciling items(2)	(567)	(179)	(1,357)	518
Total capital expenditures as presented on the Consolidated Statements of Cash Flows	$6,732	$5,406	$17,496	$16,802
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
Stock-based compensation and depreciation, amortization, and impairment are included in segment operating income (loss) as shown below (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Stock-based compensation:
Google	$2,470	$2,921	$7,682	$9,035
Other Bets	117	130	365	401
Reconciling items(3)	34	66	103	200
Total stock-based compensation(4)	$2,621	$3,117	$8,150	$9,636

Depreciation, amortization, and impairment:
Google	$2,837	$3,383	$8,122	$9,688
Other Bets	83	95	246	281
Reconciling items(3)	0	0	0	3
Total depreciation, amortization, and impairment	$2,920	$3,478	$8,368	$9,972
(3)    Reconciling items relate to corporate administrative and other costs that are not allocated to individual segments.
(4)    For purposes of segment reporting, SBC represents awards that we expect to settle in Alphabet stock.

Table of Contents	Alphabet Inc.
The following table presents our long-lived assets by geographic area (in millions):

	As of December 31, 2019	As of September 30, 2020
		(unaudited)
Long-lived assets:
United States	$94,907	$101,405
International	28,424	33,469
Total long-lived assets	$123,331	$134,874
For revenues by geography, see Note 2.

Table of Contents	Alphabet Inc.
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Below are our key financial results for the three months ended September 30, 2020 (consolidated unless otherwise noted):
•Revenues of $46.2 billion and revenue growth of 14% year over year, constant currency revenues growth of 15% year over year.
•Google segment revenues of $46.0 billion with revenue growth of 14% year over year and Other Bets revenues of $178 million with revenue growth of 15% year over year.
•Revenues from the United States, EMEA, APAC, and Other Americas were $21.4 billion, $13.9 billion, $8.5 billion, and $2.4 billion, respectively.
•Cost of revenues was $21.1 billion, consisting of TAC of $8.2 billion and other cost of revenues of $13.0 billion. TAC as a percentage of advertising revenues ("TAC rate") was 22.0%.
•Operating expenses (excluding cost of revenues) were $13.8 billion.
•Income from operations was $11.2 billion.
•Other income (expense), net, was a gain of $2.1 billion.
•Effective tax rate was 15.8%.
•Net income was $11.2 billion with diluted net income per share of $16.40.
•Operating cash flow was $17.0 billion.
•Capital expenditures were $5.4 billion.
•Number of employees was 132,121 as of September 30, 2020. The majority of new hires during the quarter were engineers and product managers. By product area, the largest headcount additions were in Google Cloud.
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
We began to observe the impact of COVID-19 on our financial results late in the quarter ended March 31, 2020. For the quarter ended June 30, 2020, our advertising revenues declined compared to the prior year due to the continued impacts of COVID-19 and the related reductions in global economic activity. During the course of the quarter ended June 30, 2020, we observed a gradual return in user search activity to more commercial topics, followed by increased spending by our advertisers. During the quarter ended September 30, 2020, our advertising revenues benefited from increased spending by our advertisers.
We continue to assess the realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, which has been reflected in our allowance for credit losses for accounts receivable. We have, and may, experience variability in our margins as many of our expenses are less variable in nature and/or may not correlate to changes in revenues, including costs associated with our data centers and facilities as well as employee compensation. In addition, market volatility has contributed to fluctuations in the valuation of our equity investments.
While we continued to make investments in land and buildings for data centers, offices and information technology infrastructure, we have slowed the pace of our investments, primarily as it relates to office facilities.
Looking ahead, the ongoing impact of COVID-19 on our business continues to evolve and be unpredictable. For example, to the extent the pandemic continues to disrupt economic activity globally we, like other businesses, are not immune to continued adverse impacts to our business, operations and financial results from prolonged decreases in advertising spend, changes in user behavior and preferences, credit deterioration and liquidity of our customers, depressed economic activity, or volatility in capital markets. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; the uneven impact to certain industries; advances in testing, treatment and prevention; the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures. To address the potential impact to our business, over the near-term, we continue to evaluate the pace of our investment plans, including, but not limited to, our hiring, investments in data centers, servers, network equipment, real estate and facilities, marketing and travel spending, as well as taking certain measures to support our customers, employees, and communities we operate in. At the same time, we believe the current environment is accelerating digital transformation and we remain focused on innovating and investing in the services we offer to consumers and businesses. For example, as it relates to Google Cloud, we continue to invest aggressively in our go-to-market capabilities, product development and technical infrastructure to support long term growth. The ongoing impact of COVID-19 and the extent of these measures we may implement could have a material impact on our financial results. Our past results may not be indicative of our future performance, and historical trends in our financial results may differ materially.
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
Starting in the quarter ending December 31, 2020 we will disclose Google Cloud as a separate segment.

Table of Contents	Alphabet Inc.
Revenues
The following table presents our revenues, by segment and revenue source (in millions, unaudited). Certain amounts in prior periods have been reclassified to conform with current period presentation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Google Search & other	$24,741	$26,338	$70,930	$72,159
YouTube ads(1)	3,804	5,037	10,432	12,887
Google properties	28,545	31,375	81,362	85,046
Google Network Members' properties	5,251	5,720	15,515	15,679
Google advertising	33,796	37,095	96,877	100,725
Google Cloud	2,379	3,444	6,304	9,228
Google other(1)	4,050	5,478	11,750	15,037
Google revenues	40,225	46,017	114,931	124,990
Other Bets revenues	155	178	487	461
Hedging gains (losses)	119	(22)	364	178
Total revenues	$40,499	$46,173	$115,782	$125,629
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
The following table presents our Google advertising revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Google Search & other	$24,741	$26,338	$70,930	$72,159
YouTube ads(1)	3,804	5,037	10,432	12,887
Google Network Members' properties	5,251	5,720	15,515	15,679
Google advertising	$33,796	$37,095	$96,877	$100,725
Google advertising revenues as a percentage of Google segment revenues	84.0%	80.6%	84.3%	80.6%
(1)    YouTube non-advertising revenues are included in Google other revenues.

Table of Contents	Alphabet Inc.
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
Google Search & other
Our Google Search & other revenues increased $1,597 million and $1,229 million from the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2020, respectively. The overall growth was primarily driven by interrelated factors including increases in search queries resulting from ongoing growth in user adoption and usage, primarily on mobile devices, growth in advertiser activity, and improvements we have made in ad formats and delivery. This increase was partially offset by volatility in advertiser spending throughout the nine months ended September 30, 2020 driven by the impact of COVID-19.
YouTube ads
YouTube ads revenues increased $1,233 million and $2,455 million from the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2020, respectively. The increase was primarily driven by our direct response advertising products, which benefited from improvements to ad formats and delivery and increased advertiser spending. For the three months ended September 30, 2020, growth was also driven by an increase in revenues for our brand advertising products primarily due to increased advertiser spending. For the nine months ended September 30, 2020, brand advertising revenues were adversely impacted by volatility in advertiser spending driven by the impact of COVID-19.
Google Network Members' properties
Our Google Network Members' properties revenues increased $469 million from the three months ended September 30, 2019 to the three months ended September 30, 2020. The increase was primarily driven by strength in both AdMob and Ad Manager.
Our Google Network Members' properties revenues increased $164 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily driven by an increase in revenues for AdMob. This increase was partially offset by a decline in revenues for AdSense due to reduced advertiser spending driven by the impact of COVID-19.
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
Google properties
The following table presents changes in our paid clicks and cost-per-click (expressed as a percentage):

Table of Contents	Alphabet Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Paid clicks change	18%	27%	28%	11%
Cost-per-click change	(2)%	(15)%	(11)%	(8)%
The number of paid clicks through our advertising programs on Google properties increased from the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2020 due to an increase in paid clicks driven by growth in views of YouTube engagement ads; an increase in clicks due to interrelated factors, including an increase in search queries resulting from ongoing growth in user adoption and usage, primarily on mobile devices; and improvements we have made in ad formats and delivery. The overall positive effect on our revenues from an increase in paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease in cost-per-click was driven by continued growth in YouTube engagement ads where cost-per-click remains lower than on our other advertising platforms. In addition, the decrease in cost-per-click was also driven by a mix shift to less commercial topics and reduced advertiser spending in response to COVID-19.
Google Network Members' properties
The following table presents changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Impressions change	12%	15%	9%	13%
Cost-per-impression change	(3)%	(7)%	(1)%	(13)%
Impressions increased from the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2020 primarily due to growth in AdManager. The positive effect on our revenues from an increase in impressions was partially offset by a decrease in the cost-per-impression paid by our advertisers which was driven by a reduction in advertiser spending in response to COVID-19 as well as the effect of a combination of factors including ongoing product and policy changes and improvements we have made in ad formats and delivery, changes in device mix, geographic mix, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google Cloud
The following table presents our Google Cloud revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Google Cloud	$2,379	$3,444	$6,304	$9,228
Google Cloud revenues as a percentage of Google segment revenues	5.9%	7.5%	5.5%	7.4%
Google Cloud revenues consist primarily of revenues from Cloud offerings, including:
•Google Cloud Platform ("GCP"), which includes infrastructure, data and analytics, and other services;
•Google Workspace (formerly known as G Suite) productivity tools; and
•other enterprise cloud services.
Our Google Cloud revenues increased $1,065 million and $2,924 million from the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2020, respectively. The growth was primarily driven by our GCP and Google Workspace offerings. Our infrastructure and our data and analytics platform products were the largest drivers of growth in GCP.

Table of Contents	Alphabet Inc.
Google other revenues
The following table presents our Google other revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Google other	$4,050	$5,478	$11,750	$15,037
Google other revenues as a percentage of Google segment revenues	10.1%	11.9%	10.2%	12.0%
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
Our Google other revenues increased $1,428 million and $3,287 million from the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2020, respectively. The growth was primarily driven by Google Play and YouTube subscriptions. Growth for Google Play was primarily driven by sales of apps and in-app purchases, which benefited from elevated user engagement partially due to the impact of COVID-19, and growth for YouTube subscriptions was primarily driven by an increase in paid subscribers.
Over time, our growth rate for Google Cloud and Google other revenues may be affected by the seasonality associated with new product and service launches, as well as market dynamics.
Other Bets
The following table presents our Other Bets revenues (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Other Bets revenues	$155	$178	$487	$461
Other Bets revenues as a percentage of total revenues	0.4%	0.4%	0.4%	0.4%
Other Bets revenues consist primarily of revenues from the sale of Access internet services and Verily licensing and R&D services.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the addresses of our customers (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
United States	46%	47%	46%	47%
EMEA	31%	30%	32%	30%
APAC	17%	18%	17%	18%
Other Americas	6%	5%	5%	5%
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

Table of Contents	Alphabet Inc.
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
The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, except percentages, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
EMEA revenues	$12,565	$13,924	$36,546	$38,132
Exclude foreign exchange effect on current period revenues using prior year rates	456	(250)	2,034	346
EMEA constant currency revenues	$13,021	$13,674	$38,580	$38,478
Prior period EMEA revenues	$10,909	$12,565	$32,488	$36,546
EMEA revenue percentage change	15%	11%	12%	4%
EMEA constant currency revenue percentage change	19%	9%	19%	5%

APAC revenues	$6,814	$8,458	$19,446	$22,641
Exclude foreign exchange effect on current period revenues using prior year rates	17	1	433	167
APAC constant currency revenues	$6,831	$8,459	$19,879	$22,808
Prior period APAC revenues	$5,401	$6,814	$15,310	$19,446
APAC revenue percentage change	26%	24%	27%	16%
APAC constant currency revenue percentage change	26%	24%	30%	17%

Other Americas revenues	$2,290	$2,371	$6,320	$6,367
Exclude foreign exchange effect on current period revenues using prior year rates	66	304	442	640
Other Americas constant currency revenues	$2,356	$2,675	$6,762	$7,007
Prior period Other Americas revenues	$1,827	$2,290	$5,407	$6,320
Other Americas revenue percentage change	25%	4%	17%	1%
Other Americas constant currency revenue percentage change	29%	17%	25%	11%

United States revenues	$18,711	$21,442	$53,106	$58,311
United States revenue percentage change	21%	15%	19%	10%

Hedging gains (losses)	$119	$(22)	$364	$178
Total revenues	$40,499	$46,173	$115,782	$125,629
Total constant currency revenues	$40,919	$46,250	$118,327	$126,604
Prior period revenues, excluding hedging effect(1)	$33,660	$40,380	$97,805	$115,418
Total revenue percentage change	20%	14%	19%	9%
Total constant currency revenue percentage change	22%	15%	21%	10%
(1)    Total revenues and hedging (losses) were $33,740 million and $80 million for the three months ended September 30, 2018, respectively, and $97,543 million and $(262) million for the nine months ended September 30, 2018, respectively.
Our EMEA revenue percentage change from the three months ended September 30, 2019 to the three months ended September 30, 2020 was favorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Euro and British pound, partially offset by the U.S. dollar strengthening relative to the Turkish lira. Our EMEA revenue percentage change from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Turkish lira and Euro.
Our APAC revenue percentage change from the three months ended September 30, 2019 to the three months ended September 30, 2020 was not materially affected by foreign currency exchange rates. Our APAC revenue percentage change from the nine months ended September 30, 2019 to the nine months ended September 30,

Table of Contents	Alphabet Inc.
2020 was unfavorably affected by changes in foreign currency exchange rates primarily due to the U.S. dollar strengthening relative to Australian dollar and South Korean won, partially offset by the U.S. dollar weakening relative to the Japanese yen.
Our Other Americas revenue percentage change from the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2020 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real.
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
•Inventory related costs for hardware we sell.
The following tables present our cost of revenues, including TAC (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
TAC	$7,490	$8,166	$21,588	$22,312
Other cost of revenues	10,078	12,951	29,288	36,340
Total cost of revenues	$17,568	$21,117	$50,876	$58,652
Total cost of revenues as a percentage of revenues	43.4%	45.7%	43.9%	46.7%
Cost of revenues increased $3,549 million from the three months ended September 30, 2019 to the three months ended September 30, 2020. The increase was due to increases in other cost of revenues of $2,873 million and TAC of $676 million. Cost of revenues increased $7,776 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase was due to increases in other cost of revenues of $7,052 million and TAC of $724 million.
The increase in other cost of revenues from the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2020 was due to an increase in data center and other operations costs and an increase in content acquisition costs primarily for YouTube consistent with the growth in YouTube revenues. This increase was partially offset by a decline in hardware costs for the nine months ended September 30, 2020.
TAC increased from the three months ended September 30, 2019 to the three months ended September 30, 2020 due to increases in TAC paid to distribution partners and to Google Network Members, primarily driven by an increase in revenues subject to TAC.
The TAC rate decreased from 22.2% to 22.0% from the three months ended September 30, 2019 to the three months ended September 30, 2020 primarily due to the favorable revenue mix shift from Google Network Members’ properties to Google properties. The TAC rate on Google properties revenues and the TAC rate on Google Network revenues were both substantially consistent from the three months ended September 30, 2019 to the three months ended September 30, 2020.

Table of Contents	Alphabet Inc.
TAC increased from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 due to increases in TAC paid to distribution partners and to Google Network Members. The increase in TAC paid to distribution partners was due to both an increase in revenues subject to TAC and the ongoing shift to mobile, which carries higher TAC because more mobile searches are channeled through paid access points. The increase in TAC paid to Google Network Members was primarily due to an increase in revenues subject to TAC.
The TAC rate decreased from 22.3% to 22.2% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily due to the favorable revenue mix shift from Google Network Members' properties to Google properties. The TAC rate on Google properties revenues and the TAC rate on Google Network revenues were both substantially consistent from the nine months ended September 30, 2019 to the nine months ended September 30, 2020.
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
•Costs related to hardware sales; and
•Increased proportion of non-advertising revenues, which generally have higher costs of revenues, relative to our advertising revenues.
Research and Development
The following table presents our R&D expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Research and development expenses	$6,554	$6,856	$18,796	$20,551
Research and development expenses as a percentage of revenues	16.2%	14.8%	16.2%	16.4%
R&D expenses consist primarily of:
•Compensation expenses (including SBC) and facilities-related costs for engineering and technical employees responsible for R&D of our existing and new products and services;
•Depreciation expenses;
•Equipment-related expenses; and
•Professional services fees primarily related to consulting and outsourcing services.
R&D expenses increased $302 million from the three months ended September 30, 2019 to the three months ended September 30, 2020. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $439 million, largely resulting from a 10% increase in headcount. This increase was partially offset by a decrease in travel and entertainment expenses of $122 million.
R&D expenses increased $1,755 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $1,815 million, largely resulting from a 13% increase in headcount. This increase was partially offset by a decrease in travel and entertainment expenses of $261 million.
Over time, R&D expenses as a percentage of revenues may fluctuate due to certain expenses that are generally less variable in nature and may not correlate to the changes in revenues. In addition, R&D expenses may be affected by a number of factors including continued investment in ads, Android, Chrome, Google Cloud, Google Play, hardware, machine learning, Other Bets, Search and YouTube.

Table of Contents	Alphabet Inc.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Sales and marketing expenses	$4,609	$4,231	$12,726	$12,632
Sales and marketing expenses as a percentage of revenues	11.4%	9.2%	11.0%	10.1%
Sales and marketing expenses consist primarily of:
•Advertising and promotional expenditures related to our products and services; and
•Compensation expenses (including SBC) and facilities-related costs for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses decreased $378 million from the three months ended September 30, 2019 to the three months ended September 30, 2020. The decrease was primarily due to a decrease in advertising and promotional expenses of $299 million driven by reduced spending and a decrease in travel and entertainment expenses of $136 million. This decrease was partially offset by an increase in compensation expenses (including SBC) and facilities-related costs of $157 million, largely resulting from a 7% increase in headcount.
Sales and marketing expenses decreased $94 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The decrease was primarily due to a decrease in advertising and promotional expenses of $718 million, as we reduced spending and paused or rescheduled campaigns and changed some events to digital-only formats as a result of COVID-19, and a decrease in travel and entertainment expenses of $234 million. This decrease was partially offset by an increase in compensation expenses (including SBC) and facilities-related costs of $890 million, largely resulting from an 8% increase in headcount.
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
General and Administrative
The following table presents our general and administrative expenses (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
General and administrative expenses	$2,591	$2,756	$6,722	$8,221
General and administrative expenses as a percentage of revenues	6.4%	6.0%	5.8%	6.5%
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
General and administrative expenses increased $165 million from the three months ended September 30, 2019 to the three months ended September 30, 2020. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $335 million, largely resulting from a 15% increase in headcount. The increase was partially offset by a $554 million charge recognized in the prior year period relating to a legal settlement.
General and administrative expenses increased $1,499 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase was primarily due to an increase in compensation expenses (including SBC) and facilities-related costs of $873 million, largely resulting from a 17%

Table of Contents	Alphabet Inc.
increase in headcount. In addition, there was an increase of $545 million related to allowance for credit losses for accounts receivable primarily due to the impact of COVID-19 and an increase of $282 million in non-income tax-related items. The increase was partially offset by a $554 million charge recognized in the prior year period relating to a legal settlement.
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
Other Income (Expense), Net
The following table presents other income (expense), net (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Other income (expense), net	$(549)	$2,146	$3,956	$3,820
Other income (expense), net, increased $2,695 million from the three months ended September 30, 2019 to the three months ended September 30, 2020. The change was primarily driven by increases in unrealized gains on equity securities, partially offset by an increase in accrued performance fees.
Other income (expense), net, decreased $136 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The change was primarily driven by a decrease in interest income and an increase in foreign currency exchange loss, partially offset by an increase in gains on debt securities.
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
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate; unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Provision for income taxes	$1,560	$2,112	$5,249	$4,351
Effective tax rate	18.1%	15.8%	18.1%	14.8%
Our effective tax rate decreased 2.3% from the three months ended September 30, 2019 to the three months ended September 30, 2020. The decrease in effective tax rate is primarily due to an increase in the U.S. federal Foreign-Derived Intangible Income tax benefit, and a decrease in unrecognized tax benefits in 2020 as compared to 2019, partially offset by higher earnings in countries that have higher statutory rates resulting from the change in our corporate legal entity structure implemented as of December 31, 2019.
Our effective tax rate decreased 3.3% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The decrease in effective tax rate is primarily due to an increase in the U.S. federal Foreign-Derived Intangible Income tax benefit, an increase in the stock-based compensation related tax benefits including the reversal of the Altera tax benefit as a result of the U.S. Court of Appeals decision in 2019, and the non-

Table of Contents	Alphabet Inc.
deductible EC fine in 2019, both of which did not recur in 2020, partially offset by higher earnings in countries that have higher statutory rates, resulting from the change in our corporate legal entity structure implemented as of December 31, 2019.
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
Capital Resources and Liquidity
As of September 30, 2020, we had $132.6 billion in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities.
As of September 30, 2020, we had long-term taxes payable of $6.5 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
In November 2019, we entered into an agreement to acquire Fitbit, a leading wearables brand, for $7.35 per share, representing a total purchase price of approximately $2.1 billion as of the date of the agreement. While we still expect to secure the necessary regulatory approvals and to close the transaction in 2020, the time frame may extend beyond that.
In July 2020, we entered into an agreement to invest approximately INR 33,737 crore ($4.5 billion as of July 15, 2020) in Jio Platforms Ltd. for a 7.7% stake in the company. This agreement is subject to regulatory review in India and is expected to be completed later this year.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. The primary use of capital continues to be to invest for the long term growth of the business. We regularly evaluate our cash and capital structure, including the size, pace and form of capital return to stockholders.
We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2020, we had no commercial paper outstanding. As of September 30, 2020, we have $4.0 billion of revolving credit facilities expiring in July 2023 with no amounts outstanding. The interest rate for the credit facilities is determined based on a formula using certain market rates. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
In August 2020, we issued $10.0 billion of fixed-rate senior unsecured notes in six tranches: $1.0 billion due in 2025, $1.0 billion due in 2027, $2.25 billion due in 2030, $1.25 billion due in 2040, $2.5 billion due in 2050 and $2.0 billion due in 2060. The 2020 Notes had a weighted average duration of 21.5 years and weighted average coupon rate of 1.57%. Of the total issuance, $5.75 billion was designated as Sustainability Bonds, the net proceeds of which are used to fund environmentally and socially responsible projects in the following eight areas: energy efficiency, clean energy, green buildings, clean transportation, circular economy and design, affordable housing, commitment to racial equity, and support for small business and COVID-19 crisis response. The remaining net proceeds are used for general corporate purposes. As of September 30, 2020, we have senior unsecured notes outstanding with a total carrying value of $13.8 billion. Refer to Note 6 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the debts.
In July 2019, the Board of Directors of Alphabet authorized the company to repurchase up to $25.0 billion of its Class C capital stock, which was completed during the third quarter of 2020. In July 2020, the Board of Directors of

Table of Contents	Alphabet Inc.
Alphabet authorized the company to repurchase up to an additional $28.0 billion of its Class C capital stock. As of September 30, 2020, $25.5 billion remains available for repurchase. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. Refer to Note 11 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the nine months ended September 30, 2020 we spent $16.8 billion on capital expenditures and recognized total operating lease assets of $2.2 billion. As of September 30, 2020, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 9 years, was $14.9 billion. Finance leases were not material for the nine months ended September 30, 2020. Refer to Note 4 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the leases.
The following table presents our cash flows (in millions, unaudited):

	Nine Months Ended
	September 30,
	2019	2020
Net cash provided by operating activities	$40,093	$42,447
Net cash used in investing activities	$(24,788)	$(25,492)
Net cash used in financing activities	$(15,883)	$(15,138)
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
Net cash provided by operating activities increased from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily due to the net impact of increases in cash received from revenues and cash paid for cost of revenues and operating expenses, and changes in operating assets and liabilities.
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
Net cash used in investing activities increased from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily due to an increase in purchases of marketable securities, partially offset by a net increase in maturities and sales of marketable securities.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of net payments related to stock-based award activities, repurchases of capital stock, and repayments of debt.
Net cash used in financing activities decreased from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily due to increases in proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities, partially offset by an increase in cash payments for repurchases of capital stock.

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
As of September 30, 2020 the impact of COVID-19 continues to unfold and as a result, certain of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and equity investment risks. Due to financial market movements in fiscal year 2020 and changes to our expectations of near-term possible movements caused by the impact of COVID-19, we are providing an update to the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2019 regarding quantitative and qualitative disclosures about market risk as of September 30, 2020.

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
If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet date, it would have resulted in an adverse effect on income before income taxes of approximately $339 million as of September 30, 2020 after consideration of the effect of foreign exchange contracts in place.
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
If the U.S. dollar weakened by 10% as of September 30, 2020, the amount recorded in AOCI related to our foreign exchange contracts before tax effect would have been approximately $685 million lower as of September 30, 2020. The change in the value recorded in AOCI would be expected to offset a corresponding foreign currency change in forecasted hedged revenues when recognized.
We use foreign exchange forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. These forward contracts serve to offset the foreign currency translation risk from our foreign operations.
If the U.S. dollar weakened by 10%, the amount recorded in cumulative translation adjustment ("CTA") within AOCI related to our net investment hedge would have been approximately $977 million lower as of September 30, 2020. The change in value recorded in CTA would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries.
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

Table of Contents	Alphabet Inc.
model with 95% confidence interval. The estimated one-day loss in fair value of our marketable debt securities as of September 30, 2020 are shown below (in millions):

	As of September 30, 2020	12-Month Average as of September 30, 2020
Risk Category - Interest Rate	$169	$153
Actual future gains and losses associated with our marketable debt security portfolio may differ materially from the sensitivity analyses performed as of September 30, 2020 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates and our actual exposures and positions. VaR analysis is not intended to represent actual losses but is used as a risk estimation.
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
We record our marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values, of which publicly traded stocks and mutual funds are subject to market price volatility, and represent $5.0 billion of our investments as of September 30, 2020. A hypothetical adverse price change of 30%, which could be experienced in the near term, would decrease the fair value of our marketable equity securities by $1.5 billion.
Our non-marketable equity securities not accounted for under the equity method are adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). The fair value measured at the time of the observable transaction is not necessarily an indication of the current fair value as of the balance sheet date. These investments, especially those that are in the early stages, are inherently risky because the technologies or products these companies have under development are typically in the early phases and may never materialize and they may experience a decline in financial condition, which could result in a loss of a substantial part of our investment in these companies. The success of our investment in any private company is also typically dependent on the likelihood of our ability to realize appreciation in the value of our investments through liquidity events such as public offerings, acquisitions, private sales or other market events. As of September 30, 2020, the carrying value of our non-marketable equity securities, which were accounted for under the measurement alternative, was $12.9 billion. Valuations of our equity investments in private companies are inherently more complex due to the lack of readily available market data. Volatility in the global economic climate and financial markets could result in a significant impairment charge relating to our non-marketable equity securities. Changes in valuation of non-marketable equity securities may not directly correlate with changes in valuation of marketable equity securities. Additionally, observable transactions at lower valuations could result in significant losses on our non-marketable equity securities. The effect of COVID-19 on our impairment assessment requires significant judgment due to the uncertainty around the duration and severity of the impact.
The carrying values of our equity method investments, which totaled approximately $1.3 billion as of September 30, 2020, generally do not fluctuate based on market price changes, however these investments could be impaired if the carrying value exceeds the fair value and is not expected to recover.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management,

Table of Contents	Alphabet Inc.
including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We rely extensively on information systems to manage our business and summarize and report operating results. In 2019, we began a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. The implementation is expected to occur in phases over the next several years. During the quarter ended September 30, 2020, we completed the general ledger and consolidated financial reporting phase of the implementation which included select changes to our financial close processes, procedures and internal control over financial reporting. As we continue with our phased implementation, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
Other than the implementation of the general ledger and consolidated financial reporting phase of our new global ERP system, as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of COVID-19, our global workforce continued to operate primarily in a work from home environment for the quarter ended September 30, 2020. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we believe that our internal controls over financial reporting continue to be effective. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.
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
We generated over 83% of total revenues from the display of ads online in 2019 and 80% in the nine months ended September 30, 2020. Many of our advertisers, companies that distribute our products and services, digital publishers, and content providers can terminate their contracts with us at any time. These partners may not continue to do business with us if we do not create more value (such as increased numbers of users or customers, new sales leads, increased brand awareness, or more effective monetization) than their available alternatives. Changes to our advertising policies and data privacy practices, as well as changes to other companies’ advertising policies or practices may affect the advertising that we are able to provide, which could harm our business. In addition, technologies have been developed that make customized ads more difficult or that block the display of ads altogether and some providers of online services have integrated technologies that could potentially impair the availability and functionality of third-party digital advertising. Failing to provide superior value or deliver advertisements effectively and competitively could harm our reputation, financial condition, and operating results.
In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions, including COVID-19 and its effects on the global economy (as discussed in greater detail in our COVID-19 risk factor under ‘General Risks’ below), have impacted the demand for advertising and resulted in fluctuations in the amounts our advertisers spend on advertising, and could have an adverse impact on such demand and spend, which could harm our financial condition and operating results.
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
We are also devoting significant resources to develop and deploy our enterprise-ready cloud services, including Google Cloud Platform and Google Workspace. We are incurring costs to build and maintain infrastructure to support cloud computing services and hire talent, particularly to support and scale the Cloud salesforce. At the same time, our competitors are rapidly developing and deploying cloud-based services. Pricing and delivery models are competitive and evolving, and we may not attain sufficient scale and profitability to achieve our business objectives.
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
Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. International revenues accounted for approximately 53% of our consolidated revenues in the nine months ended September 30, 2020. In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:
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
Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, by charging increased fees to us or our users to provide our offerings, or by providing our competitors preferential access. Some jurisdictions have adopted regulations prohibiting certain forms of discrimination by internet access providers; however, substantial uncertainty exists in the United States and elsewhere regarding such protections. For example, in 2018 the United States Federal Communications Commission repealed net neutrality rules, which could permit internet access providers to restrict, block, degrade, or charge for access to certain of our products and services. In addition, in some jurisdictions, our products and services have been subject to government-initiated restrictions or blockages. COVID-19 has also resulted in quarantines, shelter in place orders, and work from home directives, all of which have increased demands for internet access and may create access challenges. These could result in a loss of existing users, customers and advertisers, goodwill, and increased costs, and could impair our ability to attract new users, customers and advertisers, thereby harming our business.
Risks Related to Laws and Regulations
We are subject to increasing regulatory scrutiny as well as changes in public policies governing a wide range of topics that may negatively affect our business.
We and other companies in the technology industry are experiencing increased regulatory scrutiny. For instance, on October 20, 2020, the U.S. Department of Justice, joined by 11 state Attorneys General, filed an antitrust complaint against Google, alleging that Google violated U.S. antitrust laws relating to Search and Search advertising. Various other regulatory agencies, including competition, consumer protection, and privacy authorities, are reviewing our products and services. We continue to cooperate with these investigations. Prior, existing, and new investigations and regulatory actions have in the past and may in the future result in substantial fines and penalties, changes to our products and services, alterations to our business operations, and civil litigation, all of which could harm our business, reputation, financial condition, and operating results.
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
•Privacy laws, such as the California Consumer Privacy Act of 2018 and related regulations that came into effect in January of 2020, which gives new data privacy rights to California residents, and SB-327 in California, which regulates the security of data in connection with internet connected devices.
•Data protection laws passed by many states within the U.S. and by certain countries regarding notification to data subjects and/or regulators when there is a security breach of personal data.
•Copyright or similar laws around the world, including the EU Directive on Copyright in the Digital Single Market (EUCD) of April 17, 2019, which EU Member States must implement by June 7, 2021; and the proposed Code of Conduct drafted by the Australian Competition and Consumer Commission. These and similar laws that have been adopted or proposed introduce new constraining licensing regimes that could affect our ability to operate with respect to copyright protected works. The EUCD and similar laws could increase the liability of some content-sharing services with respect to content uploaded by their users. Some of these laws, as well as follow-on administrative or judicial actions, have also created or may create a new property right in news publications that limits the ability of some online services to interact with or present such content. They may also impose compensation negotiations with news agencies and publishers for the use of such content, which may result in payment obligations that significantly exceed the value that such content provides to Google and its users.
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
In addition, the applicability and scope of these laws, as interpreted by the courts, remain uncertain and could harm our business. For example:
•We rely on statutory safe harbors, as set forth in the Digital Millennium Copyright Act and Section 230 of the Communications Decency Act in the United States and the E-Commerce Directive in Europe, against liability for various linking, caching, and hosting activities. Any legislation or court rulings affecting these safe harbors may adversely affect us. There are legislative proposals in both the US and EU that could reduce our safe harbor protection.
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

Table of Contents	Alphabet Inc.
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
The EU-U.S. and the Swiss-U.S. Privacy Shield frameworks allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU and Switzerland. Recently, the CJEU ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld Standard Contractual Clauses as a valid transfer mechanism, provided they meet certain requirements. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield and potential invalidation of other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer personal data outside of the EEA.
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

Table of Contents	Alphabet Inc.
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
We engage in share repurchases from time to time. In July 2019 the Board of Directors of Alphabet authorized the company to repurchase up to $25.0 billion of its Class C capital stock, which was completed during the third quarter of 2020. In July 2020, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $28.0 billion of its Class C capital stock. As of September 30, 2020, $25.5 billion remains available for repurchase. Our repurchase program does not have an expiration date and does not obligate Alphabet to repurchase any specific dollar amount or to acquire any specific number of shares. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock.
The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.
Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share, and our Class C capital stock has no voting rights. As of September 30, 2020, Larry Page and Sergey Brin beneficially owned approximately 85.2% of our outstanding Class B common stock, which represented approximately 51.5% of the voting power of our outstanding common stock. Through their stock ownership, Larry and Sergey have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could continue Larry and Sergey’s current relative voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. This concentrated control limits or severely restricts other stockholders’ ability to influence corporate matters and we may take actions that some of our stockholders do not view as beneficial, which could reduce the market price of our Class A common stock and our Class C capital stock.
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
•Significant decline in other revenues due to a decline in customer demand. For example, if consumer demand for electronics significantly declines, our hardware revenues could be significantly impacted.

Table of Contents	Alphabet Inc.
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
•Significant decrease in our operating cash flows as a result of decreased advertiser spending and deterioration in the credit quality and liquidity of our customers, which could adversely affect our accounts receivable. Investing cash flows could decrease due to slowing spend on data center and facilities construction projects due to a slowing or stopping of construction or significant restrictions placed on construction.
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
•Our focus on long-term goals over short-term results.

Table of Contents	Alphabet Inc.
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
Acquisitions, joint ventures, investments and divestitures are important elements of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and operating results. We expect to continue to evaluate and enter into discussions regarding a wide array of such potential strategic transactions, which could create unforeseen operating difficulties and expenditures. Some of the areas where we face risks include:
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

Table of Contents	Alphabet Inc.
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
Furthermore, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions may be subject to significant changes in ways that impair our financial results. In particular, France, the United Kingdom, Italy, and other countries have enacted or are considering digital services taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The Organization for Economic Cooperation and Development recently released proposals relating to its initiative for modernizing international tax rules, with the goal of having different countries implement a modernized and aligned international tax framework, but there can be no guarantee that this will occur.
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
The trading price of our stock has at times experienced substantial price volatility and may continue to be volatile. For example, from July 1, 2020 through September 30, 2020, the closing price of our Class A common stock ranged from $1,409.39 per share to $1,717.39 per share, and the closing price of our Class C capital stock ranged from $1,415.20 per share to $1,728.28 per share.
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

Table of Contents	Alphabet Inc.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - 31	1,454	$1,513.19	1,454	$31,245
August 1 - 31	1,592	$1,561.67	1,592	$28,758
September 1 - 30	2,114	$1,518.52	2,114	$25,547
Total	5,160		5,160
(1)    In July 2019, the Board of Directors of Alphabet authorized the company to repurchase up to $25.0 billion of its Class C capital stock, which was completed during the third quarter of 2020. In July 2020, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $28.0 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. See Note 11 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2)    Average price paid per share includes costs associated with the repurchases.

Table of Contents	Alphabet Inc.
ITEM 6.EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
3.01		Alphabet Inc. Amended and Restated Bylaws	Current Report on Form 8-K/A (File No. 001-37580)	October 27, 2020
4.01		Indenture, dated February 12, 2016, between Alphabet Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Registration Statement on Form S-3 (File No. 333-209510)	February 12, 2016
4.02		Form of Global Note representing the Registrant’s 0.450% notes due 2025	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.03		Form of Global Note representing the Registrant’s 0.800% notes due 2027	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.04		Form of Global Note representing the Registrant’s 1.100% notes due 2030	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.05		Form of Global Note representing the Registrant’s 1.900% notes due 2040	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.06		Form of Global Note representing the Registrant’s 2.050% notes due 2050	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.07		Form of Global Note representing the Registrant’s 2.250% notes due 2060	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Stipulation and Agreement of Settlement	Current Report on Form 8-K (File No. 001-37580)	September 25, 2020
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Table of Contents	Alphabet Inc.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

◆	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
October 29, 2020	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
October 29, 2020	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer