Form 10-Q
period 2021-03-31
Alphabet Inc.
filed 2021-04-28
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 20, 2021, there were 300,746,844 shares of Alphabet’s Class A common stock outstanding, 45,836,948 shares of Alphabet's Class B common stock outstanding, and 323,580,001 shares of Alphabet's Class C capital stock outstanding.

1

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2021

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
•fluctuations in our revenue growth rate and operating margin and various factors contributing to such fluctuations;
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
•our expectation that the change in the estimated useful life of servers and certain network equipment will have a favorable, yet declining, effect on our 2021 operating results;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission ("SEC"), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2020	As of March 31, 2021
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,465	$26,622
Marketable securities	110,229	108,482
Total cash, cash equivalents, and marketable securities	136,694	135,104
Accounts receivable, net	30,930	28,006
Income taxes receivable, net	454	493
Inventory	728	888
Other current assets	5,490	7,646
Total current assets	174,296	172,137
Non-marketable investments	20,703	25,294
Deferred income taxes	1,084	1,129
Property and equipment, net	84,749	87,606
Operating lease assets	12,211	12,598
Intangible assets, net	1,445	1,823
Goodwill	21,175	22,341
Other non-current assets	3,953	4,167
Total assets	$319,616	$327,095
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,589	$4,801
Accrued compensation and benefits	11,086	8,375
Accrued expenses and other current liabilities	28,631	30,732
Accrued revenue share	7,500	6,962
Deferred revenue	2,543	2,690
Income taxes payable, net	1,485	1,893
Total current liabilities	56,834	55,453
Long-term debt	13,932	13,887
Deferred revenue, non-current	481	530
Income taxes payable, non-current	8,849	9,278
Deferred income taxes	3,561	4,406
Operating lease liabilities	11,146	11,382
Other long-term liabilities	2,269	2,146
Total liabilities	97,072	97,082
Contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 675,222 (Class A 300,730, Class B 45,843, Class C 328,649) and 671,094 (Class A 300,747, Class B 45,836, Class C 324,511) shares issued and outstanding	58,510	59,436
Accumulated other comprehensive income (loss)	633	(3)
Retained earnings	163,401	170,580
Total stockholders’ equity	222,544	230,013
Total liabilities and stockholders’ equity	$319,616	$327,095
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2020	2021
Revenues	$41,159	$55,314
Costs and expenses:
Cost of revenues	18,982	24,103
Research and development	6,820	7,485
Sales and marketing	4,500	4,516
General and administrative	2,880	2,773
Total costs and expenses	33,182	38,877
Income from operations	7,977	16,437
Other income (expense), net	(220)	4,846
Income before income taxes	7,757	21,283
Provision for income taxes	921	3,353
Net income	$6,836	$17,930

Basic net income per share of Class A and B common stock and Class C capital stock	$9.96	$26.63
Diluted net income per share of Class A and B common stock and Class C capital stock	$9.87	$26.29
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	March 31,
	2020	2021
Net income	$6,836	$17,930
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(550)	(423)
Available-for-sale investments:
Change in net unrealized gains (losses)	498	(488)
Less: reclassification adjustment for net (gains) losses included in net income	(169)	11
Net change, net of income tax benefit (expense) of $(81) and $135	329	(477)
Cash flow hedges:
Change in net unrealized gains (losses)	378	179
Less: reclassification adjustment for net (gains) losses included in net income	(22)	85
Net change, net of income tax benefit (expense) of $(81) and $(50)	356	264
Other comprehensive income (loss)	135	(636)
Comprehensive income	$6,971	$17,294
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended March 31, 2020
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	688,335	$50,552	$(1,232)	$152,122	$201,442
Common and capital stock issued	2,125	106	0	0	106
Stock-based compensation expense	0	3,222	0	0	3,222
Tax withholding related to vesting of restricted stock units and other	0	(1,179)	0	0	(1,179)
Repurchases of capital stock	(6,488)	(606)	0	(7,890)	(8,496)
Sale of interest in consolidated entities	0	1,593	0	0	1,593
Net income	0	0	0	6,836	6,836
Other comprehensive income (loss)	0	0	135	0	135
Balance as of March 31, 2020	683,972	$53,688	$(1,097)	$151,068	$203,659

	Three Months Ended March 31, 2021
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	675,222	$58,510	$633	$163,401	$222,544
Common and capital stock issued	1,569	6	0	0	6
Stock-based compensation expense	0	3,788	0	0	3,788
Tax withholding related to vesting of restricted stock units and other	0	(2,234)	0	0	(2,234)
Repurchases of capital stock	(5,697)	(644)	0	(10,751)	(11,395)
Sale of interest in consolidated entities	0	10	0	0	10
Net income	0	0	0	17,930	17,930
Other comprehensive income (loss)	0	0	(636)	0	(636)
Balance as of March 31, 2021	671,094	$59,436	$(3)	$170,580	$230,013
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	March 31,
	2020	2021
Operating activities
Net income	$6,836	$17,930
Adjustments:
Depreciation and impairment of property and equipment	2,899	2,525
Amortization and impairment of intangible assets	209	228
Stock-based compensation expense	3,191	3,745
Deferred income taxes	175	1,100
(Gain) loss on debt and equity securities, net	802	(4,751)
Other	297	(255)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,602	2,794
Income taxes, net	(245)	785
Other assets	(115)	7
Accounts payable	(835)	(982)
Accrued expenses and other liabilities	(3,531)	(3,530)
Accrued revenue share	(871)	(444)
Deferred revenue	37	137
Net cash provided by operating activities	11,451	19,289
Investing activities
Purchases of property and equipment	(6,005)	(5,942)
Purchases of marketable securities	(37,563)	(36,426)
Maturities and sales of marketable securities	41,811	39,248
Purchases of non-marketable investments	(572)	(646)
Maturities and sales of non-marketable investments	260	19
Acquisitions, net of cash acquired, and purchases of intangible assets	(190)	(1,666)
Other investing activities	412	30
Net cash used in investing activities	(1,847)	(5,383)
Financing activities
Net payments related to stock-based award activities	(1,241)	(2,184)
Repurchases of capital stock	(8,496)	(11,395)
Proceeds from issuance of debt, net of costs	1,898	900
Repayments of debt	(1,947)	(937)
Proceeds from sale of interest in consolidated entities, net	1,600	10
Net cash used in financing activities	(8,186)	(13,606)
Effect of exchange rate changes on cash and cash equivalents	(272)	(143)
Net increase in cash and cash equivalents	1,146	157
Cash and cash equivalents at beginning of period	18,498	26,465
Cash and cash equivalents at end of period	$19,644	$26,622
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Google was incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. In 2015, we implemented a holding company reorganization, and as a result, Alphabet became the successor issuer to Google.
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
Unaudited Interim Financial Information
The Consolidated Balance Sheet as of March 31, 2021, the Consolidated Statements of Income for the three months ended March 31, 2020 and 2021, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2021, the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2020 and 2021 and the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2021 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2021, our results of operations for the three months ended March 31, 2020 and 2021, and our cash flows for the three months ended March 31, 2020 and 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.
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
The allowance for credit losses on accounts receivable was $789 million and $719 million as of December 31, 2020 and March 31, 2021, respectively.
Change in Accounting Estimate
In January 2021, we completed an assessment of the useful lives of our servers and network equipment and adjusted the estimated useful life of our servers from three years to four years and the estimated useful life of certain network equipment from three years to five years. This change in accounting estimate was effective beginning in fiscal year 2021. Based on the carrying value of servers and certain network equipment as of December 31, 2020, and those acquired during the quarter ended March 31, 2021, the effect of this change in estimate was a reduction in depreciation expense of $835 million and an increase in net income of $650 million, or $0.97 per basic and $0.95 per diluted share, for the three months ended March 31, 2021.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Revenue Recognition
The following table presents our revenues disaggregated by type (in millions).

	Three Months Ended
	March 31,
	2020	2021
Google Search & other	$24,502	$31,879
YouTube ads	4,038	6,005
Google Network	5,223	6,800
Google advertising	33,763	44,684
Google other	4,435	6,494
Google Services total	38,198	51,178
Google Cloud	2,777	4,047
Other Bets	135	198
Hedging gains (losses)	49	(109)
Total revenues	$41,159	$55,314

The following table presents our revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended
	March 31,
	2020		2021
United States	$18,870	46%	$25,032	45%
EMEA(1)	12,845	31	17,031	31
APAC(1)	7,238	18	10,455	19
Other Americas(1)	2,157	5	2,905	5
Hedging gains (losses)	49	0	(109)	0
Total revenues	$41,159	100%	$55,314	100%
(1)    Regions represent Europe, the Middle East, and Africa ("EMEA"); Asia-Pacific ("APAC"); and Canada and Latin America ("Other Americas").
Deferred Revenues and Remaining Performance Obligations
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google other. Our total deferred revenue as of December 31, 2020 was $3.0 billion, of which $1.3 billion was recognized as revenues during the quarter ended March 31, 2021.
Additionally, we have performance obligations associated with commitments in customer contracts, primarily related to Google Cloud, for future services that have not yet been recognized as revenues, also referred to as remaining performance obligations. Remaining performance obligations include related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes (i) contracts with an original expected term of one year or less, (ii) cancellable contracts, and (iii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As of March 31, 2021, the amount not yet recognized as revenues from these commitments was $30.7 billion. We expect to recognize approximately half over the next 24 months with the remaining thereafter. However, the amount and timing of revenue recognition is largely driven by when the customer utilizes the services and our ability to deliver in accordance with relevant contract terms, which could affect our estimate of the remaining performance obligations and when we expect to recognize such as revenues.

Table of Contents	Alphabet Inc.
Note 3. Financial Instruments
Debt Securities
We classify our marketable debt securities, which are accounted for as available-for-sale, within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
For certain marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in other income (expense), net. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts. Unrealized net gains related to debt securities still held where we have elected the fair value option were $87 million and $30 million as of December 31, 2020 and March 31, 2021, respectively. As of December 31, 2020 and March 31, 2021, the fair value of these debt securities was $2.0 billion for both periods.
The following tables summarize our debt securities, for which we did not elect the fair value option, by significant investment categories (in millions):

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$3,564	$0	$0	$3,564	$3,564	$0
Government bonds	55,156	793	(9)	55,940	2,527	53,413
Corporate debt securities	31,521	704	(2)	32,223	8	32,215
Mortgage-backed and asset-backed securities	16,767	364	(7)	17,124	0	17,124
Total	$107,008	$1,861	$(18)	$108,851	$6,099	$102,752

	As of March 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$3,388	$0	$0	$3,388	$3,388	$0
Government bonds	50,757	607	(51)	51,313	1,941	49,372
Corporate debt securities	32,702	486	(84)	33,104	1	33,103
Mortgage-backed and asset-backed securities	18,229	265	(49)	18,445	0	18,445
Total	$105,076	$1,358	$(184)	$106,250	$5,330	$100,920
(1)The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $257 million and $135 million for the three months ended March 31, 2020 and 2021, respectively. We recognized gross realized losses of $39 million and $136 million for the three months ended March 31, 2020 and 2021, respectively. We reflect these gains and losses as a component of other income (expense), net.
The following table summarizes the estimated fair value of our investments in marketable debt securities by stated contractual maturity dates (in millions):

As of March 31, 2021
Due in 1 year or less	$20,220
Due in 1 year through 5 years	65,995
Due in 5 years through 10 years	2,829
Due after 10 years	13,891
Total	$102,935

Table of Contents	Alphabet Inc.
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$5,516	$(9)	$3	$0	$5,519	$(9)
Corporate debt securities	1,999	(1)	0	0	1,999	(1)
Mortgage-backed and asset-backed securities	929	(5)	242	(2)	1,171	(7)
Total	$8,444	$(15)	$245	$(2)	$8,689	$(17)

	As of March 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$14,139	$(51)	$0	$0	$14,139	$(51)
Corporate debt securities	11,443	(54)	0	0	11,443	(54)
Mortgage-backed and asset-backed securities	5,897	(48)	154	(1)	6,051	(49)
Total	$31,479	$(153)	$154	$(1)	$31,633	$(154)
During the three months ended March 31, 2020 and 2021, we did not recognize any significant credit losses and the ending allowance balances for credit losses were immaterial as of December 31, 2020 and March 31, 2021. See Note 6 for further details on other income (expense), net.
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
Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3.

Table of Contents	Alphabet Inc.
Gains and losses on marketable and non-marketable equity securities
Gains and losses reflected in other income (expense), net, for our marketable and non-marketable equity securities are summarized below (in millions):

	Three Months Ended
	March 31,
	2020	2021
Net gain (loss) on equity securities sold during the period	$171	$201
Net unrealized gain (loss) on equity securities held as of the end of the period	(985)	4,636
Total gain (loss) recognized in other income (expense), net	$(814)	$4,837
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

	Equity Securities Sold
	Three Months Ended
	March 31,
	2020	2021
Total sale price	$909	$725
Total initial cost	261	357
Cumulative net gains	$648	$368
Carrying value of marketable and non-marketable equity securities
The carrying value is measured as the total initial cost plus the cumulative net gain (loss). The carrying values for our marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2020
	Marketable Securities	Non-Marketable Securities	Total
Total initial cost	$2,227	$14,616	$16,843
Cumulative net gain (loss)(1)	3,631	4,277	7,908
Carrying value(2)	$5,858	$18,893	$24,751
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $6.1 billion unrealized gains and $1.9 billion unrealized losses (including impairment).
(2)The long-term portion of marketable equity securities of $429 million is included within other non-current assets.

	As of March 31, 2021
	Marketable Securities(2)	Non-Marketable Securities	Total
Total initial cost	$2,421	$14,485	$16,906
Cumulative net gain(1)	3,589	8,795	12,384
Carrying value(2)	$6,010	$23,280	$29,290
(1)Non-marketable equity securities cumulative net gain is comprised of $10.6 billion unrealized gains and $1.8 billion unrealized losses (including impairment).
(2)The long-term portion of marketable equity securities of $463 million is included within other non-current assets.

Table of Contents	Alphabet Inc.
Marketable equity securities
The following table summarizes marketable equity securities measured at fair value by significant investment categories (in millions):

	As of December 31, 2020		As of March 31, 2021
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$12,210	$0	$13,679	$0
Marketable equity securities(1)(2)	0	5,470	0	5,670
	12,210	5,470	13,679	5,670
Level 2:
Mutual funds	0	388	0	340
Total	$12,210	$5,858	$13,679	$6,010
(1)The balance as of December 31, 2020 and March 31, 2021 includes investments that were reclassified from non-marketable equity securities following the commencement of public market trading of the issuers or acquisition by public entities (certain of which are subject to short-term lock-up restrictions).
(2)As of December 31, 2020 and March 31, 2021 the long-term portion of marketable equity securities of $429 million and $463 million, respectively, is included within other non-current assets.
Non-marketable equity securities
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities (in millions):

	Three Months Ended
	March 31,
	2020	2021
Unrealized gains	$356	$4,678
Unrealized losses (including impairment)	(1,304)	(2)
Total unrealized gain (loss) for non-marketable equity securities	$(948)	$4,676
During the three months ended March 31, 2021, included in the $23.3 billion of non-marketable equity securities, $10.3 billion were measured at fair value primarily based on observable market transactions, resulting in a net unrealized gain of $4.7 billion.
Equity securities accounted for under the Equity Method
As of December 31, 2020 and March 31, 2021, equity securities accounted for under the equity method had a carrying value of approximately $1.4 billion and $1.6 billion, respectively. Our share of gains and losses including impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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

Table of Contents	Alphabet Inc.
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
As of March 31, 2021, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $143 million, which is expected to be reclassified from AOCI into earnings within the next 12 months.
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
We also use derivatives not designated as hedging instruments to manage risks relating to interest rates, commodity prices, credit exposures and to enhance investment returns. Additionally, from time to time, we enter into derivatives to hedge the market price risk on certain of our marketable equity securities. Gains (losses) arising from these derivatives are reflected within the "other" component of other income (expense), net and the offsetting recognized gains (losses) on the marketable equity securities are reflected within the gain (loss) on equity securities, net component of other income (expense), net. See Note 6 for further details on other income (expense), net.

Table of Contents	Alphabet Inc.
The gross notional amounts of our outstanding derivative instruments were as follows (in millions):

	As of December 31, 2020	As of March 31, 2021
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts
Cash flow hedges	$10,187	$13,824
Fair value hedges	$1,569	$2,548
Net investment hedges	$9,965	$12,473
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	$39,861	$40,326
Other contracts	$2,399	$2,931
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$33	$316	$349
Other contracts	Other current and non-current assets	0	16	16
Total		$33	$332	$365
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$395	$185	$580
Other contracts	Accrued expenses and other liabilities, current and non-current	0	942	942
Total		$395	$1,127	$1,522

		As of March 31, 2021
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$482	$162	$644
Other contracts	Other current and non-current assets	0	27	27
Total		$482	$189	$671
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$57	$268	$325
Other contracts	Accrued expenses and other liabilities, current and non-current	0	654	654
Total		$57	$922	$979

Table of Contents	Alphabet Inc.
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income ("OCI") are summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended
	March 31,
	2020	2021
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$412	$162
Amount excluded from the assessment of effectiveness	52	49
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	80	378
Total	$544	$589

Table of Contents	Alphabet Inc.
 The effect of derivative instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income
	Three Months Ended
	March 31,
	2020		2021
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$41,159	$(220)	$55,314	$4,846

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$26	$0	$(105)	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	23	0	(4)	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	(17)	0	0
Derivatives designated as hedging instruments	0	17	0	0
Amount excluded from the assessment of effectiveness	0	1	0	2
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	78	0	20
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	229	0	(340)
Other Contracts	0	(28)	0	323
Total gains (losses)	$49	$280	$(109)	$5

Table of Contents	Alphabet Inc.
Offsetting of Derivatives
The gross amounts of our derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$397	$(32)	$365	$(295)	(1)	$(16)	$0	$54

	As of March 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$724	$(53)	$671	$(299)	(1)	$(218)	$0	$154
(1)The balances as of December 31, 2020 and March 31, 2021 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.
Offsetting of Liabilities

	As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$1,554	$(32)	$1,522	$(295)	(2)	$(1)	$(943)	$283

	As of March 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$1,032	$(53)	$979	$(299)	(2)	$0	$(649)	$31
(2)    The balances as of December 31, 2020 and March 31, 2021 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2020 and March 31, 2021, assets that can only be used to settle obligations of these VIEs were $5.7 billion and $5.4 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.3 billion and $2.2 billion, respectively.
Total noncontrolling interests ("NCI"), including redeemable noncontrolling interests ("RNCI"), in our consolidated subsidiaries was $3.9 billion and $3.8 billion as of December 31, 2020 to March 31, 2021, respectively.

Table of Contents	Alphabet Inc.
NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of other income (expense), net. See Note 6 for further details on other income (expense), net.
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
VIEs are generally based on the current carrying value of the investments and any future funding commitments. We have determined that the single source of our exposure to these VIEs is our capital investments in them. The carrying value and maximum exposure of these unconsolidated VIEs were not material as of December 31, 2020 and March 31, 2021.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2020 and March 31, 2021.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2020	As of March 31, 2021
Debt
2011-2020 Notes Issuances	2021 - 2060	0.45% - 3.63%	0.57% - 3.73%	$14,000	$14,000
Future finance lease payments, net(1)				1,201	1,142
Total debt				15,201	15,142
Unamortized discount and debt issuance costs				(169)	(165)
Less: Current portion of Notes(2)				(999)	(1,000)
Less: Current portion future finance lease payments, net(1)(2)				(101)	(90)
Total long-term debt				$13,932	$13,887
(1)Net of imputed interest.
(2)Total current portion of long-term debt is included within other accrued expenses and current liabilities. See Note 6.
The notes in the table above are comprised of fixed-rate senior unsecured obligations and generally rank equally with each other. We may redeem the notes at any time in whole or in part at specified redemption prices. The effective interest rates are based on proceeds received with interest payable semi-annually.
The total estimated fair value of the outstanding notes, including the current portion, was approximately $14.0 billion and $13.0 billion as of December 31, 2020 and March 31, 2021, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2021, we have $4.0 billion of revolving credit facilities. No amounts were outstanding under the credit facilities as of December 31, 2020 and March 31, 2021.

Table of Contents	Alphabet Inc.
In April 2021, we terminated the existing revolving credit facilities, which were scheduled to expire in July 2023, and entered into two new revolving credit facilities in the amounts of $4.0 billion and $6.0 billion, which will expire in April 2022 and April 2026, respectively. The interest rates for the new credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the new credit facilities.
Note 6. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2020	As of March 31, 2021
Land and buildings	$49,732	$52,522
Information technology assets	45,906	47,893
Construction in progress	23,111	22,556
Leasehold improvements	7,516	7,789
Furniture and fixtures	197	198
Property and equipment, gross	126,462	130,958
Less: accumulated depreciation	(41,713)	(43,352)
Property and equipment, net	$84,749	$87,606
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2020	As of March 31, 2021
European Commission fines(1)	$10,409	$10,099
Payables to brokers for unsettled investment trades	754	3,345
Accrued customer liabilities	3,118	2,991
Accrued purchases of property and equipment	2,197	2,107
Current operating lease liabilities	1,694	1,888
Other accrued expenses and current liabilities	10,459	10,302
Accrued expenses and other current liabilities	$28,631	$30,732
(1)    Includes the effects of foreign exchange and interest. See Note 9 for further details.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2019	$(2,003)	$812	$(41)	$(1,232)
Other comprehensive income (loss) before reclassifications	(550)	498	326	274
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	52	52
Amounts reclassified from AOCI	0	(169)	(22)	(191)
Other comprehensive income (loss)	(550)	329	356	135
Balance as of March 31, 2020	$(2,553)	$1,141	$315	$(1,097)

Table of Contents	Alphabet Inc.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2020	$(864)	$1,612	$(115)	$633
Other comprehensive income (loss) before reclassifications	(423)	(488)	130	(781)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	49	49
Amounts reclassified from AOCI	0	11	85	96
Other comprehensive income (loss)	(423)	(477)	264	(636)
Balance as of March 31, 2021	$(1,287)	$1,135	$149	$(3)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended
		March 31,
AOCI Components	Location	2020	2021
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$214	$(14)
	Benefit (provision) for income taxes	(45)	3
	Net of income tax	169	(11)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	26	(105)
Interest rate contracts	Other income (expense), net	1	1
	Benefit (provision) for income taxes	(5)	19
	Net of income tax	22	(85)
Total amount reclassified, net of income tax		$191	$(96)
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions):

	Three Months Ended
	March 31,
	2020	2021
Interest income	$586	$345
Interest expense(1)	(21)	(76)
Foreign currency exchange gain (loss), net	(81)	113
Gain (loss) on debt securities, net	12	(86)
Gain (loss) on equity securities, net	(814)	4,837
Performance fees	6	(665)
Income and impairment from equity method investments, net	74	5
Other	18	373
Other income (expense), net	$(220)	$4,846
(1)Interest expense is net of interest capitalized of $52 million and $47 million for the three months ended March 31, 2020 and 2021, respectively.

Table of Contents	Alphabet Inc.
Note 7. Acquisitions
Fitbit
In January 2021, we closed the acquisition of Fitbit, Inc. for $2.1 billion. The addition of Fitbit to Google Services is expected to help spur innovation in wearable devices.
The assets acquired and liabilities assumed were recorded at fair value. The purchase price excludes post acquisition compensation arrangements. The purchase price was attributed to $440 million cash acquired, $590 million of intangible assets, $1.2 billion of goodwill and $110 million of net liabilities assumed. Goodwill was recorded in the Google Services segment and primarily attributable to synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2021 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2020	$18,517	$1,957	$701	$21,175
Acquisitions	1,191	0	0	1,191
Foreign currency translation and other adjustments	(13)	(1)	(11)	(25)
Balance as of March 31, 2021	$19,695	$1,956	$690	$22,341
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,639	$3,649	$990
Customer relationships	266	49	217
Trade names and other	699	461	238
Total	$5,604	$4,159	$1,445

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,811	$3,774	$1,037
Customer relationships	468	72	396
Trade names and other	864	474	390
Total	$6,143	$4,320	$1,823
For all intangible assets acquired and purchased during the three months ended March 31, 2021, patents and developed technology have a weighted-average useful life of 4.0 years, customer relationships have a weighted-average useful life of 3.8 years, and trade names and other have a weighted-average useful life of 10.0 years.
Amortization expense relating to purchased intangible assets was $204 million and $217 million for the three months ended March 31, 2020 and 2021, respectively.

Table of Contents	Alphabet Inc.
As of March 31, 2021, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions):

Remainder of 2021	$630
2022	504
2023	223
2024	196
2025	74
Thereafter	196
Total	$1,823

Note 9. Contingencies
Indemnifications
In the normal course of business, to facilitate transactions in our services and products, we indemnify certain parties, including advertisers, Google Network partners, customers of Google Cloud offerings, and lessors with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
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
As of March 31, 2021, we did not have any material indemnification claims that were probable or reasonably possible.
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

Table of Contents	Alphabet Inc.
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
In 2010, Oracle America, Inc. ("Oracle") brought a copyright lawsuit against Google in the Northern District of California, alleging that Google's Android operating system infringes Oracle's copyrights related to certain Java application programming interfaces (“Java APIs”). After trial, final judgment was entered by the district court in favor of Google on June 8, 2016, and the court decided post-trial motions in favor of Google. Oracle appealed and on March 27, 2018, the Federal Circuit Court of Appeals reversed and remanded the case for a trial on damages. On May 29, 2018, we filed a petition for a rehearing at the Federal Circuit, and on August 28, 2018, the Federal Circuit denied the petition. On January 24, 2019, we filed a petition to the Supreme Court of the United States to review the case. On April 29, 2019, the Supreme Court requested the views of the Solicitor General regarding our petition. On September 27, 2019, the Solicitor General recommended denying our petition, and we provided our response on October 16, 2019. On November 15, 2019, the Supreme Court granted our petition and made a decision to review the case. The Supreme Court heard oral arguments in our case on October 7, 2020. On April 5, 2021, the Supreme Court reversed the Federal Circuit's ruling and found that Google’s use of the Java APIs was a fair use as a matter of law. The Supreme Court remanded the case to the Federal Circuit for further proceedings in conformity with the Supreme Court opinion.
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

Table of Contents	Alphabet Inc.
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
Note 10. Stockholders' Equity
Share Repurchases
In July 2020, the Board of Directors of Alphabet authorized the company to repurchase up to $28.0 billion of its Class C capital stock. As of March 31, 2021, $6.3 billion remains available for repurchase. In April 2021, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $50.0 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
During the three months ended March 31, 2021, we repurchased and subsequently retired 5.7 million shares of Alphabet Class C capital stock for an aggregate amount of $11.4 billion.

Table of Contents	Alphabet Inc.
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended March 31,
	2020			2021
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$2,990	$462	$3,384	$8,011	$1,221	$8,698
Denominator
Number of shares used in per share computation	300,249	46,424	339,792	300,800	45,840	326,580
Basic net income per share	$9.96	$9.96	$9.96	$26.63	$26.63	$26.63
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$2,990	$462	$3,384	$8,011	$1,221	$8,698
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	462	0	0	1,221	0	0
Reallocation of undistributed earnings	(27)	(4)	27	(119)	(16)	119
Allocation of undistributed earnings	$3,425	$458	$3,411	$9,113	$1,205	$8,817
Denominator
Number of shares used in basic computation	300,249	46,424	339,792	300,800	45,840	326,580
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,424	0	0	45,840	0	0
Restricted stock units and other contingently issuable shares	180	0	5,622	18	0	8,833
Number of shares used in per share computation	346,853	46,424	345,414	346,658	45,840	335,413
Diluted net income per share	$9.87	$9.87	$9.87	$26.29	$26.29	$26.29
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended March 31, 2020 and 2021, total stock-based compensation ("SBC") expense was $3.4 billion and $3.8 billion, including amounts associated with awards we expect to settle in Alphabet stock of $3.2 billion and $3.7 billion, respectively.

Table of Contents	Alphabet Inc.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units ("RSUs") in Alphabet stock for the three months ended March 31, 2021:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2020	19,288,793	$1,262.13
Granted	8,307,146	$1,757.60
Vested	(2,545,630)	$1,304.28
Forfeited/canceled	(476,857)	$1,366.45
Unvested as of March 31, 2021	24,573,452	$1,427.60
As of March 31, 2021, there was $33.1 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years.
Note 13. Income Taxes
Our effective tax rate for the three months ended March 31, 2021 was lower than the U.S. federal statutory rate, primarily due to the Foreign-Derived Intangible Income tax benefit, the U.S. Research and Development Tax Credit, and stock-based compensation related tax benefits. Our effective tax rate is based on forecasted annual income before income taxes ("pre-tax earnings") which may fluctuate through the rest of the year.
Our effective tax rate for the three months ended March 31, 2020 was lower than the U.S. federal statutory rate primarily due to the U.S. Research and Development Tax Credit, the Foreign-Derived Intangible Income tax benefit, and stock-based compensation related tax benefits.
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $3.8 billion and $4.3 billion as of December 31, 2020 and March 31, 2021. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.6 billion and $3.0 billion as of December 31, 2020 and March 31, 2021. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
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
Revenues and certain costs, such as costs associated with content and traffic acquisition, certain engineering, and hardware costs and other operating expenses, are directly attributable to our segments. Due to the integrated nature of Alphabet, other costs and expenses, such as technical infrastructure and office facilities, are managed centrally at a consolidated level. The associated costs, including depreciation and impairment, are allocated to operating segments as a service cost generally based on usage or headcount.

Table of Contents	Alphabet Inc.
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
Information about segments during the periods presented were as follows (in millions). For comparative purposes, amounts in prior periods have been recast:

	Three Months Ended
	March 31,
	2020	2021
Revenues:
Google Services	$38,198	$51,178
Google Cloud	2,777	4,047
Other Bets	135	198
Hedging gains (losses)	49	(109)
Total revenues	$41,159	$55,314

	Three Months Ended
	March 31,
	2020	2021
Operating income (loss):
Google Services	$11,548	$19,546
Google Cloud	(1,730)	(974)
Other Bets	(1,121)	(1,145)
Corporate costs, unallocated	(720)	(990)
Total income from operations	$7,977	$16,437
For revenues by geography, see Note 2.
The following table presents our long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2020	As of March 31, 2021
Long-lived assets:
United States	$69,315	$71,972
International	27,645	28,232
Total long-lived assets	$96,960	$100,204

Table of Contents	Alphabet Inc.
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
The Impact of COVID-19 on our Results and Operations
We began to observe the impact of COVID-19 on our financial results in March 2020 when, despite an increase in users' search activity, our advertising revenues declined compared to the prior year due to a shift of user search activity to less commercial topics and reduced spending by our advertisers. For the quarter ended June 30, 2020, our advertising revenues declined due to the continued impacts of COVID-19 and the related reductions in global economic activity. During the course of the quarter ended June 30, 2020, we observed a gradual return in user search activity to more commercial topics, followed by increased spending by our advertisers that continued throughout the second half of 2020. Additionally, over the course of 2020, we experienced variability in our margins as many of our expenses are less variable in nature and/or may not correlate to changes in revenues. Market volatility contributed to fluctuations in the valuation of our equity investments. Further, our assessment of the credit deterioration of our customers due to changes in the macroeconomic environment during the period was reflected in our allowance for credit losses for accounts receivable.
During the first quarter of 2021, we continued to benefit from elevated consumer activity online and broad-based increases in advertiser spending. We remain focused on innovating and investing in the services we offer to consumers and businesses to support our long-term growth. For example, we continue to invest in our technical infrastructure and data centers. Additionally, certain expenses continued to be lower due to the ongoing pandemic, such as advertising and promotional, and travel and entertainment. These factors, combined with the adverse impact of COVID-19 on the first quarter of 2020, positively affected year-on-year growth trends in our financial results. Further, year-on-year trends benefited from a reduction in depreciation expense due to the change in the estimated useful life of our servers and certain network equipment beginning in the first quarter of 2021; we expect the effect of this change in estimate to decline through the remainder of the year (for further details see Note 1 of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q). The COVID-19 pandemic continues to evolve, be unpredictable and affect our business and financial results. Our past results may not be indicative of our future performance, and historical trends in our financial results may differ materially.
See Part II Item 7, "Impact of COVID-19" in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.
Executive Overview
The following table summarizes our consolidated financial results (in millions, except for per share information and percentages).

	Three Months Ended
	March 31,
	2020	2021
Revenues	$41,159	$55,314
Increase in revenues year over year	13%	34%
Increase in constant currency revenues year over year	15%	32%

Operating income	$7,977	$16,437
Operating margin	19%	30%

Other income (expense), net	$(220)	$4,846

Net Income	$6,836	$17,930
Diluted EPS	$9.87	$26.29

•Total revenues were $55.3 billion, an increase of 34% year over year, primarily driven by an increase in Google Services segment revenues of $13.0 billion or 34% and an increase in Google Cloud segment

Table of Contents	Alphabet Inc.
revenues of $1.3 billion or 46%. The adverse effect of COVID-19 on prior period revenues positively affected our revenue growth. Revenues from the United States, EMEA, APAC, and Other Americas were $25.0 billion, $17.0 billion, $10.5 billion, and $2.9 billion, respectively.
•Total cost of revenues was $24.1 billion, an increase of 27% year over year. TAC was $9.7 billion, an increase of 30% year over year, primarily driven by an increase in revenues subject to TAC. Other cost of revenues were $14.4 billion, an increase of 25% year over year.
•Operating expenses (excluding cost of revenues) were $14.8 billion, an increase of 4% year over year primarily driven by headcount growth and partially offset by a decline in our allowance for credit losses for accounts receivable.
Other information:
•Operating cash flow was $19.3 billion.
•Capital expenditures, which primarily included investments in technical infrastructure, were $5.9 billion.
•Number of employees was 139,995 as of March 31, 2021. The majority of new hires during the quarter were engineers and product managers.
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
•Google Cloud includes Google’s infrastructure and data analytics platforms, collaboration tools, and other services for enterprise customers. Google Cloud generates revenues primarily from fees received for Google Cloud Platform ("GCP") services and Google Workspace collaboration tools.
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

Table of Contents	Alphabet Inc.
Financial Results
Revenues
The following table presents our revenues by type (in millions).

	Three Months Ended
	March 31,
	2020	2021
Google Search & other	$24,502	$31,879
YouTube ads	4,038	6,005
Google Network	5,223	6,800
Google advertising	33,763	44,684
Google other	4,435	6,494
Google Services total	38,198	51,178
Google Cloud	2,777	4,047
Other Bets	135	198
Hedging gains (losses)	49	(109)
Total revenues	$41,159	$55,314
Google Services
Google advertising revenues
Our advertising revenue growth, as well as the change in paid clicks and cost-per-click on Google Search & other properties and the change in impressions and cost-per-impression on Google Network partners' properties ("Google Network properties") and the correlation between these items, have been affected and may continue to be affected by various factors, including:
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
•YouTube ads consists of revenues generated on YouTube properties; and
•Google Network consists of revenues generated on Google Network properties participating in AdMob, AdSense, and Google Ad Manager.

Table of Contents	Alphabet Inc.
Google Search & other
Google Search & other revenues increased $7,377 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The overall growth was primarily driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage, primarily on mobile devices, growth in advertiser spending, and improvements we have made in ad formats and delivery. The adverse effect of COVID-19 on prior period revenues also contributed to the year-over-year increase.
YouTube ads
YouTube ads revenues increased $1,967 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. Growth was primarily driven by our direct response products followed by our brand advertising products, both of which benefited from improvements to ad formats and delivery and increased advertiser spending. The adverse effect of COVID-19 on prior period revenues also contributed to the year-over-year increase.
Google Network
Google Network revenues increased $1,577 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The growth was primarily driven by strength in AdMob and Google Ad Manager. The adverse effect of COVID-19 on prior period revenues also contributed to the year-over-year increase.
Use of Monetization Metrics
Paid clicks for our Google Search & other properties represent engagement by users and include clicks on advertisements by end-users on Google search properties and other owned and operated properties including Gmail, Google Maps, and Google Play. Historically, we included certain viewed YouTube engagement ads and the related revenues in our paid clicks and cost-per-click monetization metrics. Over time, advertising on YouTube has expanded to multiple advertising formats and the type of viewed engagement ads historically included in paid clicks and cost-per-click metrics have increasingly covered a smaller portion of YouTube advertising revenues. As a result, beginning in the fourth quarter of 2020, we removed these ads and the related revenues from the paid clicks and cost-per-click metrics. The revised metrics presented below provide a better understanding of monetization trends on the properties included within Google Search & other, as they now more closely correlate with the related changes in revenues.
Impressions for Google Network properties include impressions displayed to users served on Google Network properties participating primarily in AdMob, AdSense and Google Ad Manager.
Cost-per-click is defined as click-driven revenues divided by our total number of paid clicks and represents the average amount we charge advertisers for each engagement by users.
Cost-per-impression is defined as impression-based and click-based revenues divided by our total number of impressions and represents the average amount we charge advertisers for each impression displayed to users.
As our business evolves, we periodically review, refine and update our methodologies for monitoring, gathering, and counting the number of paid clicks on our Google Search & other properties and the number of impressions on Google Network properties and for identifying the revenues generated by click activity on our Google Search & other properties and the revenues generated by impression activity on Google Network properties.
Paid clicks and cost-per-click
The following table presents changes in our paid clicks and cost-per-click (expressed as a percentage):

Three Months Ended March 31,
2021
Paid clicks change	25%
Cost-per-click change	3%
Paid clicks increased from the three months ended March 31, 2020 to the three months ended March 31, 2021 primarily driven by interrelated factors, including an increase in search queries resulting from growth in user adoption and usage, primarily on mobile devices; continued growth in advertiser activity; improvements we have made in ad formats and delivery; and the adverse effect of COVID-19 on the prior period. Growth was also driven by an increase in clicks relating to ads on Google Play. The increase in cost-per click was primarily driven by the adverse effect of COVID-19 on the prior period as well as the effect of a combination of factors including changes in device mix, geographic mix, ongoing product changes, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.

Table of Contents	Alphabet Inc.
Impressions and cost-per-impression
The following table presents changes in our impressions and cost-per-impression (expressed as a percentage):

Three Months Ended March 31,
2021
Impressions change	7%
Cost-per-impression change	19%
Impressions increased from the three months ended March 31, 2020 to the three months ended March 31, 2021 primarily driven by growth in Google Ad Manager and AdMob. The increase in cost-per-impression was primarily driven by the adverse effect of COVID-19 on the prior period, as well as the effect of a combination of factors including ongoing product and policy changes and improvements we have made in ad formats and delivery, changes in device mix, geographic mix, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google other revenues
Google other revenues consist primarily of revenues from:
•Google Play, which includes revenues from sales of apps and in-app purchases (which we recognize net of payout to developers) and digital content sold in the Google Play store;
•Devices and Services which includes hardware, such as Fitbit wearable devices, Google Nest home products, Pixelbooks, Pixel phones and other devices;
•YouTube non-advertising, including YouTube Premium and YouTube TV subscriptions and other services; and
•other products and services.
Google other revenues increased $2,059 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The growth was primarily driven by Google Play and YouTube non-advertising. Growth for Google Play was primarily driven by sales of apps and in-app purchases, which benefited from elevated user engagement partially due to the impact of COVID-19. Growth for YouTube non-advertising was primarily driven by an increase in paid subscribers. In addition, for the three months ended March 31, 2021 Google other revenues include Fitbit revenues as the acquisition closed in January 2021.
Over time, our growth rate for Google other revenues may be affected by the seasonality associated with new product and service launches as well as market dynamics.
Google Cloud
Our Google Cloud revenues increased $1,270 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The growth was primarily driven by GCP followed by Google Workspace offerings. Google Cloud's infrastructure and platform products were the largest drivers of growth in GCP.
Over time, our growth rate for Google Cloud revenues may be affected by customer usage, market dynamics, as well as new product and service launches.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended
	March 31,
	2020	2021
United States	46%	45%
EMEA	31%	31%
APAC	18%	19%
Other Americas	5%	5%

Table of Contents	Alphabet Inc.
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

Table of Contents	Alphabet Inc.
The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, except percentages):

	Three Months Ended
	March 31,
	2020	2021
EMEA revenues	$12,845	$17,031
Exclude foreign exchange effect on current period revenues using prior year rates	235	(929)
EMEA constant currency revenues	$13,080	$16,102
Prior period EMEA revenues	$11,668	$12,845
EMEA revenue percentage change	10%	33%
EMEA constant currency revenue percentage change	12%	25%

APAC revenues	$7,238	$10,455
Exclude foreign exchange effect on current period revenues using prior year rates	61	(363)
APAC constant currency revenues	$7,299	$10,092
Prior period APAC revenues	$6,096	$7,238
APAC revenue percentage change	19%	44%
APAC constant currency revenue percentage change	20%	39%

Other Americas revenues	$2,157	$2,905
Exclude foreign exchange effect on current period revenues using prior year rates	96	191
Other Americas constant currency revenues	$2,253	$3,096
Prior period Other Americas revenues	$1,906	$2,157
Other Americas revenue percentage change	13%	35%
Other Americas constant currency revenue percentage change	18%	44%

United States revenues	$18,870	$25,032
United States revenue percentage change	14%	33%

Hedging gains (losses)	$49	$(109)
Total revenues	$41,159	$55,314
Total constant currency revenues	$41,502	$54,322
Prior period revenues, excluding hedging effect(1)	$36,202	$41,110
Total revenue percentage change	13%	34%
Total constant currency revenue percentage change	15%	32%
(1)    Total revenues and hedging gains (losses) were $36,339 million and $137 million for the three months ended March 31, 2019, respectively.
EMEA revenue percentage change from the three months ended March 31, 2020 to the three months ended March 31, 2021 was favorably affected by foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Euro and British pound.
APAC revenue percentage change from the three months ended March 31, 2020 to the three months ended March 31, 2021 was favorably affected by foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Japanese yen and Australian dollar.
Other Americas revenue percentage change from the three months ended March 31, 2020 to the three months ended March 31, 2021 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real.

Table of Contents	Alphabet Inc.
Costs and Operating Expenses
Cost of Revenues
Cost of revenues includes TAC which are paid to our distribution partners, who make available our search access points and services, and amounts paid to Google Network partners primarily for ads displayed on their properties. Our distribution partners include browser providers, mobile carriers, original equipment manufacturers, and software developers.
The cost of revenues as a percentage of revenues generated from ads placed on Google Network properties are significantly higher than the cost of revenues as a percentage of revenues generated from ads placed on Google properties (which includes Google Search & other and YouTube ads), because most of the advertiser revenues from ads served on Google Network properties are paid as TAC to our Google Network partners.
Additionally, other cost of revenues (which is the cost of revenues excluding TAC) includes the following:
•Content acquisition costs primarily related to payments to content providers from whom we license video and other content for distribution on YouTube advertising and subscription services and Google Play (we pay fees to these content providers based on revenues generated or a flat fee);
•Expenses associated with our data centers (including bandwidth, compensation expenses including SBC, depreciation, energy, and other equipment costs) as well as other operations costs (such as content review and customer support costs). These costs are generally less variable in nature and may not correlate with related changes in revenues; and
•Inventory related costs for hardware we sell.
The following tables present our cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended
	March 31,
	2020	2021
TAC	$7,452	$9,712
Other cost of revenues	11,530	14,391
Total cost of revenues	$18,982	$24,103
Total cost of revenues as a percentage of revenues	46.1%	43.6%
Cost of revenues increased $5,121 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase was due to increases in other cost of revenues and TAC of $2,861 million and $2,260 million, respectively.
The increase in other cost of revenues from the three months ended March 31, 2020 to the three months ended March 31, 2021 was primarily due to increases in content acquisition costs primarily for YouTube as well as data center and other operations costs. The increase in data center and other operations costs was partially offset by a reduction in depreciation expense due to the change in the estimated useful life of our servers and certain network equipment beginning in the first quarter of 2021.
The increase in TAC from the three months ended March 31, 2020 to the three months ended March 31, 2021 was due to increases in TAC paid to distribution partners and to Google Network partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 22.1% to 21.7% from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to a combination of factors none of which were individually significant. The TAC rate on Google properties revenues and the TAC rate on Google Network properties revenues were both substantially consistent from the three months ended March 31, 2020 to the three months ended March 31, 2021.
Over time, cost of revenues as a percentage of total revenues may be affected by a number of factors, including the following:
•The amount of TAC paid to distribution partners, which is affected by changes in device mix, geographic mix, partner mix, partner agreement terms such as revenue share arrangements, and the percentage of queries channeled through paid access points;
•The amount of TAC paid to Google Network partners, which is affected by a combination of factors such as geographic mix, product mix, and revenue share terms;
•Relative revenue growth rates of Google properties and Google Network properties;
•Certain costs that are less variable in nature and may not correlate with the related revenues;

Table of Contents	Alphabet Inc.
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
Research and Development
The following table presents our R&D expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2020	2021
Research and development expenses	$6,820	$7,485
Research and development expenses as a percentage of revenues	16.6%	13.5%
R&D expenses consist primarily of:
•Compensation expenses (including SBC) for engineering and technical employees responsible for R&D of our existing and new products and services;
•Depreciation;
•Equipment-related expenses; and
•Professional services fees primarily related to consulting and outsourcing services.
R&D expenses increased $665 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase was primarily due to an increase in compensation expenses of $861 million, largely resulting from a 10% increase in headcount. This increase was partially offset by a reduction in depreciation expense of $161 million including the effect of our change in the estimated useful life of our servers and certain network equipment.
Over time, R&D expenses as a percentage of revenues may fluctuate due to certain expenses that are generally less variable in nature and may not correlate to the changes in revenues. In addition, R&D expenses may be affected by a number of factors including continued investment in ads, Android, Chrome, Google Cloud, Google Play, hardware, machine learning, Other Bets, Search and YouTube.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2020	2021
Sales and marketing expenses	$4,500	$4,516
Sales and marketing expenses as a percentage of revenues	10.9%	8.2%
Sales and marketing expenses consist primarily of:
•Advertising and promotional expenditures related to our products and services; and
•Compensation expenses (including SBC) for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $16 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase was primarily due to an increase in compensation expenses of $368 million, largely resulting from an 8% increase in headcount. This increase was largely offset by decreases in advertising and promotional as well as travel and entertainment expenses totaling $268 million, primarily as a result of COVID-19.
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
General and Administrative
The following table presents our general and administrative expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2020	2021
General and administrative expenses	$2,880	$2,773
General and administrative expenses as a percentage of revenues	7.0%	5.0%
General and administrative expenses consist primarily of:
•Compensation expenses (including SBC) for employees in our finance, human resources, information technology, and legal organizations;
•Depreciation;
•Equipment-related expenses;
•Legal-related expenses; and
•Professional services fees primarily related to audit, information technology consulting, outside legal, and outsourcing services.
General and administrative expenses decreased $107 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The decrease was primarily driven by a $493 million decline in allowance for credit losses for accounts receivable, as the prior year period reflected a higher allowance related to the economic impact of COVID-19. The decrease was partially offset by $236 million in charges relating to certain legal matters.
Over time, general and administrative expenses as a percentage of revenues may fluctuate due to certain expenses that are generally less variable in nature and may not correlate to the changes in revenues, the effect of discrete items such as legal settlements, or allowances for credit losses for accounts receivable.
Segment Profitability
The following table presents our segment operating income (loss) (in millions). For comparative purposes, amounts in prior periods have been recast.

	Three Months Ended
	March 31,
	2020	2021
Operating income (loss):
Google Services	$11,548	$19,546
Google Cloud	(1,730)	(974)
Other Bets	(1,121)	(1,145)
Corporate costs, unallocated	(720)	(990)
Total income from operations	$7,977	$16,437
Google Services
Google services operating income increased $7,998 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase was due to growth in revenues partially offset by increases in TAC, content acquisition costs and compensation expenses. The increase in expenses was partially offset by a reduction in costs driven by the change in the estimated useful life of our servers and certain network equipment. The adverse effect of COVID-19 on prior period results also positively affected the year-over-year increase in operating income.
Google Cloud
Google Cloud operating loss decreased $756 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The decrease in operating loss was primarily driven by growth in revenues, partially offset by an increase in expenses, primarily driven by compensation expenses. The increase in expenses was partially offset by a reduction in costs driven by the change in the estimated useful life of our servers and certain network equipment.

Table of Contents	Alphabet Inc.
Other Bets
Other Bets operating loss increased $24 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase in operating loss was due to a combination of factors none of which were individually significant.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions):

	Three Months Ended
	March 31,
	2020	2021
Other income (expense), net	$(220)	$4,846
Other income (expense), net, increased $5,066 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The change was primarily driven by an increase in unrealized gains recognized for certain of our non-marketable equity securities of $5,624 million during the three months ended March 31, 2021, partially offset by an increase in accrued performance fees of $671 million.
Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of non-marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments. Fluctuations in the value of these investments has, and we expect will continue to, contribute to volatility of OI&E in future periods. For additional information about our investments, see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended
	March 31,
	2020	2021
Provision for income taxes	$921	$3,353
Effective tax rate	11.9%	15.8%
Our provision for income taxes and our effective tax rate increased from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase in the provision for income taxes and our effective tax rate is primarily due to an increase in pre-tax earnings, including in countries that have higher statutory rates, partially offset by an increase in the U.S. federal Foreign-Derived Intangible Income tax deduction benefit and stock-based compensation related tax benefit.
We expect our future effective tax rate to be affected by changes in pre-tax earnings, including the effect of countries with different statutory rates. Additionally, our future effective tax rate may be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, as well as certain discrete items.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of March 31, 2021, we had $135.1 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities.
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

Table of Contents	Alphabet Inc.
The following table presents our cash flows (in millions):

	Three Months Ended
	March 31,
	2020	2021
Net cash provided by operating activities	$11,451	$19,289
Net cash used in investing activities	$(1,847)	$(5,383)
Net cash used in financing activities	$(8,186)	$(13,606)
Cash Provided by Operating Activities
Our largest source of cash provided by our operations are advertising revenues generated by Google Search & other properties, Google Network properties and YouTube ads. Additionally, we generate cash through sales of apps, in-app purchases, digital content products, and hardware; and licensing and service fees including fees received for Google Cloud offerings and subscription-based products.
Our primary uses of cash from our operating activities include payments to our distribution and Google Network partners, for compensation and related costs, and for content acquisition costs. In addition, uses of cash from operating activities include hardware inventory costs, income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased from the three months ended March 31, 2020 to the three months ended March 31, 2021 primarily due to the net effect of increases in cash received from revenues and cash paid for cost of revenues and operating expenses, and changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of our investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the three months ended March 31, 2020 to the three months ended March 31, 2021 primarily due to a net decrease in maturities and sales of securities and increase in payments for acquisitions.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of repurchases of capital stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the three months ended March 31, 2020 to the three months ended March 31, 2021 primarily due to increases in cash payments for repurchases of capital stock and net payments related to stock-based award activities, and a decrease in proceeds from the sale of interest in consolidated entities.
Liquidity and Material Cash Requirements
We expect existing cash, cash equivalents, short-term marketable securities, cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
As of March 31, 2021, we had long-term taxes payable of $6.5 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2021, we had no commercial paper outstanding. As of March 31, 2021, we had $4 billion of revolving credit facilities with no amounts outstanding. In April 2021, we terminated the existing revolving credit facilities, which were scheduled to expire in July 2023, and entered into two new revolving credit facilities in the amounts of $4.0 billion and $6.0 billion, which

Table of Contents	Alphabet Inc.
will expire in April 2022 and April 2026, respectively. The interest rates for the new credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the new credit facilities.
As of March 31, 2021, we have senior unsecured notes outstanding due from 2021 through 2060 with a total carrying value of $13.8 billion. Refer to Note 5 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the notes.
In accordance with the authorizations of the Board of Directors of Alphabet, during the three months ended March 31, 2021 we repurchased and subsequently retired 5.7 million shares of Alphabet Class C capital stock for an aggregate amount of $11.4 billion. As of March 31, 2021, $6.3 billion remains authorized and available for repurchase. In April 2021, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $50.0 billion of its Class C capital stock. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. Refer to Note 10 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Capital Expenditures and Leases
We make investments in land and buildings for data centers and offices and information technology assets through purchases of property and equipment and lease arrangements to provide capacity for the growth of our services and products.
During the three months ended March 31, 2020 and 2021, we spent $6.0 billion and $5.9 billion on capital expenditures and recognized total operating lease assets of $770 million and $769 million, respectively. As of March 31, 2021, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 9 years, was $15.6 billion. As of March 31, 2021, we have entered into leases that have not yet commenced with future lease payments of $8.0 billion, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2021 and 2026 with non-cancelable lease terms of 1 to 25 years.
For the three months ended March 31, 2020 and 2021, our depreciation and impairment expenses on property and equipment were $2.9 billion and $2.5 billion, respectively. The change in estimated useful life of our servers and certain network equipment was effective beginning in fiscal year 2021. The effect of this change in accounting estimate was a reduction in depreciation expense of $835 million for the three months ended March 31, 2021. For the three months ended March 31, 2020 and 2021, our operating lease expenses (including variable lease costs), were $663 million and $794 million, respectively. Finance leases were not material for the three months ended March 31, 2020 and 2021.
Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and equity investment risks. Our exposure to market risk has not changed materially since December 31, 2020. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We rely extensively on information systems to manage our business and summarize and report operating results. In 2019, we began a multi-year implementation of a new global ERP system, which will replace much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. The implementation is expected to occur in phases over the next several years. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as the phased implementation of the new ERP system continues, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
As a result of COVID-19, our global workforce continued to operate primarily in a work from home environment for the quarter ended March 31, 2021. While we continue to evolve our work model in response to the uneven effects of the ongoing pandemic around the world, we believe that our internal controls over financial reporting continue to be effective. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.
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
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - 31	1,482	$1,805.11	1,482	$15,251
February 1 - 28	1,701	$2,078.47	1,701	$11,940
March 1 - 31	2,514	$2,062.45	2,514	$6,250
Total	5,697		5,697
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

ALPHABET INC.
April 27, 2021	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
April 27, 2021	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer