Form 10-Q
period 2021-06-30
Alphabet Inc.
filed 2021-07-28
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 20, 2021, there were 301,084,627 shares of Alphabet’s Class A common stock outstanding, 45,501,786 shares of Alphabet's Class B common stock outstanding, and 320,168,491 shares of Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2021

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
•the expected timing, amount, and impact of Alphabet Inc.'s share repurchases;
•our long-term sustainability and diversity goals;
•our expectation that the change in the estimated useful life of servers and certain network equipment will have a favorable, yet declining, effect on our 2021 operating results;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission ("SEC"), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated in this Quarterly Report on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated in this Quarterly Report on Form 10-Q, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2020	As of June 30, 2021
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,465	$23,630
Marketable securities	110,229	112,233
Total cash, cash equivalents, and marketable securities	136,694	135,863
Accounts receivable, net	30,930	31,967
Income taxes receivable, net	454	884
Inventory	728	907
Other current assets	5,490	6,076
Total current assets	174,296	175,697
Non-marketable investments	20,703	25,532
Deferred income taxes	1,084	1,153
Property and equipment, net	84,749	91,697
Operating lease assets	12,211	12,978
Intangible assets, net	1,445	1,626
Goodwill	21,175	22,406
Other non-current assets	3,953	4,298
Total assets	$319,616	$335,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,589	$4,708
Accrued compensation and benefits	11,086	10,088
Accrued expenses and other current liabilities	28,631	28,981
Accrued revenue share	7,500	7,438
Deferred revenue	2,543	2,715
Income taxes payable, net	1,485	1,811
Total current liabilities	56,834	55,741
Long-term debt	13,932	14,328
Deferred revenue, non-current	481	510
Income taxes payable, non-current	8,849	8,651
Deferred income taxes	3,561	4,703
Operating lease liabilities	11,146	11,619
Other long-term liabilities	2,269	2,270
Total liabilities	97,072	97,822
Contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share: 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 675,222 (Class A 300,730, Class B 45,843, Class C 328,649) and 667,637 (Class A 301,040, Class B 45,546, Class C 321,051) shares issued and outstanding	58,510	60,436
Accumulated other comprehensive income (loss)	633	190
Retained earnings	163,401	176,939
Total stockholders’ equity	222,544	237,565
Total liabilities and stockholders’ equity	$319,616	$335,387
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Revenues	$38,297	$61,880	$79,456	$117,194
Costs and expenses:
Cost of revenues	18,553	26,227	37,535	50,330
Research and development	6,875	7,675	13,695	15,160
Sales and marketing	3,901	5,276	8,401	9,792
General and administrative	2,585	3,341	5,465	6,114
Total costs and expenses	31,914	42,519	65,096	81,396
Income from operations	6,383	19,361	14,360	35,798
Other income (expense), net	1,894	2,624	1,674	7,470
Income before income taxes	8,277	21,985	16,034	43,268
Provision for income taxes	1,318	3,460	2,239	6,813
Net income	$6,959	$18,525	$13,795	$36,455

Basic net income per share of Class A and B common stock and Class C capital stock	$10.21	$27.69	$20.16	$54.32
Diluted net income per share of Class A and B common stock and Class C capital stock	$10.13	$27.26	$20.00	$53.54
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net income	$6,959	$18,525	$13,795	$36,455
Other comprehensive income (loss):
Change in foreign currency translation adjustment	284	366	(266)	(57)
Available-for-sale investments:
Change in net unrealized gains (losses)	867	(52)	1,365	(540)
Less: reclassification adjustment for net (gains) losses included in net income	(149)	(75)	(318)	(64)
Net change, net of income tax benefit (expense) of $(220), $37, $(301) and $172	718	(127)	1,047	(604)
Cash flow hedges:
Change in net unrealized gains (losses)	(86)	(42)	292	137
Less: reclassification adjustment for net (gains) losses included in net income	(115)	(4)	(137)	81
Net change, net of income tax benefit (expense) of $35, $15, $(46) and $(35)	(201)	(46)	155	218
Other comprehensive income (loss)	801	193	936	(443)
Comprehensive income	$7,760	$18,718	$14,731	$36,012
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended June 30, 2020
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2020	683,972	$53,688	$(1,097)	$151,068	$203,659
Common and capital stock issued	2,391	37	0	0	37
Stock-based compensation expense	0	3,413	0	0	3,413
Tax withholding related to vesting of restricted stock units and other	0	(1,558)	0	0	(1,558)
Repurchases of capital stock	(5,148)	(506)	0	(6,346)	(6,852)
Sale of interest in consolidated entities	0	863	0	0	863
Net income	0	0	0	6,959	6,959
Other comprehensive income (loss)	0	0	801	0	801
Balance as of June 30, 2020	681,215	$55,937	$(296)	$151,681	$207,322

	Six Months Ended June 30, 2020
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	688,335	$50,552	$(1,232)	$152,122	$201,442
Common and capital stock issued	4,516	143	0	0	143
Stock-based compensation expense	0	6,635	0	0	6,635
Tax withholding related to vesting of restricted stock units and other	0	(2,737)	0	0	(2,737)
Repurchases of capital stock	(11,636)	(1,112)	0	(14,236)	(15,348)
Sale of interest in consolidated entities	0	2,456	0	0	2,456
Net income	0	0	0	13,795	13,795
Other comprehensive income (loss)	0	0	936	0	936
Balance as of June 30, 2020	681,215	$55,937	$(296)	$151,681	$207,322

Table of Contents	Alphabet Inc.

	Three Months Ended June 30, 2021
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	671,094	$59,436	$(3)	$170,580	$230,013
Common and capital stock issued	1,919	1	0	0	1
Stock-based compensation expense	0	3,844	0	0	3,844
Tax withholding related to vesting of restricted stock units and other	0	(2,515)	0	0	(2,515)
Repurchases of capital stock	(5,376)	(630)	0	(12,166)	(12,796)
Sale of interest in consolidated entities	0	300	0	0	300
Net income	0	0	0	18,525	18,525
Other comprehensive income (loss)	0	0	193	0	193
Balance as of June 30, 2021	667,637	$60,436	$190	$176,939	$237,565

	Six Months Ended June 30, 2021
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	675,222	$58,510	$633	$163,401	$222,544
Common and capital stock issued	3,488	7	0	0	7
Stock-based compensation expense	0	7,632	0	0	7,632
Tax withholding related to vesting of restricted stock units and other	0	(4,749)	0	0	(4,749)
Repurchases of capital stock	(11,073)	(1,274)	0	(22,917)	(24,191)
Sale of interest in consolidated entities	0	310	0	0	310
Net income	0	0	0	36,455	36,455
Other comprehensive income (loss)	0	0	(443)	0	(443)
Balance as of June 30, 2021	667,637	$60,436	$190	$176,939	$237,565
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30,
	2020	2021
Operating activities
Net income	$13,795	$36,455
Adjustments:
Depreciation and impairment of property and equipment	6,077	5,255
Amortization and impairment of intangible assets	417	443
Stock-based compensation expense	6,573	7,548
Deferred income taxes	(416)	1,479
Gain on debt and equity securities, net	(1,040)	(7,634)
Other	669	(263)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,522	(867)
Income taxes, net	538	(297)
Other assets	(359)	(192)
Accounts payable	(689)	(1,112)
Accrued expenses and other liabilities	(2,099)	201
Accrued revenue share	(692)	29
Deferred revenue	148	134
Net cash provided by operating activities	25,444	41,179
Investing activities
Purchases of property and equipment	(11,396)	(11,438)
Purchases of marketable securities	(64,111)	(60,609)
Maturities and sales of marketable securities	65,874	60,667
Purchases of non-marketable investments	(1,311)	(1,412)
Maturities and sales of non-marketable investments	473	256
Acquisitions, net of cash acquired, and purchases of intangible assets	(355)	(1,974)
Other investing activities	531	53
Net cash used in investing activities	(10,295)	(14,457)
Financing activities
Net payments related to stock-based award activities	(2,716)	(4,637)
Repurchases of capital stock	(15,348)	(24,191)
Proceeds from issuance of debt, net of costs	1,898	7,599
Repayments of debt	(1,982)	(8,678)
Proceeds from sale of interest in consolidated entities, net	2,464	310
Net cash used in financing activities	(15,684)	(29,597)
Effect of exchange rate changes on cash and cash equivalents	(221)	40
Net decrease in cash and cash equivalents	(756)	(2,835)
Cash and cash equivalents at beginning of period	18,498	26,465
Cash and cash equivalents at end of period	$17,742	$23,630
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Unaudited Interim Financial Information
The Consolidated Balance Sheet as of June 30, 2021, the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2021, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2021, the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2020 and 2021 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2021 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2021, our results of operations for the three and six months ended June 30, 2020 and 2021, and our cash flows for the six months ended June 30, 2020 and 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
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
The allowance for credit losses on accounts receivable was $789 million and $579 million as of December 31, 2020 and June 30, 2021, respectively.
Change in Accounting Estimate
In January 2021, we completed an assessment of the useful lives of our servers and network equipment and adjusted the estimated useful life of our servers from three years to four years and the estimated useful life of certain network equipment from three years to five years. This change in accounting estimate was effective beginning in fiscal year 2021. Based on the carrying value of servers and certain network equipment as of December 31, 2020, and those acquired during the six months ended June 30, 2021, the effect of this change in estimate was a reduction in depreciation expense of $721 million and $1.6 billion and an increase in net income of $561 million and $1.2 billion, or $0.84 and $1.81 per basic and $0.83 and $1.78 per diluted share, for the three and six months ended June 30, 2021, respectively.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Revenue Recognition
The following table presents our revenues disaggregated by type (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Google Search & other	$21,319	$35,845	$45,821	$67,724
YouTube ads	3,812	7,002	7,850	13,007
Google Network	4,736	7,597	9,959	14,397
Google advertising	29,867	50,444	63,630	95,128
Google other	5,124	6,623	9,559	13,117
Google Services total	34,991	57,067	73,189	108,245
Google Cloud	3,007	4,628	5,784	8,675
Other Bets	148	192	283	390
Hedging gains (losses)	151	(7)	200	(116)
Total revenues	$38,297	$61,880	$79,456	$117,194
The following table presents our revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2021		2020		2021
United States	$17,999	47%	$28,208	46%	$36,869	47%	$53,240	45%
EMEA(1)	11,363	30	19,084	31	24,208	30	36,115	31
APAC(1)	6,945	18	11,231	18	14,183	18	21,686	19
Other Americas(1)	1,839	5	3,364	5	3,996	5	6,269	5
Hedging gains (losses)	151	0	(7)	0	200	0	(116)	0
Total revenues	$38,297	100%	$61,880	100%	$79,456	100%	$117,194	100%
(1)    Regions represent Europe, the Middle East, and Africa ("EMEA"); Asia-Pacific ("APAC"); and Canada and Latin America ("Other Americas").
Deferred Revenues and Remaining Performance Obligations
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google other. Our total deferred revenue was $3.0 billion and $3.2 billion as of December 31, 2020 and June 30, 2021, respectively. Of the total deferred revenue as of December 31, 2020, $1.8 billion was recognized as revenues during the six months ended June 30, 2021.
Additionally, we have performance obligations associated with commitments in customer contracts, primarily related to Google Cloud, for future services that have not yet been recognized as revenues, also referred to as remaining performance obligations. Remaining performance obligations include related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes (i) contracts with an original expected term of one year or less, (ii) cancellable contracts, and (iii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As of June 30, 2021, the amount not yet recognized as revenues from these commitments was $35.3 billion. We expect to recognize approximately half over the next 24 months with the remaining thereafter. However, the amount and timing of revenue recognition is largely driven by when the customer utilizes the services and our ability to deliver in accordance with relevant contract terms, which could affect our estimate of the remaining performance obligations and when we expect to recognize such as revenues.

Table of Contents	Alphabet Inc.
Note 3. Financial Instruments
Debt Securities
We classify our marketable debt securities, which are accounted for as available-for-sale, within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
For certain marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in other income (expense), net. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts. Unrealized net gains related to debt securities still held where we have elected the fair value option were $87 million and $52 million as of December 31, 2020 and June 30, 2021, respectively. As of December 31, 2020 and June 30, 2021, the fair value of these debt securities was $2.0 billion and $2.8 billion, respectively.
The following tables summarize our debt securities, for which we did not elect the fair value option, by significant investment categories (in millions):

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$3,564	$0	$0	$3,564	$3,564	$0
Government bonds	55,156	793	(9)	55,940	2,527	53,413
Corporate debt securities	31,521	704	(2)	32,223	8	32,215
Mortgage-backed and asset-backed securities	16,767	364	(7)	17,124	0	17,124
Total	$107,008	$1,861	$(18)	$108,851	$6,099	$102,752

	As of June 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$6,311	$0	$0	$6,311	$6,311	$0
Government bonds	50,959	497	(50)	51,406	404	51,002
Corporate debt securities	34,476	444	(41)	34,879	0	34,879
Mortgage-backed and asset-backed securities	17,098	199	(33)	17,264	0	17,264
Total	$108,844	$1,140	$(124)	$109,860	$6,715	$103,145
(1)    The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $306 million and $116 million for the three months ended June 30, 2020 and 2021, respectively, and $563 million and $251 million for the six months ended June 30, 2020 and 2021, respectively. We recognized gross realized losses of $88 million and $15 million for the three months ended June 30, 2020 and 2021, respectively, and $127 million and $151 million for the six months ended June 30, 2020 and 2021, respectively. We reflect these gains and losses as a component of other income (expense), net.

Table of Contents	Alphabet Inc.
The following table summarizes the estimated fair value of our investments in marketable debt securities by stated contractual maturity dates (in millions):

As of June 30, 2021
Due in 1 year or less	$20,663
Due in 1 year through 5 years	69,749
Due in 5 years through 10 years	3,297
Due after 10 years	12,245
Total	$105,954
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$5,516	$(9)	$3	$0	$5,519	$(9)
Corporate debt securities	1,999	(1)	0	0	1,999	(1)
Mortgage-backed and asset-backed securities	929	(5)	242	(2)	1,171	(7)
Total	$8,444	$(15)	$245	$(2)	$8,689	$(17)

	As of June 30, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$19,730	$(50)	$0	$0	$19,730	$(50)
Corporate debt securities	9,681	(24)	0	0	9,681	(24)
Mortgage-backed and asset-backed securities	5,044	(32)	174	(1)	5,218	(33)
Total	$34,455	$(106)	$174	$(1)	$34,629	$(107)
During the three and six months ended June 30, 2020 and 2021, we did not recognize any significant credit losses and the ending allowance balances for credit losses were immaterial as of December 31, 2020 and June 30, 2021.
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

Table of Contents	Alphabet Inc.
Gains and losses on marketable and non-marketable equity securities
Gains and losses reflected in other income (expense), net, for our marketable and non-marketable equity securities are summarized below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net gain (loss) on equity securities sold during the period	$18	$138	$233	$506
Net unrealized gain (loss) on equity securities held as of the end of the period	1,437	2,634	408	7,103
Total gain (loss) recognized in other income (expense), net	$1,455	$2,772	$641	$7,609
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

	Equity Securities Sold
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Total sale price	$590	$2,629	$1,499	$3,353
Total initial cost	424	409	685	766
Cumulative net gains(1)	$166	$2,220	$814	$2,587
(1)Cumulative net gains excludes cumulative losses of $684 million resulting from our equity derivatives, which hedged the changes in fair value of certain marketable equity securities sold during the second quarter of 2021. The associated derivative liabilities arising from these losses were settled against our holdings of the underlying equity securities.
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
(2)The long-term portion of marketable equity securities of $429 million is included within other non-current assets.

Table of Contents	Alphabet Inc.

	As of June 30, 2021
	Marketable Securities(2)	Non-Marketable Securities	Total
Total initial cost	$2,662	$14,743	$17,405
Cumulative net gain (loss)(1)	4,208	8,730	12,938
Carrying value(2)	$6,870	$23,473	$30,343
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $10.4 billion unrealized gains and $1.7 billion unrealized losses (including impairment).
(2)The long-term portion of marketable equity securities of $591 million is included within other non-current assets.
Marketable equity securities
The following table summarizes marketable equity securities measured at fair value by significant investment categories (in millions):

	As of December 31, 2020		As of June 30, 2021
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$12,210	$0	$9,516	$0
Marketable equity securities(1)(2)	0	5,470	0	6,514
	12,210	5,470	9,516	6,514
Level 2:
Mutual funds	0	388	0	356
Total	$12,210	$5,858	$9,516	$6,870
(1)The balance as of December 31, 2020 and June 30, 2021 includes investments that were reclassified from non-marketable equity securities following the commencement of public market trading of the issuers or acquisition by public entities (certain of which are subject to short-term lock-up restrictions).
(2)As of December 31, 2020 and June 30, 2021 the long-term portion of marketable equity securities of $429 million and $591 million, respectively, is included within other non-current assets.
Non-marketable equity securities
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Unrealized gains	$189	$1,852	$545	$5,128
Unrealized losses (including impairment)	(98)	(65)	(1,395)	(67)
Total unrealized gain (loss) for non-marketable equity securities	$91	$1,787	$(850)	$5,061
During the three months ended June 30, 2021, included in the $23.5 billion of non-marketable equity securities, $4.7 billion were measured at fair value primarily based on observable market transactions, resulting in a net unrealized gain of $1.8 billion.
Equity securities accounted for under the Equity Method
As of December 31, 2020 and June 30, 2021, equity securities accounted for under the equity method had a carrying value of approximately $1.4 billion and $1.6 billion, respectively. Our share of gains and losses including impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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
As of June 30, 2021, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $87 million, which is expected to be reclassified from AOCI into earnings within the next 12 months.
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

Table of Contents	Alphabet Inc.
securities, net component of other income (expense), net. See Note 6 for further details on other income (expense), net.
The gross notional amounts of our outstanding derivative instruments were as follows (in millions):

	As of December 31, 2020	As of June 30, 2021
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts
Cash flow hedges	$10,187	$15,941
Fair value hedges	$1,569	$2,578
Net investment hedges	$9,965	$10,167
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	$39,861	$43,795
Other contracts	$2,399	$2,933
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$33	$316	$349
Other contracts	Other current and non-current assets	0	16	16
Total		$33	$332	$365
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$395	$185	$580
Other contracts	Accrued expenses and other liabilities, current and non-current	0	942	942
Total		$395	$1,127	$1,522

		As of June 30, 2021
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$355	$115	$470
Other contracts	Other current and non-current assets	0	39	39
Total		$355	$154	$509
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$61	$201	$262
Other contracts	Accrued expenses and other liabilities, current and non-current	0	93	93
Total		$61	$294	$355

Table of Contents	Alphabet Inc.
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income ("OCI") are summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(44)	$(60)	$368	$102
Amount excluded from the assessment of effectiveness	(49)	(4)	3	45
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	(121)	(179)	(41)	199
Total	$(214)	$(243)	$330	$346
The effect of derivative instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income
	Three Months Ended
	June 30,
	2020		2021
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$38,297	$1,894	$61,880	$2,624

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$140	$0	$(3)	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	11	0	(4)	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	9	0	28
Derivatives designated as hedging instruments	0	(9)	0	(28)
Amount excluded from the assessment of effectiveness	0	1	0	2
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	33	0	21
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	(69)	0	(64)
Other Contracts	0	(211)	0	(142)
Total gains (losses)	$151	$(246)	$(7)	$(183)

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Six Months Ended
	June 30,
	2020		2021
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$79,456	$1,674	$117,194	$7,470

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$166	$0	$(108)	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	34	0	(8)	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	(8)	0	28
Derivatives designated as hedging instruments	0	8	0	(28)
Amount excluded from the assessment of effectiveness	0	2	0	4
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	111	0	41
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	160	0	(404)
Other Contracts	0	(239)	0	181
Total gains (losses)	$200	$34	$(116)	$(178)

Table of Contents	Alphabet Inc.
Offsetting of Derivatives
The gross amounts of our derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$397	$(32)	$365	$(295)	(1)	$(16)	$0	$54

	As of June 30, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$554	$(45)	$509	$(208)	(1)	$(190)	$0	$111
(1)The balances as of December 31, 2020 and June 30, 2021 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.
Offsetting of Liabilities

	As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$1,554	$(32)	$1,522	$(295)	(2)	$(1)	$(943)	$283

	As of June 30, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$400	$(45)	$355	$(208)	(2)	$(2)	$(86)	$59
(2)    The balances as of December 31, 2020 and June 30, 2021 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.

Table of Contents	Alphabet Inc.
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2020 and June 30, 2021, assets that can only be used to settle obligations of these VIEs were $5.7 billion and $7.3 billion, respectively. The liabilities for which creditors only have recourse to the VIEs were $2.3 billion for both periods.
Total noncontrolling interests ("NCI"), including redeemable noncontrolling interests ("RNCI"), in our consolidated subsidiaries was $3.9 billion and $4.4 billion as of December 31, 2020 and June 30, 2021, respectively. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of other income (expense), net. See Note 6 for further details on other income (expense), net.
Waymo
In June 2021, Waymo, a consolidated VIE, completed an investment round with additional funding of $2.5 billion, the majority of which represented investment from Alphabet. The investments from external parties were accounted for as equity transactions and resulted in recognition of noncontrolling interests. Waymo is a self-driving technology development company with a mission to make it safe and easy for people and things to get where they're going.
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
VIEs are generally based on the current carrying value of the investments and any future funding commitments. We have determined that the single source of our exposure to these VIEs is our capital investments in them. The carrying value and maximum exposure of these unconsolidated VIEs were not material as of December 31, 2020 and June 30, 2021.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2020 and June 30, 2021.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2020	As of June 30, 2021
Debt
2011-2020 Notes Issuances	2024 - 2060	0.45% - 3.38%	0.57% - 3.38%	$14,000	$13,000
Future finance lease payments, net(1)				1,201	1,608
Total debt				15,201	14,608
Unamortized discount and debt issuance costs				(169)	(163)
Less: Current portion of Notes(2)				(999)	0
Less: Current portion future finance lease payments, net(1)(2)				(101)	(117)
Total long-term debt				$13,932	$14,328
(1)Net of imputed interest.
(2)Total current portion of long-term debt is included within other accrued expenses and current liabilities. See Note 6.

Table of Contents	Alphabet Inc.
The notes in the table above are comprised of fixed-rate senior unsecured obligations and generally rank equally with each other. We may redeem the notes at any time in whole or in part at specified redemption prices. The effective interest rates are based on proceeds received with interest payable semi-annually.
The total estimated fair value of the outstanding notes, including the current portion, was approximately $14.0 billion and $12.4 billion as of December 31, 2020 and June 30, 2021, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2021, we have $10.0 billion of revolving credit facilities. No amounts were outstanding under the credit facilities as of December 31, 2020 and June 30, 2021.
In April 2021, we terminated the existing $4.0 billion revolving credit facilities, which were scheduled to expire in July 2023, and entered into two new revolving credit facilities in the amounts of $4.0 billion and $6.0 billion, which will expire in April 2022 and April 2026, respectively. The interest rates for the new credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the new credit facilities.
Note 6. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2020	As of June 30, 2021
Land and buildings	$49,732	$55,910
Information technology assets	45,906	51,188
Construction in progress	23,111	21,825
Leasehold improvements	7,516	7,951
Furniture and fixtures	197	201
Property and equipment, gross	126,462	137,075
Less: accumulated depreciation	(41,713)	(45,378)
Property and equipment, net	$84,749	$91,697
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2020	As of June 30, 2021
European Commission fines(1)	$10,409	$10,254
Payables to brokers for unsettled investment trades	754	966
Accrued customer liabilities	3,118	2,865
Accrued purchases of property and equipment	2,197	2,387
Current operating lease liabilities	1,694	2,037
Other accrued expenses and current liabilities	10,459	10,472
Accrued expenses and other current liabilities	$28,631	$28,981
(1)    Includes the effects of foreign exchange and interest. See Note 9 for further details.

Table of Contents	Alphabet Inc.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2019	$(2,003)	$812	$(41)	$(1,232)
Other comprehensive income (loss) before reclassifications	(266)	1,365	289	1,388
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	3	3
Amounts reclassified from AOCI	0	(318)	(137)	(455)
Other comprehensive income (loss)	(266)	1,047	155	936
Balance as of June 30, 2020	$(2,269)	$1,859	$114	$(296)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2020	$(864)	$1,612	$(115)	$633
Other comprehensive income (loss) before reclassifications	(57)	(540)	92	(505)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	45	45
Amounts reclassified from AOCI	0	(64)	81	17
Other comprehensive income (loss)	(57)	(604)	218	(443)
Balance as of June 30, 2021	$(921)	$1,008	$103	$190
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2020	2021	2020	2021
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$189	$96	$403	$82
	Benefit (provision) for income taxes	(40)	(21)	(85)	(18)
	Net of income tax	149	75	318	64
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	140	(3)	166	(108)
Interest rate contracts	Other income (expense), net	2	2	3	3
	Benefit (provision) for income taxes	(27)	5	(32)	24
	Net of income tax	115	4	137	(81)
Total amount reclassified, net of income tax		$264	$79	$455	$(17)

Table of Contents	Alphabet Inc.
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Interest income	$433	$389	$1,019	$734
Interest expense(1)	(13)	(76)	(34)	(152)
Foreign currency exchange gain (loss), net	(92)	(51)	(173)	62
Gain (loss) on debt securities, net	387	111	399	25
Gain (loss) on equity securities, net	1,455	2,772	641	7,609
Performance fees	(75)	(523)	(69)	(1,188)
Income (loss) and impairment from equity method investments, net	(54)	92	20	97
Other	(147)	(90)	(129)	283
Other income (expense), net	$1,894	$2,624	$1,674	$7,470
(1)Interest expense is net of interest capitalized of $57 million and $45 million for the three months ended June 30, 2020 and 2021, respectively, and $109 million and $92 million for the six months ended June 30, 2020 and 2021, respectively.
Note 7. Acquisitions
Fitbit
In January 2021, we closed the acquisition of Fitbit, Inc. for $2.1 billion. The addition of Fitbit to Google Services is expected to help spur innovation in wearable devices.
The assets acquired and liabilities assumed were recorded at fair value. The purchase price excludes post acquisition compensation arrangements. The purchase price was attributed to $440 million cash acquired, $590 million of intangible assets, $1.2 billion of goodwill and $92 million of net liabilities assumed. Goodwill was recorded in the Google Services segment and primarily attributable to synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2021 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2020	$18,517	$1,957	$701	$21,175
Acquisitions	1,221	5	1	1,227
Foreign currency translation and other adjustments	13	1	(10)	4
Balance as of June 30, 2021	$19,751	$1,963	$692	$22,406
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,639	$3,649	$990
Customer relationships	266	49	217
Trade names and other	699	461	238
Total	$5,604	$4,159	$1,445

Table of Contents	Alphabet Inc.

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,824	$3,927	$897
Customer relationships	464	93	371
Trade names and other	861	503	358
Total	$6,149	$4,523	$1,626
For all intangible assets acquired and purchased during the six months ended June 30, 2021, patents and developed technology have a weighted-average useful life of 4.0 years, customer relationships have a weighted-average useful life of 3.8 years, and trade names and other have a weighted-average useful life of 10.0 years.
Amortization expense relating to purchased intangible assets was $194 million and $215 million for the three months ended June 30, 2020 and 2021, respectively, and $398 million and $432 million for the six months ended June 30, 2020 and 2021, respectively.
As of June 30, 2021, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions):

Remainder of 2021	$430
2022	507
2023	226
2024	197
2025	74
Thereafter	192
Total	$1,626
Note 9. Contingencies
Indemnifications
In the normal course of business, including to facilitate transactions in our services and products and corporate activities, we indemnify certain parties, including advertisers, Google Network partners, customers of Google Cloud offerings, lessors, and service providers with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
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
As of June 30, 2021, we did not have any material indemnification claims that were probable or reasonably possible.
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

Table of Contents	Alphabet Inc.
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
From time to time we are subject to formal and informal inquiries and investigations on competition matters by regulatory authorities in the United States, Europe, and other jurisdictions. In August 2019, we began receiving civil investigative demands from the U.S. Department of Justice ("DOJ") requesting information and documents relating to our prior antitrust investigations and certain aspects of our business. The DOJ and a number of state Attorneys General filed a lawsuit on October 20, 2020 alleging that Google violated U.S. antitrust laws relating to Search and Search advertising. Separately, on December 16, 2020, a number of state Attorneys General filed an antitrust complaint against Google in the United States District Court for the Eastern District of Texas, alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology. On June 22, 2021, the EC opened a formal investigation into Google's advertising technology business practices. On July 7, 2021, a number of state Attorneys General filed an antitrust complaint against us in the United States District Court for the Northern District of California, alleging that Google’s operation of Android and Google Play violated U.S. antitrust laws and state antitrust and consumer protection laws. We believe these complaints are without merit and will defend ourselves vigorously. The DOJ and state Attorneys General continue their investigations into certain aspects of our business. We continue to cooperate with federal and state regulators in the United States, the EC, and other regulators around the world.
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

Table of Contents	Alphabet Inc.
of law. The Supreme Court remanded the case to the Federal Circuit for further proceedings in conformity with the Supreme Court opinion. On May 14, 2021, the Federal Circuit entered an order affirming the district court’s final judgment in favor of Google. On June 21, 2021, the Federal Circuit issued a mandate returning the case to the district court, and the case is now concluded.
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
Note 10. Stockholders' Equity
Share Repurchases
In July 2020, the Board of Directors of Alphabet authorized the company to repurchase up to $28.0 billion of its Class C capital stock, which was completed during the second quarter of 2021. In April 2021, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $50.0 billion of its Class C capital stock. In July 2021, the Alphabet board approved an amendment to the April 2021 authorization, permitting the company to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. As of June 30, 2021, $43.5 billion remains available for repurchase. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
During the three and six months ended June 30, 2021, we repurchased and subsequently retired 5.4 million and 11.1 million shares of Alphabet Class C capital stock for an aggregate amount of $12.8 billion and $24.2 billion, respectively.

Table of Contents	Alphabet Inc.
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended June 30,
	2020			2021
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$3,055	$473	$3,431	$8,321	$1,265	$8,939
Denominator
Number of shares used in per share computation	299,308	46,355	336,105	300,485	45,692	322,781
Basic net income per share	$10.21	$10.21	$10.21	$27.69	$27.69	$27.69
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$3,055	$473	$3,431	$8,321	$1,265	$8,939
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	473	0	0	1,265	0	0
Reallocation of undistributed earnings	(26)	(3)	26	(149)	(19)	149
Allocation of undistributed earnings	$3,502	$470	$3,457	$9,437	$1,246	$9,088
Denominator
Number of shares used in basic computation	299,308	46,355	336,105	300,485	45,692	322,781
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,355	0	0	45,692	0	0
Restricted stock units and other contingently issuable shares	92	0	5,164	15	0	10,639
Number of shares used in per share computation	345,755	46,355	341,269	346,192	45,692	333,420
Diluted net income per share	$10.13	$10.13	$10.13	$27.26	$27.26	$27.26

Table of Contents	Alphabet Inc.

	Six Months Ended June 30,
	2020			2021
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$6,042	$935	$6,818	$16,330	$2,485	$17,640
Denominator
Number of shares used in per share computation	299,642	46,383	338,092	300,610	45,742	324,737
Basic net income per share	$20.16	$20.16	$20.16	$54.32	$54.32	$54.32
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$6,042	$935	$6,818	$16,330	$2,485	$17,640
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	935	0	0	2,485	0	0
Reallocation of undistributed earnings	(53)	(7)	53	(269)	(36)	269
Allocation of undistributed earnings	$6,924	$928	$6,871	$18,546	$2,449	$17,909
Denominator
Number of shares used in basic computation	299,642	46,383	338,092	300,610	45,742	324,737
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,383	0	0	45,742	0	0
Restricted stock units and other contingently issuable shares	135	0	5,394	17	0	9,736
Number of shares used in per share computation	346,160	46,383	343,486	346,369	45,742	334,473
Diluted net income per share	$20.00	$20.00	$20.00	$53.54	$53.54	$53.54
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended June 30, 2020 and 2021, total stock-based compensation ("SBC") expense was $3.5 billion and $4.0 billion, including amounts associated with awards we expect to settle in Alphabet stock of $3.3 billion and $3.7 billion, respectively. For the six months ended June 30, 2020 and 2021, total SBC expense was $6.8 billion and $7.8 billion, including amounts associated with awards we expect to settle in Alphabet stock of $6.5 billion and $7.4 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units ("RSUs") in Alphabet stock for the six months ended June 30, 2021:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2020	19,288,793	$1,262.13
Granted	9,082,093	$1,810.91
Vested	(5,491,338)	$1,315.93
Forfeited/canceled	(973,555)	$1,396.04
Unvested as of June 30, 2021	21,905,993	$1,475.11
As of June 30, 2021, there was $30.6 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.

Table of Contents	Alphabet Inc.
Note 13. Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Provision for income taxes	$1,318	$3,460	$2,239	$6,813
Effective tax rate	15.9%	15.7%	14.0%	15.7%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $3.8 billion and $4.6 billion as of December 31, 2020 and June 30, 2021, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.6 billion and $3.2 billion as of December 31, 2020 and June 30, 2021, respectively. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
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
Unallocated corporate costs primarily include corporate initiatives, corporate shared costs, such as finance and legal, including certain fines and settlements, as well as costs associated with certain shared research and development activities. Additionally, hedging gains (losses) related to revenue are included in corporate costs.
Our Chief Operating Decision Maker does not evaluate operating segments using asset information.

Table of Contents	Alphabet Inc.
Information about segments during the periods presented were as follows (in millions). For comparative purposes, amounts in prior periods have been recast:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Revenues:
Google Services	$34,991	$57,067	$73,189	$108,245
Google Cloud	3,007	4,628	5,784	8,675
Other Bets	148	192	283	390
Hedging gains (losses)	151	(7)	200	(116)
Total revenues	$38,297	$61,880	$79,456	$117,194

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Operating income (loss):
Google Services	$9,539	$22,343	$21,087	$41,889
Google Cloud	(1,426)	(591)	(3,156)	(1,565)
Other Bets	(1,116)	(1,398)	(2,237)	(2,543)
Corporate costs, unallocated	(614)	(993)	(1,334)	(1,983)
Total income from operations	$6,383	$19,361	$14,360	$35,798
For revenues by geography, see Note 2.
The following table presents our long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2020	As of June 30, 2021
Long-lived assets:
United States	$69,315	$74,993
International	27,645	29,682
Total long-lived assets	$96,960	$104,675

Table of Contents	Alphabet Inc.
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
During the first half of 2021, we continued to benefit from elevated consumer activity online and broad-based increases in advertiser spending. We remained focused on innovating and investing in the services we offer to consumers and businesses to support our long-term growth. For example, we continued to invest in our technical infrastructure and data centers. Additionally, our margins benefited from revenue growth while many of our expenses remained less variable in nature and/or may not correlate to changes in revenues. These factors, combined with the adverse impact of COVID-19 in the prior year, particularly during the quarter ended June 30, 2020, positively affected year-over-year growth trends. Further, year-over-year trends benefited from a reduction in depreciation expense due to the change in the estimated useful life of our servers and certain network equipment beginning in the first quarter of 2021; we expect the effect of this change in estimate to decline through the remainder of the year (for further details see Note 1 of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q). The COVID-19 pandemic continues to evolve, be unpredictable and affect our business and financial results. Our past results may not be indicative of our future performance, and historical trends in our financial results may differ materially.
See Part II Item 7, "Impact of COVID-19" in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

Table of Contents	Alphabet Inc.
Executive Overview
The following table summarizes our consolidated financial results (in millions, except for per share information and percentages).

	Three Months Ended
	June 30,
	2020	2021
Revenues	$38,297	$61,880
Change in revenues year over year	(2)%	62%
Change in constant currency revenues year over year	0%	57%

Operating income	$6,383	$19,361
Operating margin	17%	31%

Other income (expense), net	$1,894	$2,624

Net Income	$6,959	$18,525
Diluted EPS	$10.13	$27.26
•Total revenues were $61.9 billion, an increase of 62% year over year, primarily driven by an increase in Google Services segment revenues of $22.1 billion or 63% and an increase in Google Cloud segment revenues of $1.6 billion or 54%. The adverse effect of COVID-19 on the prior year comparable period's advertising revenues contributed to the year-over-year increase. Revenues from the United States, EMEA, APAC, and Other Americas were $28.2 billion, $19.1 billion, $11.2 billion, and $3.4 billion, respectively.
•Total cost of revenues was $26.2 billion, an increase of 41% year over year. TAC was $10.9 billion, an increase of 63% year over year, primarily driven by an increase in revenues subject to TAC. Other cost of revenues were $15.3 billion, an increase of 29% year over year, affected by a reduction in depreciation expense due to the change in the estimated useful life of our servers and certain network equipment.
•Operating expenses (excluding cost of revenues) were $16.3 billion, an increase of 22% year over year, primarily driven by headcount growth and increases in advertising and promotional expenses as well as charges related to legal matters.
Other information
•Operating cash flow was $21.9 billion for the three months ended June 30, 2021.
•Capital expenditures, which primarily included investments in technical infrastructure, were $5.5 billion for the three months ended June 30, 2021.
•Number of employees was 144,056 as of June 30, 2021.
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
Unallocated corporate costs primarily include corporate initiatives, corporate shared costs, such as finance and legal, including certain fines and settlements, as well as costs associated with certain shared research and development activities. Additionally, hedging gains (losses) related to revenue are included in corporate costs.
Financial Results
Revenues
The following table presents our revenues by type (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Google Search & other	$21,319	$35,845	$45,821	$67,724
YouTube ads	3,812	7,002	7,850	13,007
Google Network	4,736	7,597	9,959	14,397
Google advertising	29,867	50,444	63,630	95,128
Google other	5,124	6,623	9,559	13,117
Google Services total	34,991	57,067	73,189	108,245
Google Cloud	3,007	4,628	5,784	8,675
Other Bets	148	192	283	390
Hedging gains (losses)	151	(7)	200	(116)
Total revenues	$38,297	$61,880	$79,456	$117,194
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
Google Search & other
Google Search & other revenues increased $14.5 billion and $21.9 billion from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021, respectively. The increase was primarily driven by a number of interrelated factors as well as the adverse effect of COVID-19 on the prior year comparable period. The interrelated factors included increases in search queries resulting from growth in user adoption and usage, primarily on mobile devices, growth in advertiser spending, and improvements we have made in ad formats and delivery. The adverse effect of COVID-19 on prior year comparable period revenues included a shift in user activity to less commercial topics and reduced advertiser spend.
YouTube ads
YouTube ads revenues increased $3.2 billion from the three months ended June 30, 2020 to the three months ended June 30, 2021, driven by growth for our brand and direct response advertising products. The increase in revenues of $5.2 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021 was driven by our direct response and brand advertising products. Growth for our brand advertising products was driven by both increased spending by our advertisers in the current period and the adverse effect of COVID-19 on prior year comparable period revenues. Growth for our direct response advertising products was primarily driven by increased advertiser spending as well as improvements to ad formats and delivery.
Google Network
Google Network revenues increased $2.9 billion and $4.4 billion from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021, respectively. The increase was primarily driven by strength in Google Ad Manager and AdMob. The increase was also affected by reduced advertiser spending driven by the effect of COVID-19 in the prior year comparable period.
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
Paid clicks and cost-per-click
The following table presents changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Paid clicks change	26%	25%
Cost-per-click change	31%	16%

Table of Contents	Alphabet Inc.
Paid clicks increased from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021 primarily driven by a number of interrelated factors, including an increase in search queries resulting from growth in user adoption and usage, primarily on mobile devices; an increase in clicks relating to ads on Google Play; continued growth in advertiser activity; improvements we have made in ad formats and delivery; and the adverse effect of COVID-19 on the prior year comparable period when we experienced a shift to less commercial search activity and a reduction in advertiser spending. The increase in cost-per-click was primarily driven by the adverse effect of COVID-19 on the prior year comparable period as well as the effect of a combination of factors including changes in device mix, geographic mix, ongoing product changes, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Impressions and cost-per-impression
The following table presents changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Impressions change	(1)%	3%
Cost-per-impression change	63%	39%
Impressions decreased from the three months ended June 30, 2020 to the three months ended June 30, 2021 primarily driven by a decline in impressions related to AdSense, partially offset by growth in AdMob. Impressions increased from the six months ended June 30, 2020 to the six months ended June 30, 2021 primarily driven by growth in AdMob and Google Ad Manager, partially offset by a decline in impressions related to AdSense.
The increase in cost-per-impression from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021 was primarily driven by the adverse effect of COVID-19 on the prior year comparable period when we experienced a reduction in advertiser spending as well as the effect of a combination of factors including ongoing product and policy changes and improvements we have made in ad formats and delivery, changes in device mix, geographic mix, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
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
Google other revenues increased $1.5 billion and $3.6 billion from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021, respectively. The growth was primarily driven by YouTube non-advertising, Devices and Services and Google Play. Growth for YouTube non-advertising was primarily driven by an increase in paid subscribers. Growth for Devices and Services reflects the inclusion of Fitbit revenues, as the acquisition closed in January 2021. Growth for Google Play was primarily driven by sales of apps and in-app purchases.
Over time, our growth rate for Google other revenues may be affected by the seasonality associated with new product and service launches as well as market dynamics.
Google Cloud
Our Google Cloud revenues increased $1.6 billion and $2.9 billion from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021, respectively. The growth was primarily driven by GCP followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in GCP.
Over time, our growth rate for Google Cloud revenues may be affected by customer usage, market dynamics, as well as new product and service launches.

Table of Contents	Alphabet Inc.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
United States	47%	46%	47%	45%
EMEA	30%	31%	30%	31%
APAC	18%	18%	18%	19%
Other Americas	5%	5%	5%	5%
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
Constant currency information compares results between periods as if exchange rates had remained constant period over period. We define constant currency revenues as total revenues excluding the effect of foreign exchange rate movements and hedging activities, and use it to determine the constant currency revenue percentage change on a year-over-year basis. Constant currency revenues are calculated by translating current period revenues using prior period exchange rates, as well as excluding any hedging effects realized in the current period.
Constant currency revenue percentage change is calculated by determining the change in current period revenues over prior period revenues where current period foreign currency revenues are translated using prior period exchange rates and hedging effects are excluded from revenues of both periods.
These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.

Table of Contents	Alphabet Inc.
The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
EMEA revenues	$11,363	$19,084	$24,208	$36,115
Exclude foreign exchange effect on current period revenues using prior year rates	361	(1,425)	596	(2,354)
EMEA constant currency revenues	$11,724	$17,659	$24,804	$33,761
Prior period EMEA revenues	$12,313	$11,363	$23,981	$24,208
EMEA revenue percentage change	(8)%	68%	1%	49%
EMEA constant currency revenue percentage change	(5)%	55%	3%	39%

APAC revenues	$6,945	$11,231	$14,183	$21,686
Exclude foreign exchange effect on current period revenues using prior year rates	105	(350)	166	(713)
APAC constant currency revenues	$7,050	$10,881	$14,349	$20,973
Prior period APAC revenues	$6,536	$6,945	$12,632	$14,183
APAC revenue percentage change	6%	62%	12%	53%
APAC constant currency revenue percentage change	8%	57%	14%	48%

Other Americas revenues	$1,839	$3,364	$3,996	$6,269
Exclude foreign exchange effect on current period revenues using prior year rates	240	(112)	336	79
Other Americas constant currency revenues	$2,079	$3,252	$4,332	$6,348
Prior period Other Americas revenues	$2,124	$1,839	$4,030	$3,996
Other Americas revenue percentage change	(13)%	83%	(1)%	57%
Other Americas constant currency revenue percentage change	(2)%	77%	7%	59%

United States revenues	$17,999	$28,208	$36,869	$53,240
United States revenue percentage change	1%	57%	7%	44%

Hedging gains (losses)	$151	$(7)	$200	$(116)
Total revenues	$38,297	$61,880	$79,456	$117,194
Total constant currency revenues	$38,852	$60,000	$80,354	$114,322
Prior period revenues, excluding hedging effect(1)	$38,836	$38,146	$75,038	$79,256
Total revenue percentage change	(2)%	62%	6%	47%
Total constant currency revenue percentage change	0%	57%	7%	44%
(1)    Total revenues and hedging gains (losses) were $38,944 million and $108 million, respectively, for the three months ended June 30, 2019 and $75,283 million and $245 million, respectively, for the six months ended June 30, 2019.
EMEA revenue percentage change from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021 was favorably affected by foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Euro and British pound.
APAC revenue percentage change from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021 was favorably affected by foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Australian dollar.
Other Americas revenue percentage change from the three months ended June 30, 2020 to the three months ended June 30, 2021 was favorably affected by changes in foreign currency exchange rates, primarily due to the

Table of Contents	Alphabet Inc.
U.S. dollar weakening relative to the Canadian dollar. Other Americas revenue percentage change from the six months ended June 30, 2020 to the six months ended June 30, 2021 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real, partially offset by the U.S. dollar weakening relative to the Canadian dollar.
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
•Inventory related costs for hardware we sell.
The following tables present our cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
TAC	$6,694	$10,929	$14,146	$20,641
Other cost of revenues	11,859	15,298	23,389	29,689
Total cost of revenues	$18,553	$26,227	$37,535	$50,330
Total cost of revenues as a percentage of revenues	48.4%	42.4%	47.2%	42.9%
Cost of revenues increased $7.7 billion from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase was due to increases in TAC and other cost of revenues of $4.2 billion and $3.4 billion, respectively. Cost of revenues increased $12.8 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase was due to increases in TAC and other cost of revenues of $6.5 billion and $6.3 billion, respectively.
The increase in other cost of revenues from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021 was primarily due to increases in content acquisition costs primarily for YouTube as well as data center and other operations costs. The increase in data center and other operations costs was partially offset by a reduction in depreciation expense due to the change in the estimated useful life of our servers and certain network equipment beginning in the first quarter of 2021.
The increase in TAC from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021 was due to increases in TAC paid to distribution partners and to Google Network partners, primarily driven by growth in revenues subject to TAC.
The TAC rate decreased from 22.4% to 21.7% from the three months ended June 30, 2020 to the three months ended June 30, 2021 and decreased from 22.2% to 21.7% from the six months ended June 30, 2020 to the six months ended June 30, 2021 primarily due to a revenue mix shift from Google Network properties to Google properties. The TAC rate on Google properties revenues and the TAC rate on Google Network properties revenues were both substantially consistent from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021.

Table of Contents	Alphabet Inc.
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
•Costs related to hardware sales; and
•Increased proportion of non-advertising revenues, which generally have higher costs of revenues, relative to our advertising revenues.
Research and Development
The following table presents our R&D expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Research and development expenses	$6,875	$7,675	$13,695	$15,160
Research and development expenses as a percentage of revenues	18.0%	12.4%	17.2%	12.9%
R&D expenses consist primarily of:
•Compensation expenses (including SBC) for engineering and technical employees responsible for R&D of our existing and new products and services;
•Depreciation;
•Equipment-related expenses; and
•Professional services fees primarily related to consulting and outsourcing services.
R&D expenses increased $800 million from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase was primarily due to an increase in compensation expenses of $836 million, largely resulting from a 12% increase in headcount.
R&D expenses increased $1.5 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase was primarily due to an increase in compensation expenses of $1.7 billion, largely resulting from a 10% increase in headcount. This increase was partially offset by a reduction in depreciation expense of $315 million including the effect of our change in the estimated useful life of our servers and certain network equipment.
Over time, R&D expenses as a percentage of revenues may fluctuate due to certain expenses that are generally less variable in nature and may not correlate to the changes in revenues. In addition, R&D expenses may be affected by a number of factors including continued investment in ads, Android, Chrome, Google Cloud, Google Maps, Google Play, hardware, machine learning, Other Bets, Search and YouTube.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Sales and marketing expenses	$3,901	$5,276	$8,401	$9,792
Sales and marketing expenses as a percentage of revenues	10.2%	8.5%	10.6%	8.4%

Table of Contents	Alphabet Inc.
Sales and marketing expenses consist primarily of:
•Advertising and promotional expenditures related to our products and services; and
•Compensation expenses (including SBC) for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $1.4 billion from the three months ended June 30, 2020 to the three months ended June 30, 2021, primarily driven by an increase in advertising and promotional activities of $808 million and compensation expenses of $496 million. The increase in advertising and promotional activities was largely affected by reduced spending in the prior year comparable period as a result of COVID-19. The increase in compensation expenses was largely due to a 13% increase in headcount.
Sales and marketing expenses increased $1.4 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily driven by an increase in compensation expenses of $864 million and advertising and promotional activities of $672 million. The increase in compensation expenses was largely due to an 11% increase in headcount. The increase in advertising and promotional activities was largely affected by reduced spending in the prior year comparable period as a result of COVID-19.
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
General and Administrative
The following table presents our general and administrative expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
General and administrative expenses	$2,585	$3,341	$5,465	$6,114
General and administrative expenses as a percentage of revenues	6.7%	5.4%	6.9%	5.2%
General and administrative expenses consist primarily of:
•Compensation expenses (including SBC) for employees in our finance, human resources, information technology, and legal organizations;
•Depreciation;
•Equipment-related expenses;
•Legal-related expenses; and
•Professional services fees primarily related to audit, information technology consulting, outside legal, and outsourcing services.
General and administrative expenses increased $756 million from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase was primarily driven by a $796 million increase in charges relating to legal matters. The increase was partially offset by a $246 million decline in allowance for credit losses for accounts receivable.
General and administrative expenses increased $649 million from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase was primarily driven by a $1.0 billion increase in charges relating to legal matters. The increase was partially offset by a $739 million decline in allowance for credit losses for accounts receivable, as the prior year comparable period reflected a higher allowance related to the economic impact of COVID-19.
Over time, general and administrative expenses as a percentage of revenues may fluctuate due to certain expenses that are generally less variable in nature and may not correlate to the changes in revenues, the effect of discrete items such as legal settlements, or allowances for credit losses for accounts receivable.

Table of Contents	Alphabet Inc.
Segment Profitability
The following table presents our segment operating income (loss) (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Operating income (loss):
Google Services	$9,539	$22,343	$21,087	$41,889
Google Cloud	(1,426)	(591)	(3,156)	(1,565)
Other Bets	(1,116)	(1,398)	(2,237)	(2,543)
Corporate costs, unallocated	(614)	(993)	(1,334)	(1,983)
Total income from operations	$6,383	$19,361	$14,360	$35,798
Google Services
Google Services operating income increased $12.8 billion from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase was due to growth in revenues partially offset by increases in TAC, content acquisition costs, as well as charges related to certain legal matters and compensation expenses. The increase in expenses was partially offset by a reduction in costs driven by the change in the estimated useful life of our servers and certain network equipment. The adverse effect of COVID-19 on the prior year comparable period results positively affected the year-over-year increase in operating income.
Google Services operating income increased $20.8 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase was due to growth in revenues partially offset by increases in TAC, content acquisition costs, compensation expenses and charges related to certain legal matters. The increase in expenses was partially offset by a reduction in costs driven by the change in the estimated useful life of our servers and certain network equipment. The adverse effect of COVID-19 on prior year comparable period results positively affected the year-over-year increase in operating income.
Google Cloud
Google Cloud operating loss decreased $835 million and $1.6 billion from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021, respectively. The decrease in operating loss was primarily driven by growth in revenues, partially offset by an increase in expenses, primarily driven by compensation expenses. The increase in expenses was partially offset by a reduction in costs driven by the change in the estimated useful life of our servers and certain network equipment.
Other Bets
Other Bets operating loss increased $282 million and $306 million from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021, respectively. The increase in operating loss was primarily driven by increases in valuation-based compensation charges.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Other income (expense), net	$1,894	$2,624	$1,674	$7,470
Other income (expense), net, increased $730 million from the three months ended June 30, 2020 to the three months ended June 30, 2021. The change was primarily driven by an increase in unrealized gains recognized for our non-marketable equity securities of $1.7 billion during the three months ended June 30, 2021, partially offset by a decrease in net unrealized gains recognized for our marketable equity securities of $499 million and an increase in accrued performance fees of $448 million.
Other income (expense), net, increased $5.8 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021. The change was primarily driven by increases in net unrealized gains recognized for our marketable and non-marketable equity securities of $784 million, $5.9 billion, respectively, during the six months ended June 30, 2021, partially offset by an increase in accrued performance fees of $1.1 billion.

Table of Contents	Alphabet Inc.
Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of non-marketable equity securities. Changes in our share of gains and losses in equity method investments may fluctuate. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments. Fluctuations in the value of these investments has, and we expect will continue to, contribute to volatility of OI&E in future periods. For additional information about our investments, see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Provision for income taxes	$1,318	$3,460	$2,239	$6,813
Effective tax rate	15.9%	15.7%	14.0%	15.7%
Our effective tax rate was substantially consistent from the three months ended June 30, 2020 to the three months ended June 30, 2021. The change in the effective tax rate was primarily due to an increase in the stock-based compensation related tax benefit and a discrete impact from the initial establishment of a valuation allowance in 2020 for our net deferred tax assets that are not likely to be realized relating to certain of our Other Bets, largely offset by an increase in pre-tax earnings, including in countries that have higher statutory rates.
Our provision for income taxes increased from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase in the provision for income taxes was primarily due to an increase in pre-tax earnings, including in countries that have higher statutory rates, partially offset by an increase in the stock-based compensation related tax benefit and a discrete impact from the initial establishment of a valuation allowance in 2020 for our net deferred tax assets that are not likely to be realized relating to certain of our Other Bets.
Our provision for income taxes and our effective tax rate increased from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase in the provision for income taxes and our effective tax rate was primarily due to an increase in pre-tax earnings, including in countries that have higher statutory rates, partially offset by an increase in the U.S. federal Foreign-Derived Intangible Income tax deduction benefit and the stock-based compensation related tax benefit.
We expect our future effective tax rate to be affected by changes in pre-tax earnings, including the effect of countries with different statutory rates. Additionally, our future effective tax rate may be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or regulations, as well as certain discrete items.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of June 30, 2021, we had $135.9 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities.
Sources, Uses of Cash and Related Trends
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. The primary use of capital continues to be to invest for the long-term growth of the business. We regularly evaluate our cash and capital structure, including the size, pace and form of capital return to stockholders.

Table of Contents	Alphabet Inc.
The following table presents our cash flows (in millions):

	Six Months Ended
	June 30,
	2020	2021
Net cash provided by operating activities	$25,444	$41,179
Net cash used in investing activities	$(10,295)	$(14,457)
Net cash used in financing activities	$(15,684)	$(29,597)
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
Net cash provided by operating activities increased from the six months ended June 30, 2020 to the six months ended June 30, 2021 primarily due to the net effect of increases in cash received from revenues and cash paid for cost of revenues and operating expenses, and changes in operating assets and liabilities, including the timing of income tax payments.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of our investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the six months ended June 30, 2020 to the six months ended June 30, 2021 primarily due to a net decrease in maturities and sales of securities and increase in payments for acquisitions.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of repurchases of capital stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the six months ended June 30, 2020 to the six months ended June 30, 2021 primarily due to increases in cash payments for repurchases of capital stock, net payments related to stock-based award activities and repayment of debt, and a decrease in proceeds from the sale of interest in consolidated entities.
Liquidity and Material Cash Requirements
We expect existing cash, cash equivalents, short-term marketable securities, cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
As of June 30, 2021, we had long-term taxes payable of $5.7 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
We have a short-term debt financing program of up to $5.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2021, we had no commercial paper outstanding. As of June 30, 2021, we had $10.0 billion of revolving credit facilities with no

Table of Contents	Alphabet Inc.
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
As of June 30, 2021, we have senior unsecured notes outstanding due from 2024 through 2060 with a total carrying value of $12.8 billion. Refer to Note 5 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the notes.
In accordance with the authorizations of the Board of Directors of Alphabet, during the six months ended June 30, 2021, we repurchased and subsequently retired 11.1 million shares of Alphabet Class C capital stock for an aggregate amount of $24.2 billion, respectively. In April 2021, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $50.0 billion of its Class C capital stock. In July 2021, the Alphabet board approved an amendment to the April 2021 authorization, permitting the company to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. As of June 30, 2021, $43.5 billion remains authorized and available for repurchase. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. Refer to Note 10 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Capital Expenditures and Leases
We make investments in land and buildings for data centers and offices and information technology assets through purchases of property and equipment and lease arrangements to provide capacity for the growth of our services and products.
During the six months ended June 30, 2020 and 2021, we spent $11.4 billion and $11.4 billion on capital expenditures and recognized total operating lease assets of $1.4 billion and $1.6 billion, respectively. As of June 30, 2021, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 9 years, was $15.8 billion. As of June 30, 2021, we have entered into leases that have not yet commenced with future lease payments of $7.4 billion, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2021 and 2026 with non-cancelable lease terms of 1 to 25 years.
For the six months ended June 30, 2020 and 2021, our depreciation and impairment expenses on property and equipment were $6.1 billion and $5.3 billion, respectively. The change in estimated useful life of our servers and certain network equipment was effective beginning in fiscal year 2021. The effect of this change in accounting estimate was a reduction in depreciation expense of $1.6 billion for the six months ended June 30, 2021. For the six months ended June 30, 2020 and 2021, our operating lease expenses (including variable lease costs), were $1.4 billion and $1.6 billion, respectively. Finance leases were not material for the six months ended June 30, 2020 and 2021.
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

Table of Contents	Alphabet Inc.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We rely extensively on information systems to manage our business and summarize and report operating results. In 2019, we began a multi-year implementation of a new global enterprise resource planning ("ERP") system, which will replace much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. The implementation is expected to continue in phases over the next few years. During the quarter ended June 30, 2021, we completed the implementation of certain of our subledgers, which included changes to our financial close processes, procedures and internal controls over financial reporting. As we continue with our phased implementation, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
Other than the implementation of the subledgers as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of COVID-19, our global workforce continued to operate primarily in a work from home environment for the quarter ended June 30, 2021. While we continue to evolve our work model in response to the uneven effects of the ongoing pandemic around the world, we believe that our internal controls over financial reporting continue to be effective. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.
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
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Below are changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2020.
We cannot guarantee that any share repurchase program will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of our stock prices and could diminish our cash reserves.
We engage in share repurchases of our Class A and Class C stock from time to time in accordance with authorizations from the Board of Directors of Alphabet. Our repurchase program does not have an expiration date and does not obligate Alphabet to repurchase any specific dollar amount or to acquire any specific number of shares. Further, our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock.
The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.
Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share, and our Class C capital stock has no voting rights. As of June 30, 2021, Larry Page and Sergey Brin beneficially owned approximately 85.3% of our outstanding Class B common stock, which represented approximately 51.5% of the voting power of our outstanding common stock. Through their stock ownership, Larry and Sergey have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could continue Larry and Sergey’s current relative voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. The share repurchases made pursuant to our repurchase program may also affect Larry and Sergey’s relative voting power. This concentrated control limits or severely restricts other stockholders’ ability to influence corporate matters and we may take actions that some of our stockholders do not view as beneficial, which could reduce the market price of our Class A common stock and our Class C capital stock.

Table of Contents	Alphabet Inc.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class C capital stock during the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - 30	1,599	$2,279.07	1,599	$52,605
May 1 - 31	1,918	$2,351.68	1,918	$48,095
June 1 - 30	1,859	$2,496.57	1,859	$43,454
Total	5,376		5,376
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
(2)    Average price paid per share includes costs associated with the repurchases.

Table of Contents	Alphabet Inc.
ITEM 6.EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.01	⬥	Alphabet Inc. 2021 Stock Plan	Current Report on Form 8-K (File No. 001-37580)	June 4, 2021
10.01.1	⬥ *	Alphabet Inc. 2021 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement
10.01.2	⬥ *	Alphabet Inc. 2021 Stock Plan - Form of Alphabet Non-CEO Performance Stock Unit Agreement
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

⬥	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
July 27, 2021	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
July 27, 2021	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer