Form 10-Q
period 2021-09-30
Alphabet Inc.
filed 2021-10-27
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 19, 2021, there were 300,809,676 shares of Alphabet’s Class A common stock outstanding, 45,216,540 shares of Alphabet's Class B common stock outstanding, and 317,737,778 shares of Alphabet's Class C capital stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2021

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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2020	As of September 30, 2021
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,465	$23,719
Marketable securities	110,229	118,284
Total cash, cash equivalents, and marketable securities	136,694	142,003
Accounts receivable, net	30,930	34,047
Income taxes receivable, net	454	753
Inventory	728	1,278
Other current assets	5,490	6,029
Total current assets	174,296	184,110
Non-marketable investments	20,703	26,101
Deferred income taxes	1,084	1,195
Property and equipment, net	84,749	94,631
Operating lease assets	12,211	12,918
Intangible assets, net	1,445	1,549
Goodwill	21,175	22,623
Other non-current assets	3,953	4,276
Total assets	$319,616	$347,403
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,589	$4,616
Accrued compensation and benefits	11,086	12,170
Accrued expenses and other current liabilities	28,631	30,113
Accrued revenue share	7,500	7,745
Deferred revenue	2,543	2,968
Income taxes payable, net	1,485	4,170
Total current liabilities	56,834	61,782
Long-term debt	13,932	14,288
Deferred revenue, non-current	481	510
Income taxes payable, non-current	8,849	8,984
Deferred income taxes	3,561	3,551
Operating lease liabilities	11,146	11,471
Other long-term liabilities	2,269	2,250
Total liabilities	97,072	102,836
Contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 675,222 (Class A 300,730, Class B 45,843, Class C 328,649) and 664,682 (Class A 300,801, Class B 45,261, Class C 318,620) shares issued and outstanding	58,510	61,193
Accumulated other comprehensive income (loss)	633	(408)
Retained earnings	163,401	183,782
Total stockholders’ equity	222,544	244,567
Total liabilities and stockholders’ equity	$319,616	$347,403
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Revenues	$46,173	$65,118	$125,629	$182,312
Costs and expenses:
Cost of revenues	21,117	27,621	58,652	77,951
Research and development	6,856	7,694	20,551	22,854
Sales and marketing	4,231	5,516	12,632	15,308
General and administrative	2,756	3,256	8,221	9,370
Total costs and expenses	34,960	44,087	100,056	125,483
Income from operations	11,213	21,031	25,573	56,829
Other income (expense), net	2,146	2,033	3,820	9,503
Income before income taxes	13,359	23,064	29,393	66,332
Provision for income taxes	2,112	4,128	4,351	10,941
Net income	$11,247	$18,936	$25,042	$55,391

Basic net income per share of Class A and B common stock and Class C capital stock	$16.55	$28.44	$36.69	$82.76
Diluted net income per share of Class A and B common stock and Class C capital stock	$16.40	$27.99	$36.38	$81.53
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Net income	$11,247	$18,936	$25,042	$55,391
Other comprehensive income (loss):
Change in foreign currency translation adjustment	459	(614)	193	(671)
Available-for-sale investments:
Change in net unrealized gains (losses)	(19)	(159)	1,346	(699)
Less: reclassification adjustment for net (gains) losses included in net income	(73)	(57)	(391)	(121)
Net change, net of income tax benefit (expense) of $27, $63, $(274) and $235	(92)	(216)	955	(820)
Cash flow hedges:
Change in net unrealized gains (losses)	(48)	292	244	429
Less: reclassification adjustment for net (gains) losses included in net income	23	(60)	(114)	21
Net change, net of income tax benefit (expense) of $8, $(54), $(38) and $(89)	(25)	232	130	450
Other comprehensive income (loss)	342	(598)	1,278	(1,041)
Comprehensive income	$11,589	$18,338	$26,320	$54,350
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended September 30, 2020
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2020	681,215	$55,937	$(296)	$151,681	$207,322
Common and capital stock issued	1,669	15	0	0	15
Stock-based compensation expense	0	3,230	0	0	3,230
Tax withholding related to vesting of restricted stock units and other	0	(1,339)	0	0	(1,339)
Repurchases of capital stock	(5,160)	(536)	0	(7,361)	(7,897)
Sale of interest in consolidated entities	0	0	0	0	0
Net income	0	0	0	11,247	11,247
Other comprehensive income (loss)	0	0	342	0	342
Balance as of September 30, 2020	677,724	$57,307	$46	$155,567	$212,920

	Nine Months Ended September 30, 2020
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	688,335	$50,552	$(1,232)	$152,122	$201,442
Common and capital stock issued	6,185	158	0	0	158
Stock-based compensation expense	0	9,865	0	0	9,865
Tax withholding related to vesting of restricted stock units and other	0	(4,076)	0	0	(4,076)
Repurchases of capital stock	(16,796)	(1,648)	0	(21,597)	(23,245)
Sale of interest in consolidated entities	0	2,456	0	0	2,456
Net income	0	0	0	25,042	25,042
Other comprehensive income (loss)	0	0	1,278	0	1,278
Balance as of September 30, 2020	677,724	$57,307	$46	$155,567	$212,920

Table of Contents	Alphabet Inc.

	Three Months Ended September 30, 2021
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	667,637	$60,436	$190	$176,939	$237,565
Common and capital stock issued	1,626	1	0	0	1
Stock-based compensation expense	0	3,914	0	0	3,914
Tax withholding related to vesting of restricted stock units and other	0	(2,641)	0	0	(2,641)
Repurchases of common and capital stock	(4,581)	(517)	0	(12,093)	(12,610)
Sale of interest in consolidated entities	0	0	0	0	0
Net income	0	0	0	18,936	18,936
Other comprehensive income (loss)	0	0	(598)	0	(598)
Balance as of September 30, 2021	664,682	$61,193	$(408)	$183,782	$244,567

	Nine Months Ended September 30, 2021
	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	675,222	$58,510	$633	$163,401	$222,544
Common and capital stock issued	5,114	8	0	0	8
Stock-based compensation expense	0	11,546	0	0	11,546
Tax withholding related to vesting of restricted stock units and other	0	(7,390)	0	0	(7,390)
Repurchases of common and capital stock	(15,654)	(1,791)	0	(35,010)	(36,801)
Sale of interest in consolidated entities	0	310	0	0	310
Net income	0	0	0	55,391	55,391
Other comprehensive income (loss)	0	0	(1,041)	0	(1,041)
Balance as of September 30, 2021	664,682	$61,193	$(408)	$183,782	$244,567
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	September 30,
	2020	2021
Operating activities
Net income	$25,042	$55,391
Adjustments:
Depreciation and impairment of property and equipment	9,366	8,340
Amortization and impairment of intangible assets	606	662
Stock-based compensation expense	9,768	11,422
Deferred income taxes	(280)	192
Gain on debt and equity securities, net	(3,055)	(9,792)
Other	875	(199)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,079)	(3,276)
Income taxes, net	469	2,744
Other assets	(592)	(1,447)
Accounts payable	(269)	(874)
Accrued expenses and other liabilities	891	2,763
Accrued revenue share	277	386
Deferred revenue	428	406
Net cash provided by operating activities	42,447	66,718
Investing activities
Purchases of property and equipment	(16,802)	(18,257)
Purchases of marketable securities	(104,932)	(95,106)
Maturities and sales of marketable securities	97,751	92,126
Purchases of non-marketable investments	(1,864)	(2,068)
Maturities and sales of non-marketable investments	598	590
Acquisitions, net of cash acquired, and purchases of intangible assets	(368)	(2,233)
Other investing activities	125	441
Net cash used in investing activities	(25,492)	(24,507)
Financing activities
Net payments related to stock-based award activities	(4,073)	(7,239)
Repurchases of common and capital stock	(23,245)	(36,801)
Proceeds from issuance of debt, net of costs	11,761	13,949
Repayments of debt	(2,043)	(15,070)
Proceeds from sale of interest in consolidated entities, net	2,462	310
Net cash used in financing activities	(15,138)	(44,851)
Effect of exchange rate changes on cash and cash equivalents	(186)	(106)
Net increase (decrease) in cash and cash equivalents	1,631	(2,746)
Cash and cash equivalents at beginning of period	18,498	26,465
Cash and cash equivalents at end of period	$20,129	$23,719
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Unaudited Interim Financial Information
The Consolidated Balance Sheet as of September 30, 2021, the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2021, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2021, the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2020 and 2021 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2021 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2021, our results of operations for the three and nine months ended September 30, 2020 and 2021, and our cash flows for the nine months ended September 30, 2020 and 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
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
The allowance for credit losses on accounts receivable was $789 million and $567 million as of December 31, 2020 and September 30, 2021, respectively.
Change in Accounting Estimate
In January 2021, we completed an assessment of the useful lives of our servers and network equipment and adjusted the estimated useful life of our servers from three years to four years and the estimated useful life of certain network equipment from three years to five years. This change in accounting estimate was effective beginning in fiscal year 2021. Based on the carrying value of servers and certain network equipment as of December 31, 2020, and those acquired during the nine months ended September 30, 2021, the effect of this change in estimate was a reduction in depreciation expense of $591 million and $2.1 billion and an increase in net income of $460 million and $1.7 billion, or $0.69 and $2.50 per basic share and $0.68 and $2.46 per diluted share, for the three and nine months ended September 30, 2021, respectively.

Table of Contents	Alphabet Inc.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.
Note 2. Revenues
Revenue Recognition
The following table presents our revenues disaggregated by type (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Google Search & other	$26,338	$37,926	$72,159	$105,650
YouTube ads	5,037	7,205	12,887	20,212
Google Network	5,720	7,999	15,679	22,396
Google advertising	37,095	53,130	100,725	148,258
Google other	5,478	6,754	15,037	19,871
Google Services total	42,573	59,884	115,762	168,129
Google Cloud	3,444	4,990	9,228	13,665
Other Bets	178	182	461	572
Hedging gains (losses)	(22)	62	178	(54)
Total revenues	$46,173	$65,118	$125,629	$182,312
The following table presents our revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2021		2020		2021
United States	$21,442	47%	$29,824	46%	$58,311	47%	$83,064	46%
EMEA(1)	13,924	30	19,839	30	38,132	30	55,954	31
APAC(1)	8,458	18	11,705	18	22,641	18	33,391	18
Other Americas(1)	2,371	5	3,688	6	6,367	5	9,957	5
Hedging gains (losses)	(22)	0	62	0	178	0	(54)	0
Total revenues	$46,173	100%	$65,118	100%	$125,629	100%	$182,312	100%
(1)    Regions represent Europe, the Middle East, and Africa ("EMEA"); Asia-Pacific ("APAC"); and Canada and Latin America ("Other Americas").
Deferred Revenues and Remaining Performance Obligations
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google other. Our total deferred revenue was $3.0 billion and $3.5 billion as of December 31, 2020 and September 30, 2021, respectively. Of the total deferred revenue as of December 31, 2020, $2.1 billion was recognized as revenues during the nine months ended September 30, 2021.
Additionally, we have performance obligations associated with commitments in customer contracts, primarily related to Google Cloud, for future services that have not yet been recognized as revenues, also referred to as remaining performance obligations. Remaining performance obligations include related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes (i) contracts with an original expected term of one year or less, (ii) cancellable contracts, and (iii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As of September 30, 2021, the amount not yet recognized as revenues from these commitments was $37.1 billion. We expect to recognize approximately half over the next 24 months with the remaining thereafter. However, the amount and timing of revenue recognition is largely driven by when the customer utilizes the services and our ability to deliver in accordance with relevant contract terms, which could affect our estimate of the remaining performance obligations and when we expect to recognize such as revenues.

Table of Contents	Alphabet Inc.
Note 3. Financial Instruments
Debt Securities
We classify our marketable debt securities, which are accounted for as available-for-sale, within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
For certain marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in other income (expense), net. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts. Unrealized net gains related to debt securities still held where we have elected the fair value option were $87 million and $22 million as of December 31, 2020 and September 30, 2021, respectively. As of December 31, 2020 and September 30, 2021, the fair value of these debt securities was $2.0 billion and $3.0 billion, respectively.
The following tables summarize our debt securities, for which we did not elect the fair value option, by significant investment categories (in millions):

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$3,564	$0	$0	$3,564	$3,564	$0
Government bonds	55,156	793	(9)	55,940	2,527	53,413
Corporate debt securities	31,521	704	(2)	32,223	8	32,215
Mortgage-backed and asset-backed securities	16,767	364	(7)	17,124	0	17,124
Total	$107,008	$1,861	$(18)	$108,851	$6,099	$102,752

	As of September 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$5,277	$0	$0	$5,277	$5,277	$0
Government bonds	53,793	371	(93)	54,071	3	54,068
Corporate debt securities	35,156	362	(51)	35,467	0	35,467
Mortgage-backed and asset-backed securities	18,327	172	(44)	18,455	0	18,455
Total	$112,553	$905	$(188)	$113,270	$5,280	$107,990
(1)The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $127 million and $109 million for the three months ended September 30, 2020 and 2021, respectively, and $690 million and $360 million for the nine months ended September 30, 2020 and 2021, respectively. We recognized gross realized losses of $8 million and $29 million for the three months ended September 30, 2020 and 2021, respectively, and $135 million and $180 million for the nine months ended September 30, 2020 and 2021, respectively. We reflect these gains and losses as a component of other income (expense), net.

Table of Contents	Alphabet Inc.
The following table summarizes the estimated fair value of our investments in marketable debt securities by stated contractual maturity dates (in millions):

As of September 30, 2021
Due in 1 year or less	$19,074
Due in 1 year through 5 years	73,675
Due in 5 years through 10 years	4,207
Due after 10 years	13,993
Total	$110,949
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$5,516	$(9)	$3	$0	$5,519	$(9)
Corporate debt securities	1,999	(1)	0	0	1,999	(1)
Mortgage-backed and asset-backed securities	929	(5)	242	(2)	1,171	(7)
Total	$8,444	$(15)	$245	$(2)	$8,689	$(17)

	As of September 30, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$28,507	$(92)	$54	$(1)	$28,561	$(93)
Corporate debt securities	11,293	(19)	245	(2)	11,538	(21)
Mortgage-backed and asset-backed securities	8,371	(41)	188	(3)	8,559	(44)
Total	$48,171	$(152)	$487	$(6)	$48,658	$(158)
During the three and nine months ended September 30, 2020 and 2021, we did not recognize any significant credit losses and the ending allowance balances for credit losses were immaterial as of December 31, 2020 and September 30, 2021.
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

Table of Contents	Alphabet Inc.
Gains and losses on marketable and non-marketable equity securities
Gains and losses reflected in other income (expense), net, for our marketable and non-marketable equity securities are summarized below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Net gain (loss) on equity securities sold during the period	$(5)	$(36)	$426	$545
Net unrealized gain (loss) on equity securities held as of the end of the period	1,904	2,157	2,114	9,185
Total gain (loss) recognized in other income (expense), net	$1,899	$2,121	$2,540	$9,730
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

	Equity Securities Sold
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Total sale price	$1,389	$1,199	$2,888	$4,553
Total initial cost	1,146	188	1,831	955
Cumulative net gains(1)	$243	$1,011	$1,057	$3,598
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
(2)The long-term portion of marketable equity securities of $429 million is included within other non-current assets.

	As of September 30, 2021
	Marketable Securities(2)	Non-Marketable Securities	Total
Total initial cost	$2,823	$14,944	$17,767
Cumulative net gain (loss)(1)	4,954	9,194	14,148
Carrying value(2)	$7,777	$24,138	$31,915
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $10.9 billion unrealized gains and $1.7 billion unrealized losses (including impairment).
(2)The long-term portion of marketable equity securities of $443 million is included within other non-current assets.

Table of Contents	Alphabet Inc.
Marketable equity securities
The following table summarizes marketable equity securities measured at fair value by significant investment categories (in millions):

	As of December 31, 2020		As of September 30, 2021
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$12,210	$0	$10,732	$0
Marketable equity securities(1)(2)	0	5,470	0	7,430
	12,210	5,470	10,732	7,430
Level 2:
Mutual funds	0	388	0	347
Total	$12,210	$5,858	$10,732	$7,777
(1)The balance as of December 31, 2020 and September 30, 2021 includes investments that were reclassified from non-marketable equity securities following the commencement of public market trading of the issuers or acquisition by public entities (certain of which are subject to short-term lock-up restrictions).
(2)As of December 31, 2020 and September 30, 2021 the long-term portion of marketable equity securities of $429 million and $443 million, respectively, is included within other non-current assets.
Non-marketable equity securities
The following is a summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Unrealized gains	$1,225	$1,260	$1,770	$6,245
Unrealized losses (including impairment)	(27)	(37)	(1,413)	(98)
Total unrealized gain (loss) for non-marketable equity securities	$1,198	$1,223	$357	$6,147
During the three months ended September 30, 2021, included in the $24.1 billion of non-marketable equity securities, $2.5 billion were measured at fair value resulting in a net unrealized gain of $1.2 billion.
Equity securities accounted for under the Equity Method
As of December 31, 2020 and September 30, 2021, equity securities accounted for under the equity method had a carrying value of approximately $1.4 billion and $1.5 billion, respectively. Our share of gains and losses including impairment are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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
As of September 30, 2021, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $357 million, which is expected to be reclassified from AOCI into earnings within the next 12 months.
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

Table of Contents	Alphabet Inc.
The gross notional amounts of our outstanding derivative instruments were as follows (in millions):

	As of December 31, 2020	As of September 30, 2021
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts
Cash flow hedges	$10,187	$16,058
Fair value hedges	$1,569	$2,502
Net investment hedges	$9,965	$9,934
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	$39,861	$36,763
Other contracts	$2,399	$4,107
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$33	$316	$349
Other contracts	Other current and non-current assets	0	16	16
Total		$33	$332	$365
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$395	$185	$580
Other contracts	Accrued expenses and other liabilities, current and non-current	0	942	942
Total		$395	$1,127	$1,522

		As of September 30, 2021
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$505	$63	$568
Other contracts	Other current and non-current assets	0	65	65
Total		$505	$128	$633
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$1	$141	$142
Other contracts	Accrued expenses and other liabilities, current and non-current	0	179	179
Total		$1	$320	$321

Table of Contents	Alphabet Inc.
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income ("OCI") are summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(37)	$336	$331	$438
Amount excluded from the assessment of effectiveness	(23)	18	(20)	63
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	(371)	212	(412)	411
Total	$(431)	$566	$(101)	$912
 The effect of derivative instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income
	Three Months Ended
	September 30,
	2020		2021
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$46,173	$2,146	$65,118	$2,033

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$(28)	$0	$65	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	6	0	(3)	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	14	0	(69)
Derivatives designated as hedging instruments	0	(14)	0	69
Amount excluded from the assessment of effectiveness	0	0	0	2
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	20	0	19
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	382	0	(148)
Other Contracts	0	(181)	0	(88)
Total gains (losses)	$(22)	$221	$62	$(215)

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Nine Months Ended
	September 30,
	2020		2021
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$125,629	$3,820	$182,312	$9,503

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$138	$0	$(43)	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	40	0	(11)	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	6	0	(41)
Derivatives designated as hedging instruments	0	(6)	0	41
Amount excluded from the assessment of effectiveness	0	2	0	6
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	131	0	60
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	542	0	(552)
Other Contracts	0	(420)	0	93
Total gains (losses)	$178	$255	$(54)	$(393)

Table of Contents	Alphabet Inc.
Offsetting of Derivatives
The gross amounts of our derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$397	$(32)	$365	$(295)	(1)	$(16)	$0	$54

	As of September 30, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$667	$(34)	$633	$(129)	(1)	$(426)	$(13)	$65
(1)The balances as of December 31, 2020 and September 30, 2021 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.
Offsetting of Liabilities

	As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$1,554	$(32)	$1,522	$(295)	(2)	$(1)	$(943)	$283

	As of September 30, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$355	$(34)	$321	$(129)	(2)	$(1)	$(173)	$18
(2)    The balances as of December 31, 2020 and September 30, 2021 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2020 and September 30, 2021, assets that can only be used to settle obligations of these VIEs were $5.7 billion and $6.8 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.3 billion and $2.5 billion, respectively.
Total noncontrolling interests ("NCI"), including redeemable noncontrolling interests ("RNCI"), in our consolidated subsidiaries was $3.9 billion and $4.4 billion as of December 31, 2020 and September 30, 2021,

Table of Contents	Alphabet Inc.
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
VIEs are generally based on the current carrying value of the investments and any future funding commitments. We have determined that the single source of our exposure to these VIEs is our capital investments in them. The carrying value and maximum exposure of these unconsolidated VIEs were not material as of December 31, 2020 and September 30, 2021.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper, which increased from $5.0 billion in September 2021. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2020 and September 30, 2021.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2020	As of September 30, 2021
Debt
2011-2020 Notes Issuances	2024 - 2060	0.45% - 3.38%	0.57% - 3.38%	$14,000	$13,000
Future finance lease payments, net(1)				1,201	1,696
Total debt				15,201	14,696
Unamortized discount and debt issuance costs				(169)	(159)
Less: Current portion of Notes(2)				(999)	0
Less: Current portion future finance lease payments, net(1)(2)				(101)	(249)
Total long-term debt				$13,932	$14,288
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
The total estimated fair value of the outstanding notes, including the current portion, was approximately $14.0 billion and $12.3 billion as of December 31, 2020 and September 30, 2021, respectively. The fair value was

Table of Contents	Alphabet Inc.
determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2021, we have $10.0 billion of revolving credit facilities. No amounts were outstanding under the credit facilities as of December 31, 2020 and September 30, 2021.
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
Note 6. Supplemental Financial Statement Information
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2020	As of September 30, 2021
Land and buildings	$49,732	$57,268
Information technology assets	45,906	53,549
Construction in progress	23,111	22,494
Leasehold improvements	7,516	8,391
Furniture and fixtures	197	202
Property and equipment, gross	126,462	141,904
Less: accumulated depreciation	(41,713)	(47,273)
Property and equipment, net	$84,749	$94,631
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2020	As of September 30, 2021
European Commission fines(1)	$10,409	$10,073
Payables to brokers for unsettled investment trades	754	1,510
Accrued customer liabilities	3,118	3,039
Accrued purchases of property and equipment	2,197	2,309
Current operating lease liabilities	1,694	2,101
Other accrued expenses and current liabilities	10,459	11,081
Accrued expenses and other current liabilities	$28,631	$30,113
(1)    Includes the effects of foreign exchange and interest. See Note 9 for further details.

Table of Contents	Alphabet Inc.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2019	$(2,003)	$812	$(41)	$(1,232)
Other comprehensive income (loss) before reclassifications	193	1,346	264	1,803
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(20)	(20)
Amounts reclassified from AOCI	0	(391)	(114)	(505)
Other comprehensive income (loss)	193	955	130	1,278
Balance as of September 30, 2020	$(1,810)	$1,767	$89	$46

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2020	$(864)	$1,612	$(115)	$633
Other comprehensive income (loss) before reclassifications	(671)	(699)	366	(1,004)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	63	63
Amounts reclassified from AOCI	0	(121)	21	(100)
Other comprehensive income (loss)	(671)	(820)	450	(1,041)
Balance as of September 30, 2021	$(1,535)	$792	$335	$(408)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2020	2021	2020	2021
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$93	$73	$496	$155
	Benefit (provision) for income taxes	(20)	(16)	(105)	(34)
	Net of income tax	73	57	391	121
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	(28)	65	138	(43)
Interest rate contracts	Other income (expense), net	1	1	4	4
	Benefit (provision) for income taxes	4	(6)	(28)	18
	Net of income tax	(23)	60	114	(21)
Total amount reclassified, net of income tax		$50	$117	$505	$100

Table of Contents	Alphabet Inc.
Other Income (Expense), Net
The components of other income (expense), net, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Interest income	$460	$387	$1,479	$1,121
Interest expense(1)	(48)	(77)	(82)	(229)
Foreign currency exchange gain (loss), net	(84)	(139)	(257)	(77)
Gain (loss) on debt securities, net	116	37	515	62
Gain (loss) on equity securities, net	1,899	2,121	2,540	9,730
Performance fees	(135)	(492)	(204)	(1,680)
Income (loss) and impairment from equity method investments, net	26	188	46	285
Other	(88)	8	(217)	291
Other income (expense), net	$2,146	$2,033	$3,820	$9,503
(1)Interest expense is net of interest capitalized of $53 million and $40 million for the three months ended September 30, 2020 and 2021, respectively, and $162 million and $132 million for the nine months ended September 30, 2020 and 2021, respectively.
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
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2020	$18,517	$1,957	$701	$21,175
Acquisitions	1,306	47	102	1,455
Foreign currency translation and other adjustments	4	0	(11)	(7)
Balance as of September 30, 2021	$19,827	$2,004	$792	$22,623
Other Intangible Assets
Information regarding purchased intangible assets were as follows (in millions):

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,639	$3,649	$990
Customer relationships	266	49	217
Trade names and other	699	461	238
Total	$5,604	$4,159	$1,445

Table of Contents	Alphabet Inc.

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,818	$4,045	$773
Customer relationships	483	118	365
Trade names and other	946	535	411
Total	$6,247	$4,698	$1,549
For all intangible assets acquired and purchased during the nine months ended September 30, 2021, patents and developed technology have a weighted-average useful life of 4.0 years, customer relationships have a weighted-average useful life of 4.3 years, and trade names and other have a weighted-average useful life of 9.9 years.
Amortization expense relating to purchased intangible assets was $189 million and $219 million for the three months ended September 30, 2020 and 2021, respectively, and $587 million and $651 million for the nine months ended September 30, 2020 and 2021, respectively.
As of September 30, 2021, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions):

Remainder of 2021	$214
2022	512
2023	241
2024	215
2025	81
Thereafter	286
Total	$1,549
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
As of September 30, 2021, we did not have any material indemnification claims that were probable or reasonably possible.
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
Other
We are also regularly subject to claims, suits, regulatory and government investigations, other proceedings, and consent decrees involving competition, intellectual property, privacy, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Such claims, suits, regulatory and government investigations, other proceedings, and consent decrees could result in substantial fines and penalties, injunctive relief, ongoing auditing and monitoring obligations, changes to our products and services, alterations to our business models and operations, and collateral related civil litigation or other adverse consequences, all of which could harm our business, reputation, financial condition, and operating results.
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
Note 10. Stockholders' Equity
Share Repurchases
In April 2021, the Board of Directors of Alphabet authorized the company to repurchase up to $50.0 billion of its Class C stock. In July 2021, the Alphabet board approved an amendment to the April 2021 authorization, permitting the company to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. As of September 30, 2021, $30.8 billion remains available for repurchase of Class A and Class C shares under the amended authorization. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
In accordance with the authorization of the Board of Directors of Alphabet, during the three and nine months ended September 30, 2021, we repurchased and subsequently retired 4.6 million and 15.7 million aggregate shares for $12.6 billion and $36.8 billion, respectively. Of the aggregate amount repurchased and subsequently retired during the three months ended September 30, 2021, 0.5 million shares were Class A stock for $1.5 billion.

Table of Contents	Alphabet Inc.
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended September 30,
	2020			2021
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$4,973	$763	$5,511	$8,548	$1,291	$9,097
Denominator
Number of shares used in per share computation	300,411	46,108	332,930	300,519	45,404	319,835
Basic net income per share	$16.55	$16.55	$16.55	$28.44	$28.44	$28.44
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$4,973	$763	$5,511	$8,548	$1,291	$9,097
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	763	0	0	1,291	0	0
Reallocation of undistributed earnings	(53)	(7)	53	(156)	(20)	156
Allocation of undistributed earnings	$5,683	$756	$5,564	$9,683	$1,271	$9,253
Denominator
Number of shares used in basic computation	300,411	46,108	332,930	300,519	45,404	319,835
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,108	0	0	45,404	0	0
Restricted stock units and other contingently issuable shares	47	0	6,355	14	0	10,747
Number of shares used in per share computation	346,566	46,108	339,285	345,937	45,404	330,582
Diluted net income per share	$16.40	$16.40	$16.40	$27.99	$27.99	$27.99

Table of Contents	Alphabet Inc.

	Nine Months Ended September 30,
	2020			2021
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$11,004	$1,697	$12,341	$24,867	$3,776	$26,748
Denominator
Number of shares used in per share computation	299,934	46,266	336,361	300,482	45,622	323,208
Basic net income per share	$36.69	$36.69	$36.69	$82.76	$82.76	$82.76
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$11,004	$1,697	$12,341	$24,867	$3,776	$26,748
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,697	0	0	3,776	0	0
Reallocation of undistributed earnings	(103)	(14)	103	(424)	(56)	424
Allocation of undistributed earnings	$12,598	$1,683	$12,444	$28,219	$3,720	$27,172
Denominator
Number of shares used in basic computation	299,934	46,266	336,361	300,482	45,622	323,208
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	46,266	0	0	45,622	0	0
Restricted stock units and other contingently issuable shares	105	0	5,715	16	0	10,073
Number of shares used in per share computation	346,305	46,266	342,076	346,120	45,622	333,281
Diluted net income per share	$36.38	$36.38	$36.38	$81.53	$81.53	$81.53
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended September 30, 2020 and 2021, total stock-based compensation ("SBC") expense was $3.3 billion and $3.9 billion, including amounts associated with awards we expect to settle in Alphabet stock of $3.1 billion and $3.8 billion, respectively. For the nine months ended September 30, 2020 and 2021, total SBC expense was $10.1 billion and $11.7 billion, including amounts associated with awards we expect to settle in Alphabet stock of $9.6 billion and $11.2 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for our unvested restricted stock units ("RSUs") in Alphabet stock for the nine months ended September 30, 2021:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2020	19,288,793	$1,262.13
Granted	9,849,733	$1,883.76
Vested	(7,984,196)	$1,334.16
Forfeited/canceled	(1,471,948)	$1,411.50
Unvested as of September 30, 2021	19,682,382	$1,538.30
As of September 30, 2021, there was $28.2 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years.

Table of Contents	Alphabet Inc.
Note 13. Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Provision for income taxes	$2,112	$4,128	$4,351	$10,941
Effective tax rate	15.8%	17.9%	14.8%	16.5%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $3.8 billion and $5.3 billion as of December 31, 2020 and September 30, 2021, respectively. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.6 billion and $3.7 billion as of December 31, 2020 and September 30, 2021, respectively. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
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
Information about segments during the periods presented were as follows (in millions). For comparative purposes, amounts in prior periods have been recast:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Revenues:
Google Services	$42,573	$59,884	$115,762	$168,129
Google Cloud	3,444	4,990	9,228	13,665
Other Bets	178	182	461	572
Hedging gains (losses)	(22)	62	178	(54)
Total revenues	$46,173	$65,118	$125,629	$182,312

Table of Contents	Alphabet Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Operating income (loss):
Google Services	$14,453	$23,973	$35,540	$65,862
Google Cloud	(1,208)	(644)	(4,364)	(2,209)
Other Bets	(1,103)	(1,288)	(3,340)	(3,831)
Corporate costs, unallocated	(929)	(1,010)	(2,263)	(2,993)
Total income from operations	$11,213	$21,031	$25,573	$56,829
For revenues by geography, see Note 2.
The following table presents our long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2020	As of September 30, 2021
Long-lived assets:
United States	$69,315	$77,281
International	27,645	30,268
Total long-lived assets	$96,960	$107,549

Table of Contents	Alphabet Inc.
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
Through the third quarter of 2021, we continued to benefit from elevated consumer activity online and broad-based increases in advertiser spending. We remained focused on innovating and investing in the services we offer to consumers and businesses to support our long-term growth. For example, we continued to invest in our technical infrastructure and data centers. Additionally, our margins benefited from revenue growth while many of our expenses remained less variable in nature and/or may not correlate to changes in revenues. These factors, combined with the impact of COVID-19 in the prior year, affected year-over-year growth trends. Further, year-over-year trends benefited from a reduction in depreciation expense due to the change in the estimated useful life of our servers and certain network equipment beginning in the first quarter of 2021; we expect the effect of this change in estimate to decline through the remainder of the year (for further details see Note 1 of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q). The COVID-19 pandemic continues to evolve, be unpredictable and affect our business and financial results. Our past results may not be indicative of our future performance, and historical trends in our financial results may differ materially.
See Part II Item 7, "Impact of COVID-19" in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.
Executive Overview
The following table summarizes our consolidated financial results (in millions, except for per share information and percentages).

	Three Months Ended
	September 30,
	2020	2021
Revenues	$46,173	$65,118
Change in revenues year over year	14%	41%
Change in constant currency revenues year over year	15%	39%

Operating income	$11,213	$21,031
Operating margin	24%	32%

Other income (expense), net	$2,146	$2,033

Net Income	$11,247	$18,936
Diluted EPS	$16.40	$27.99
•Total revenues were $65.1 billion, an increase of 41% year over year, primarily driven by an increase in Google Services segment revenues of $17.3 billion or 41% and an increase in Google Cloud segment revenues of $1.5 billion or 45%. The adverse effect of COVID-19 on the prior year comparable period's

Table of Contents	Alphabet Inc.
advertising revenues contributed to the year-over-year increase. Revenues from the United States, EMEA, APAC, and Other Americas were $29.8 billion, $19.8 billion, $11.7 billion, and $3.7 billion, respectively.
•Total cost of revenues was $27.6 billion, an increase of 31% year over year. TAC was $11.5 billion, an increase of 41% year over year, primarily driven by an increase in revenues subject to TAC. Other cost of revenues were $16.1 billion, an increase of 24% year over year, affected by a reduction in depreciation expense due to the change in the estimated useful life of our servers and certain network equipment.
•Operating expenses (excluding cost of revenues) were $16.5 billion, an increase of 19% year over year, primarily driven by headcount growth and increases in advertising and promotional expenses.
Other information
•Operating cash flow was $25.5 billion for the three months ended September 30, 2021.
•Capital expenditures, which primarily included investments in technical infrastructure, were $6.8 billion for the three months ended September 30, 2021.
•Number of employees was 150,028 as of September 30, 2021.
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
Financial Results
Revenues
The following table presents our revenues by type (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Google Search & other	$26,338	$37,926	$72,159	$105,650
YouTube ads	5,037	7,205	12,887	20,212
Google Network	5,720	7,999	15,679	22,396
Google advertising	37,095	53,130	100,725	148,258
Google other	5,478	6,754	15,037	19,871
Google Services total	42,573	59,884	115,762	168,129
Google Cloud	3,444	4,990	9,228	13,665
Other Bets	178	182	461	572
Hedging gains (losses)	(22)	62	178	(54)
Total revenues	$46,173	$65,118	$125,629	$182,312

Table of Contents	Alphabet Inc.
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
Google Search & other
Google Search & other revenues increased $11.6 billion and $33.5 billion from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021, respectively. The overall growth was primarily driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage, primarily on mobile devices, growth in advertiser spending, and improvements we have made in ad formats and delivery. The adverse effect of COVID-19 on prior year comparable period revenues also contributed to the year-over-year increase.
YouTube ads
YouTube ads revenues increased $2.2 billion and $7.3 billion from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021, respectively. Growth was driven by our direct response and brand advertising products. Growth for our direct response advertising products was primarily driven by increased advertiser spending as well as improvements to ad formats and delivery. Growth for our brand advertising products for the three months ended September 30, 2021 was primarily driven by increased spending by our advertisers. For the nine months ended September 30, 2021, the adverse effect of COVID-19 on prior year comparable period brand advertising revenues also contributed to the year-over-year increase.
Google Network
Google Network revenues increased $2.3 billion from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase was primarily driven by strength in AdMob, AdSense and Google Ad Manager.
Google Network revenues increased $6.7 billion from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase was primarily driven by strength in AdMob, Google Ad Manager

Table of Contents	Alphabet Inc.
and AdSense. The adverse effect of COVID-19 on prior year comparable period revenues also contributed to the year-over-year increase.
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
Paid clicks and cost-per-click
The following table presents changes in our paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Paid clicks change	22%	24%
Cost-per-click change	18%	17%
Paid clicks increased from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021, primarily driven by a number of interrelated factors, including an increase in search queries resulting from growth in user adoption and usage, primarily on mobile devices; an increase in clicks relating to ads on Google Play; continued growth in advertiser activity; and improvements we have made in ad formats and delivery. For the nine months ended September 30, 2021 the adverse effect of COVID-19 on the prior year comparable period also contributed to the increase in paid clicks.
The increase in cost-per-click from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021 was driven by a combination of factors including changes in device mix, geographic mix, changes in advertiser spending, ongoing product changes, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies, as well as the adverse effect of COVID-19 on the prior year comparable period.
Impressions and cost-per-impression
The following table presents changes in our impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Impressions change	2%	3%
Cost-per-impression change	39%	39%

Table of Contents	Alphabet Inc.
Impressions increased from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021, primarily driven by growth in AdMob, partially offset by a decline in impressions related to AdSense. The increase in cost-per-impression from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021 was primarily driven by the adverse effect of COVID-19 on the prior year comparable period as well as the effect of a combination of factors including ongoing product and policy changes and improvements we have made in ad formats and delivery, changes in device mix, geographic mix, product mix, property mix, and fluctuations of the U.S. dollar compared to certain foreign currencies.
Google other revenues
Google other revenues consist primarily of revenues from:
•Google Play, which includes revenues from sales of apps and in-app purchases (which we recognize net of payout to developers) and digital content sold in the Google Play store;
•Devices and Services, which includes hardware, such as Fitbit wearable devices, Google Nest home products, Pixelbooks, Pixel phones and other devices;
•YouTube non-advertising, including YouTube Premium and YouTube TV subscriptions and other services; and
•other products and services.
Google other revenues increased $1.3 billion from the three months ended September 30, 2020 to the three months ended September 30, 2021. The growth was primarily driven by YouTube non-advertising, largely due to an increase in paid subscribers, as well as Devices and Services, reflecting the inclusion of Fitbit revenues as the acquisition closed in January 2021.
Google other revenues increased $4.8 billion from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The growth was primarily driven by YouTube non-advertising and Devices and Services, followed by Google Play. Growth for YouTube non-advertising was largely due to an increase in paid subscribers. Growth for Devices and Services reflects the inclusion of Fitbit revenues. Growth for Google Play was primarily driven by sales of apps and in-app purchases.
Over time, our growth rate for Google other revenues may be affected by seasonality, new product and service launches, changes in pricing, as well as market dynamics.
Google Cloud
Our Google Cloud revenues increased $1.5 billion and $4.4 billion from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021, respectively. The growth was primarily driven by GCP followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in GCP.
Over time, our growth rate for Google Cloud revenues may be affected by customer usage, market dynamics, as well as new product and service launches.
Revenues by Geography
The following table presents our revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
United States	47%	46%	47%	46%
EMEA	30%	30%	30%	31%
APAC	18%	18%	18%	18%
Other Americas	5%	6%	5%	5%
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

Table of Contents	Alphabet Inc.
The following table presents the foreign exchange effect on our international revenues and total revenues (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
EMEA revenues	$13,924	$19,839	$38,132	$55,954
Exclude foreign exchange effect on current period revenues using prior year rates	(250)	(490)	346	(2,844)
EMEA constant currency revenues	$13,674	$19,349	$38,478	$53,110
Prior period EMEA revenues	$12,565	$13,924	$36,546	$38,132
EMEA revenue percentage change	11%	42%	4%	47%
EMEA constant currency revenue percentage change	9%	39%	5%	39%

APAC revenues	$8,458	$11,705	$22,641	$33,391
Exclude foreign exchange effect on current period revenues using prior year rates	1	(8)	167	(721)
APAC constant currency revenues	$8,459	$11,697	$22,808	$32,670
Prior period APAC revenues	$6,814	$8,458	$19,446	$22,641
APAC revenue percentage change	24%	38%	16%	47%
APAC constant currency revenue percentage change	24%	38%	17%	44%

Other Americas revenues	$2,371	$3,688	$6,367	$9,957
Exclude foreign exchange effect on current period revenues using prior year rates	304	(117)	640	(38)
Other Americas constant currency revenues	$2,675	$3,571	$7,007	$9,919
Prior period Other Americas revenues	$2,290	$2,371	$6,320	$6,367
Other Americas revenue percentage change	4%	56%	1%	56%
Other Americas constant currency revenue percentage change	17%	51%	11%	56%

United States revenues	$21,442	$29,824	$58,311	$83,064
United States revenue percentage change	15%	39%	10%	42%

Hedging gains (losses)	$(22)	$62	$178	$(54)
Total revenues	$46,173	$65,118	$125,629	$182,312
Total constant currency revenues	$46,250	$64,441	$126,604	$178,763
Prior period revenues, excluding hedging effect(1)	$40,380	$46,195	$115,418	$125,451
Total revenue percentage change	14%	41%	9%	45%
Total constant currency revenue percentage change	15%	39%	10%	42%
(1)    Total revenues and hedging gains (losses) were $40,499 million and $119 million, respectively, for the three months ended September 30, 2019 and $115,782 million and $364 million, respectively, for the nine months ended September 30, 2019.
EMEA revenue percentage change from the three months ended September 30, 2020 to the three months ended September 30, 2021 was favorably affected by foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the British pound and Euro. EMEA revenue percentage change from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 was favorably affected by foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Euro and British pound.
APAC revenue percentage change from the three months ended September 30, 2020 to the three months ended September 30, 2021 was not materially affected by foreign currency exchange rates. APAC revenue percentage change from the nine months ended September 30, 2020 to the nine months ended September 30,

Table of Contents	Alphabet Inc.
2021 was favorably affected by foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Australian dollar.
Other Americas revenue percentage change from the three months ended September 30, 2020 to the three months ended September 30, 2021 was favorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Canadian dollar. Other Americas revenue percentage change from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 was not materially affected by changes in foreign currency exchange rates, as the effect of the U.S. dollar weakening relative to the Canadian dollar was largely offset by the U.S. dollar strengthening relative to the Brazilian real.
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
•Inventory related costs for hardware we sell.
The following tables present our cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
TAC	$8,166	$11,498	$22,312	$32,139
Other cost of revenues	12,951	16,123	36,340	45,812
Total cost of revenues	$21,117	$27,621	$58,652	$77,951
Total cost of revenues as a percentage of revenues	45.7%	42.4%	46.7%	42.8%
Cost of revenues increased $6.5 billion from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase was due to increases in TAC and other cost of revenues of $3.3 billion and $3.2 billion, respectively. Cost of revenues increased $19.3 billion from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase was due to increases in TAC and other cost of revenues of $9.8 billion and $9.5 billion, respectively.
The increase in other cost of revenues from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021 was primarily due to increases in content acquisition costs primarily for YouTube as well as data center and other operations costs. The increase in data center and other operations costs was partially offset by a reduction in depreciation expense due to the change in the estimated useful life of our servers and certain network equipment beginning in the first quarter of 2021.
The increase in TAC from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021 was due to increases in TAC paid to distribution partners and to Google Network partners, primarily driven by growth in revenues subject to TAC.
The TAC rate decreased from 22.0% to 21.6% from the three months ended September 30, 2020 to the three months ended September 30, 2021 and decreased from 22.2% to 21.7% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 primarily due to a revenue mix shift from Google Network

Table of Contents	Alphabet Inc.
properties to Google properties. The TAC rate on Google properties revenues and the TAC rate on Google Network properties revenues were both substantially consistent from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021.
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
•Costs related to hardware sales; and
•Increased proportion of non-advertising revenues, which generally have higher costs of revenues, relative to our advertising revenues.
Research and Development
The following table presents our R&D expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Research and development expenses	$6,856	$7,694	$20,551	$22,854
Research and development expenses as a percentage of revenues	14.8%	11.8%	16.4%	12.5%
R&D expenses consist primarily of:
•Compensation expenses (including SBC) for engineering and technical employees responsible for R&D of our existing and new products and services;
•Depreciation;
•Equipment-related expenses; and
•Professional services fees primarily related to consulting and outsourcing services.
R&D expenses increased $838 million from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase was primarily due to an increase in compensation expenses of $725 million, largely resulting from a 12% increase in headcount.
R&D expenses increased $2.3 billion from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase was primarily due to an increase in compensation expenses of $2.4 billion, largely resulting from an 11% increase in headcount. This increase was partially offset by a reduction in depreciation expense of $430 million including the effect of our change in the estimated useful life of our servers and certain network equipment.
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

Table of Contents	Alphabet Inc.
Sales and Marketing
The following table presents our sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Sales and marketing expenses	$4,231	$5,516	$12,632	$15,308
Sales and marketing expenses as a percentage of revenues	9.2%	8.5%	10.1%	8.4%
Sales and marketing expenses consist primarily of:
•Advertising and promotional expenditures related to our products and services; and
•Compensation expenses (including SBC) for employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $1.3 billion from the three months ended September 30, 2020 to the three months ended September 30, 2021, primarily driven by an increase in compensation expenses of $612 million and in advertising and promotional activities of $558 million. The increase in compensation expenses was largely due to a 16% increase in headcount. The increase in advertising and promotional activities was driven by both increased spending in the current period and a reduction in spending in the prior year comparable period due to COVID-19.
Sales and marketing expenses increased $2.7 billion from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, primarily driven by an increase in compensation expenses of $1.5 billion and advertising and promotional activities of $1.2 billion. The increase in compensation expenses was largely due to a 12% increase in headcount. The increase in advertising and promotional activities was driven by both increased spending in the current period and a reduction in spending in the prior year comparable period due to COVID-19.
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
General and Administrative
The following table presents our general and administrative expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
General and administrative expenses	$2,756	$3,256	$8,221	$9,370
General and administrative expenses as a percentage of revenues	6.0%	5.0%	6.5%	5.1%
General and administrative expenses consist primarily of:
•Compensation expenses (including SBC) for employees in our finance, human resources, information technology, and legal organizations;
•Depreciation;
•Equipment-related expenses;
•Legal-related expenses; and
•Professional services fees primarily related to audit, information technology consulting, outside legal, and outsourcing services.
General and administrative expenses increased $500 million from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase was primarily driven by a $314 million increase in charges related to legal matters and a $179 million increase in compensation expenses, largely resulting from a 13% increase in headcount.
General and administrative expenses increased $1.1 billion from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase was primarily driven by a $1.3 billion increase in charges relating to legal matters and a $409 million increase in compensation expenses, largely resulting from a 13% increase in headcount. These increases were partially offset by a $844 million decline in allowance for credit

Table of Contents	Alphabet Inc.
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
Segment Profitability
The following table presents our segment operating income (loss) (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Operating income (loss):
Google Services	$14,453	$23,973	$35,540	$65,862
Google Cloud	(1,208)	(644)	(4,364)	(2,209)
Other Bets	(1,103)	(1,288)	(3,340)	(3,831)
Corporate costs, unallocated	(929)	(1,010)	(2,263)	(2,993)
Total income from operations	$11,213	$21,031	$25,573	$56,829
Google Services
Google Services operating income increased $9.5 billion from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase was due to growth in revenues partially offset by increases in TAC, content acquisition costs, compensation expenses and advertising and promotional expenses. The increase in expenses was partially offset by a reduction in costs driven by the change in the estimated useful life of our servers and certain network equipment. The effect of COVID-19 on the prior year comparable period results affected the year-over-year increase in operating income.
Google Services operating income increased $30.3 billion from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase was due to growth in revenues partially offset by increases in TAC, content acquisition costs, compensation expenses, charges related to certain legal matters and advertising and promotional expenses. The increase in expenses was partially offset by a reduction in costs driven by the change in the estimated useful life of our servers and certain network equipment. The effect of COVID-19 on prior year comparable period results affected the year-over-year increase in operating income.
Google Cloud
Google Cloud operating loss decreased $564 million and $2.2 billion from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021, respectively. The decrease in operating loss was primarily driven by growth in revenues, partially offset by an increase in expenses, primarily driven by compensation expenses. The increase in expenses was partially offset by a reduction in costs driven by the change in the estimated useful life of our servers and certain network equipment.
Other Bets
Other Bets operating loss increased $185 million and $491 million from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021, respectively. The increase in operating loss for the three and nine months ended September 30, 2021 was primarily driven by increases in compensation expenses, including an increase in valuation-based compensation charges during the second quarter of 2021.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Other income (expense), net	$2,146	$2,033	$3,820	$9,503
Other income (expense), net, decreased $113 million from the three months ended September 30, 2020 to the three months ended September 30, 2021. The change was primarily driven by an increase in accrued performance

Table of Contents	Alphabet Inc.
fees related to certain investments of $357 million during the three months ended September 30, 2021, offset by increases in net unrealized gains recognized for our equity securities of $222 million and income from equity method investments of $162 million.
Other income (expense), net, increased $5.7 billion from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The change was primarily driven by increases in net unrealized gains recognized for our marketable and non-marketable equity securities of $1.4 billion and $5.8 billion, respectively, during the nine months ended September 30, 2021, partially offset by an increase in accrued performance fees related to certain investments of $1.5 billion.
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
Provision for Income Taxes
The following table presents our provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Provision for income taxes	$2,112	$4,128	$4,351	$10,941
Effective tax rate	15.8%	17.9%	14.8%	16.5%
Our provision for income taxes and our effective tax rate increased from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase in the provision for income taxes was primarily due to an increase in pre-tax earnings, including in countries that have higher statutory rates and an increase in unrecognized tax benefits, partially offset by an increase in the stock-based compensation related tax benefit.
Our provision for income taxes and our effective tax rate increased from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase in the provision for income taxes and our effective tax rate was primarily due to an increase in pre-tax earnings, including in countries that have higher statutory rates, partially offset by an increase in the stock-based compensation related tax benefit, and the U.S. federal Foreign-Derived Intangible Income tax deduction benefit.
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
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of September 30, 2021, we had $142.0 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities.
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

Table of Contents	Alphabet Inc.
The following table presents our cash flows (in millions):

	Nine Months Ended
	September 30,
	2020	2021
Net cash provided by operating activities	$42,447	$66,718
Net cash used in investing activities	$(25,492)	$(24,507)
Net cash used in financing activities	$(15,138)	$(44,851)
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
Net cash provided by operating activities increased from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 primarily due to the net effect of increases in cash received from revenues and cash paid for cost of revenues and operating expenses, and changes in operating assets and liabilities, including the timing of income tax payments.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of our investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities decreased from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 primarily due to decreases in purchases of marketable securities offset by a decrease in maturities and sales of marketable securities and an increase in purchases of property and equipment.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of repurchases of common and capital stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 primarily due to increases in cash payments for repurchases of common and capital stock, net payments related to stock-based award activities, and repayment of debt.
Liquidity and Material Cash Requirements
We expect existing cash, cash equivalents, short-term marketable securities, cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
As of September 30, 2021, we had long-term taxes payable of $5.6 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper, which increased from $5.0 billion in September 2021. Net proceeds from this program are used for general corporate purposes. As of September 30, 2021, we had no commercial paper outstanding. As of September 30, 2021, we had $10.0 billion of revolving credit facilities with no amounts outstanding. In April 2021, we terminated the

Table of Contents	Alphabet Inc.
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
As of September 30, 2021, we have senior unsecured notes outstanding due from 2024 through 2060 with a total carrying value of $12.8 billion. Refer to Note 5 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the notes.
In April 2021, the Board of Directors of Alphabet authorized the company to repurchase up to $50.0 billion of its Class C stock. In July 2021, the Alphabet board approved an amendment to the April 2021 authorization, permitting the company to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. In accordance with the authorization of the Board of Directors of Alphabet, during the three and nine months ended September 30, 2021, we repurchased and subsequently retired 4.6 million and 15.7 million aggregate shares for $12.6 billion and $36.8 billion, respectively. Of the aggregate amount repurchased and subsequently retired during the three months ended September 30, 2021, 0.5 million shares were Class A stock for $1.5 billion. As of September 30, 2021, $30.8 billion remains available for repurchase of Class A and Class C shares under the amended authorization. The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. Refer to Note 10 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Capital Expenditures and Leases
We make investments in land and buildings for data centers and offices and information technology assets through purchases of property and equipment and lease arrangements to provide capacity for the growth of our services and products. In September 2021 we exercised our option to purchase St. John's Terminal in New York City for approximately $2.1 billion, which is expected to close in the first quarter of 2022.
During the nine months ended September 30, 2020 and 2021, we spent $16.8 billion and $18.3 billion on capital expenditures and recognized total operating lease assets of $2.2 billion and $2.2 billion, respectively. As of September 30, 2021, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 8 years, was $15.5 billion. As of September 30, 2021, we have entered into leases that have not yet commenced with future lease payments of $6.3 billion, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2021 and 2026 with non-cancelable lease terms of 1 to 25 years.
For the nine months ended September 30, 2020 and 2021, our depreciation and impairment expenses on property and equipment were $9.4 billion and $8.3 billion, respectively. The change in estimated useful life of our servers and certain network equipment was effective beginning in fiscal year 2021. The effect of this change in accounting estimate was a reduction in depreciation expense of $2.1 billion for the nine months ended September 30, 2021. For the nine months ended September 30, 2020 and 2021, our operating lease expenses (including variable lease costs), were $2.1 billion and $2.5 billion, respectively. Finance leases were not material for the nine months ended September 30, 2020 and 2021.
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

Table of Contents	Alphabet Inc.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We rely extensively on information systems to manage our business and summarize and report operating results. In 2019, we began a multi-year implementation of a new global enterprise resource planning ("ERP") system, which will replace much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. The implementation is expected to continue in phases over the next few years. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as the phased implementation of the new ERP system continues, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
As a result of COVID-19, our global workforce continued to operate primarily in a work from home environment for the quarter ended September 30, 2021. While we continue to evolve our work model in response to the uneven effects of the ongoing pandemic around the world, we believe that our internal controls over financial reporting continue to be effective. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.
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
Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share, and our Class C capital stock has no voting rights. As of September 30, 2021, Larry Page and Sergey Brin beneficially owned approximately 85.5% of our outstanding Class B common stock, which represented approximately 51.3% of the voting power of our outstanding common stock. Through their stock ownership, Larry and Sergey have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could continue Larry and Sergey’s current relative voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. The share repurchases made pursuant to our repurchase program may also affect Larry and Sergey’s relative voting power. This concentrated control limits or severely restricts other stockholders’ ability to influence corporate matters and we may take actions that some of our stockholders do not view as beneficial, which could reduce the market price of our Class A common stock and our Class C capital stock.

Table of Contents	Alphabet Inc.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A common stock and Class C capital stock during the quarter ended September 30, 2021.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - 31	0	1,513	$0.00	$2,632.22	1,513	$39,471
August 1 - 31	270	1,378	$2,772.38	$2,779.47	1,648	$34,895
September 1 - 30	255	1,165	$2,842.50	$2,854.69	1,420	$30,844
Total	525	4,056			4,581
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

ALPHABET INC.
October 26, 2021	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
October 26, 2021	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer