Form 10-Q
period 2022-03-31
Alphabet Inc.
filed 2022-04-27
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 19, 2022, there were 300,763,622 shares of Alphabet’s Class A stock outstanding, 44,359,838 shares of Alphabet's Class B stock outstanding, and 313,376,417 shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2022

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
•the unpredictability of the ongoing broader economic effects resulting from the war in Ukraine on our future financial results;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2021	As of March 31, 2022
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,945	$20,886
Marketable securities	118,704	113,084
Total cash, cash equivalents, and marketable securities	139,649	133,970
Accounts receivable, net	39,304	34,703
Income taxes receivable, net	966	919
Inventory	1,170	1,369
Other current assets	7,054	6,892
Total current assets	188,143	177,853
Non-marketable securities	29,549	30,544
Deferred income taxes	1,284	1,388
Property and equipment, net	97,599	104,218
Operating lease assets	12,959	12,992
Intangible assets, net	1,417	1,313
Goodwill	22,956	23,010
Other non-current assets	5,361	5,778
Total assets	$359,268	$357,096
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,037	$3,436
Accrued compensation and benefits	13,889	9,803
Accrued expenses and other current liabilities	31,236	33,051
Accrued revenue share	8,996	8,116
Deferred revenue	3,288	3,198
Income taxes payable, net	808	4,344
Total current liabilities	64,254	61,948
Long-term debt	14,817	14,791
Deferred revenue, non-current	535	499
Income taxes payable, non-current	9,176	9,406
Deferred income taxes	5,257	2,843
Operating lease liabilities	11,389	11,363
Other long-term liabilities	2,205	2,242
Total liabilities	107,633	103,092
Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 662,121 (Class A 300,737, Class B 44,665, Class C 316,719) and 658,763 (Class A 300,763, Class B 44,404, Class C 313,596) shares issued and outstanding	61,774	62,832
Accumulated other comprehensive income (loss)	(1,623)	(4,049)
Retained earnings	191,484	195,221
Total stockholders’ equity	251,635	254,004
Total liabilities and stockholders’ equity	$359,268	$357,096
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2021	2022
Revenues	$55,314	$68,011
Costs and expenses:
Cost of revenues	24,103	29,599
Research and development	7,485	9,119
Sales and marketing	4,516	5,825
General and administrative	2,773	3,374
Total costs and expenses	38,877	47,917
Income from operations	16,437	20,094
Other income (expense), net	4,846	(1,160)
Income before income taxes	21,283	18,934
Provision for income taxes	3,353	2,498
Net income	$17,930	$16,436

Basic net income per share of Class A, Class B, and Class C stock	$26.63	$24.90
Diluted net income per share of Class A, Class B, and Class C stock	$26.29	$24.62
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	March 31,
	2021	2022
Net income	$17,930	$16,436
Other comprehensive loss:
Change in foreign currency translation adjustment	(423)	39
Available-for-sale investments:
Change in net unrealized gains (losses)	(488)	(2,478)
Less: reclassification adjustment for net (gains) losses included in net income	11	148
Net change, net of income tax benefit (expense) of $135 and $633	(477)	(2,330)
Cash flow hedges:
Change in net unrealized gains (losses)	179	114
Less: reclassification adjustment for net (gains) losses included in net income	85	(249)
Net change, net of income tax benefit (expense) of $(50) and $44	264	(135)
Other comprehensive loss	(636)	(2,426)
Comprehensive income	$17,294	$14,010
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts which are reflected in thousands; unaudited)

	Three Months Ended March 31, 2021
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	675,222	$58,510	$633	$163,401	$222,544
Stock issued	1,569	6	0	0	6
Stock-based compensation expense	0	3,788	0	0	3,788
Tax withholding related to vesting of restricted stock units and other	0	(2,234)	0	0	(2,234)
Repurchases of stock	(5,697)	(644)	0	(10,751)	(11,395)
Sale of interest in consolidated entities	0	10	0	0	10
Net income	0	0	0	17,930	17,930
Other comprehensive income (loss)	0	0	(636)	0	(636)
Balance as of March 31, 2021	671,094	$59,436	$(3)	$170,580	$230,013

	Three Months Ended March 31, 2022
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	662,121	$61,774	$(1,623)	$191,484	$251,635
Stock issued	1,555	7	0	0	7
Stock-based compensation expense	0	4,547	0	0	4,547
Tax withholding related to vesting of restricted stock units and other	0	(2,895)	0	0	(2,895)
Repurchases of stock	(4,913)	(601)	0	(12,699)	(13,300)
Net income	0	0	0	16,436	16,436
Other comprehensive income (loss)	0	0	(2,426)	0	(2,426)
Balance as of March 31, 2022	658,763	$62,832	$(4,049)	$195,221	$254,004
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	March 31,
	2021	2022
Operating activities
Net income	$17,930	$16,436
Adjustments:
Depreciation and impairment of property and equipment	2,525	3,591
Amortization and impairment of intangible assets	228	191
Stock-based compensation expense	3,745	4,504
Deferred income taxes	1,100	(2,090)
(Gain) loss on debt and equity securities, net	(4,751)	1,437
Other	(255)	140
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,794	4,364
Income taxes, net	785	3,820
Other assets	7	(776)
Accounts payable	(982)	(2,373)
Accrued expenses and other liabilities	(3,530)	(3,216)
Accrued revenue share	(444)	(828)
Deferred revenue	137	(94)
Net cash provided by operating activities	19,289	25,106
Investing activities
Purchases of property and equipment	(5,942)	(9,786)
Purchases of marketable securities	(36,426)	(28,462)
Maturities and sales of marketable securities	39,248	29,779
Purchases of non-marketable securities	(646)	(776)
Maturities and sales of non-marketable securities	19	12
Acquisitions, net of cash acquired, and purchases of intangible assets	(1,666)	(173)
Other investing activities	30	355
Net cash used in investing activities	(5,383)	(9,051)
Financing activities
Net payments related to stock-based award activities	(2,184)	(2,916)
Repurchases of stock	(11,395)	(13,300)
Proceeds from issuance of debt, net of costs	900	16,422
Repayments of debt	(937)	(16,420)
Proceeds from sale of interest in consolidated entities, net	10	0
Net cash used in financing activities	(13,606)	(16,214)
Effect of exchange rate changes on cash and cash equivalents	(143)	100
Net increase (decrease) in cash and cash equivalents	157	(59)
Cash and cash equivalents at beginning of period	26,465	20,945
Cash and cash equivalents at end of period	$26,622	$20,886
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Nature of Operations
Google was incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. In 2015, we implemented a holding company reorganization, and as a result, Alphabet Inc. ("Alphabet") became the successor issuer to Google.
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide customers with infrastructure and platform services and collaboration tools; sales of other products and services, such as apps and in-app purchases, digital content products, and hardware; and fees received for subscription-based products such as YouTube Premium and YouTube TV.
Basis of Consolidation
The consolidated financial statements of Alphabet include the accounts of Alphabet and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and in our opinion, include all adjustments of a normal recurring nature necessary for fair financial statement presentation. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. We have made estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.
These consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.
Note 2. Revenues
Revenue Recognition
The following table presents revenues disaggregated by type (in millions).

	Three Months Ended
	March 31,
	2021	2022
Google Search & other	$31,879	$39,618
YouTube ads	6,005	6,869
Google Network	6,800	8,174
Google advertising	44,684	54,661
Google other	6,494	6,811
Google Services total	51,178	61,472
Google Cloud	4,047	5,821
Other Bets	198	440
Hedging gains (losses)	(109)	278
Total revenues	$55,314	$68,011

Table of Contents	Alphabet Inc.
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended
	March 31,
	2021		2022
United States	$25,032	45%	$31,733	47%
EMEA(1)	17,031	31	20,317	30
APAC(1)	10,455	19	11,841	17
Other Americas(1)	2,905	5	3,842	6
Hedging gains (losses)	(109)	0	278	0
Total revenues	$55,314	100%	$68,011	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog and Deferred Revenues
As of March 31, 2022, we had $50.5 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud, and expect to recognize approximately half of this amount as revenues over the next 24 months with the remaining to be recognized thereafter. Our revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenues. The amount and timing of revenue recognition for these commitments is largely driven by when our customers utilize services and our ability to deliver in accordance with relevant contract terms, which could affect our estimate of revenue backlog and when we expect to recognize such as revenues. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods and excludes contracts with an original expected term of one year or less and cancellable contracts.
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google other. Total deferred revenue as of December 31, 2021 was $3.8 billion, of which $1.4 billion was recognized as revenues during the three months ended March 31, 2022.
Note 3. Financial Instruments
Debt Securities
We classify our marketable debt securities, which are accounted for as available-for-sale, within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
For certain marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in other income (expense), net. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts. Unrealized net losses related to debt securities still held where we have elected the fair value option were $35 million and $236 million as of December 31, 2021 and March 31, 2022, respectively. As of December 31, 2021 and March 31, 2022, the fair value of these debt securities was $4.7 billion and $5.6 billion, respectively.
The following tables summarize debt securities, for which we did not elect the fair value option, by significant investment categories (in millions):

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$5,133	$0	$0	$5,133	$5,133	$0
Government bonds	53,288	258	(238)	53,308	5	53,303
Corporate debt securities	35,605	194	(223)	35,576	12	35,564
Mortgage-backed and asset-backed securities	18,829	96	(112)	18,813	0	18,813
Total	$112,855	$548	$(573)	$112,830	$5,150	$107,680

Table of Contents	Alphabet Inc.

	As of March 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$4,690	$0	$0	$4,690	$4,690	$0
Government bonds	50,485	58	(1,365)	49,178	0	49,178
Corporate debt securities	36,621	30	(1,043)	35,608	10	35,598
Mortgage-backed and asset-backed securities	18,852	6	(594)	18,264	0	18,264
Total	$110,648	$94	$(3,002)	$107,740	$4,700	$103,040
(1)The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $135 million and $40 million for the three months ended March 31, 2021 and 2022, respectively. We recognized gross realized losses of $136 million and $271 million for the three months ended March 31, 2021 and 2022, respectively. We reflect these gains and losses as a component of other income (expense), net.
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates (in millions):

As of March 31, 2022
Due in 1 year or less	$15,516
Due in 1 year through 5 years	75,938
Due in 5 years through 10 years	4,755
Due after 10 years	12,245
Total	$108,454
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$32,843	$(236)	$71	$(2)	$32,914	$(238)
Corporate debt securities	22,737	(152)	303	(5)	23,040	(157)
Mortgage-backed and asset-backed securities	11,502	(106)	248	(6)	11,750	(112)
Total	$67,082	$(494)	$622	$(13)	$67,704	$(507)

	As of March 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$37,948	$(1,203)	$3,909	$(162)	$41,857	$(1,365)
Corporate debt securities	27,403	(879)	2,572	(164)	29,975	(1,043)
Mortgage-backed and asset-backed securities	15,415	(532)	1,101	(62)	16,516	(594)
Total	$80,766	$(2,614)	$7,582	$(388)	$88,348	$(3,002)
During the three months ended March 31, 2021 and 2022, we did not recognize significant credit losses and the ending allowance balances for credit losses were immaterial as of December 31, 2021 and March 31, 2022. See Note 6 for further details on other income (expense), net.

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
Gains and losses on marketable and non-marketable equity securities
Gains and losses reflected in other income (expense), net, for marketable and non-marketable equity securities are summarized below (in millions):

	Three Months Ended
	March 31,
	2021	2022
Net gain (loss) on equity securities sold during the period	$201	$(74)
Net unrealized gain (loss) on equity securities held as of the end of the period	4,636	(996)
Total gain (loss) recognized in other income (expense), net	$4,837	$(1,070)
In the table above, net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later.
Cumulative net gains (losses) on equity securities sold during the period, which is summarized in the following table (in millions), represents the total net gains (losses) recognized after the initial purchase date of the equity security. While these net gains may have been reflected in periods prior to the period of sale, we believe they are important supplemental information as they reflect the economic net gains on the securities sold during the period. Cumulative net gains are calculated as the difference between the sale price and the initial purchase price for the equity security sold during the period.

	Equity Securities Sold
	Three Months Ended
	March 31,
	2021	2022
Total sale price	$725	$364
Total initial cost	357	260
Cumulative net gains	$368	$104

Table of Contents	Alphabet Inc.
Carrying value of marketable and non-marketable equity securities
The carrying value is measured as the total initial cost plus the cumulative net gain (loss). The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2021
	Marketable Securities	Non-Marketable Securities	Total
Total initial cost	$4,211	$15,135	$19,346
Cumulative net gain (loss)(1)	3,587	12,436	16,023
Carrying value(2)	$7,798	$27,571	$35,369
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $14.1 billion gains and $1.7 billion losses (including impairment).
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $1.4 billion is included within other non-current assets.

	As of March 31, 2022
	Marketable Securities	Non-Marketable Securities	Total
Total initial cost	$4,549	$15,770	$20,319
Cumulative net gain (loss)(1)	1,586	12,882	14,468
Carrying value(2)	$6,135	$28,652	$34,787
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $14.9 billion gains and $2.1 billion losses (including impairment).
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $1.5 billion is included within other non-current assets.
Marketable equity securities
The following table summarizes marketable equity securities measured at fair value by significant investment categories (in millions):

	As of December 31, 2021		As of March 31, 2022
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$7,499	$0	$7,820	$0
Marketable equity securities(1)(2)	0	7,447	0	5,877
	7,499	7,447	7,820	5,877
Level 2:
Mutual funds	0	351	0	258
Total	$7,499	$7,798	$7,820	$6,135
(1)The balance as of December 31, 2021 includes investments that were reclassified from non-marketable equity securities following the commencement of public market trading of the issuers or acquisition by public entities (certain investments are subject to short-term lock-up restrictions).
(2)As of December 31, 2021 and March 31, 2022 the long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $1.4 billion and $1.5 billion, respectively, is included within other non-current assets.

Table of Contents	Alphabet Inc.
Non-marketable equity securities
The following is a summary of unrealized gains and losses recorded in other income (expense), net, which are included as adjustments to the carrying value of non-marketable equity securities held as of the end of the period (in millions):

	Three Months Ended
	March 31,
	2021	2022
Unrealized gains on non-marketable equity securities	$4,678	$838
Unrealized losses on non-marketable equity securities (including impairment)	(2)	(378)
Total unrealized gain (loss) recognized on non-marketable equity securities	$4,676	$460
During the three months ended March 31, 2022, included in the $28.7 billion of non-marketable equity securities held as of the end of the period, $3.1 billion were measured at fair value resulting in a net unrealized gain of $0.5 billion.
Equity securities accounted for under the Equity Method
As of December 31, 2021 and March 31, 2022, equity securities accounted for under the equity method had a carrying value of approximately $1.5 billion and $1.4 billion, respectively. Our share of gains and losses, including impairments, are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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
As of March 31, 2022, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $356 million, which is expected to be reclassified from AOCI into earnings within the next 12 months.

Table of Contents	Alphabet Inc.
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
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2021	As of March 31, 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts
Cash flow hedges	$16,362	$17,817
Fair value hedges	$2,556	$2,438
Net investment hedges	$10,159	$9,933
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	$41,031	$42,338
Other contracts	$4,275	$6,052

Table of Contents	Alphabet Inc.
The fair values of outstanding derivative instruments were as follows (in millions):

		As of December 31, 2021
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$867	$42	$909
Other contracts	Other current and non-current assets	0	52	52
Total		$867	$94	$961
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$8	$452	$460
Other contracts	Accrued expenses and other liabilities, current and non-current	0	121	121
Total		$8	$573	$581

		As of March 31, 2022
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$705	$26	$731
Other contracts	Other current and non-current assets	0	76	76
Total		$705	$102	$807
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$163	$404	$567
Other contracts	Accrued expenses and other liabilities, current and non-current	0	76	76
Total		$163	$480	$643

Table of Contents	Alphabet Inc.
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended
	March 31,
	2021	2022
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$162	$135
Amount excluded from the assessment of effectiveness	49	(15)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	378	149
Total	$589	$269
 The effect of derivative instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income
	Three Months Ended
	March 31,
	2021		2022
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$55,314	$4,846	$68,011	$(1,160)

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$(105)	$0	$297	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	(4)	0	(19)	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	0	0	13
Derivatives designated as hedging instruments	0	0	0	(12)
Amount excluded from the assessment of effectiveness	0	2	0	1
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	20	0	12
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	(340)	0	(247)
Other Contracts	0	323	0	38
Total gains (losses)	$(109)	$5	$278	$(195)

Table of Contents	Alphabet Inc.
Offsetting of Derivatives
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$999	$(38)	$961	$(434)	(1)	$(394)	$(12)	$121

	As of March 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$894	$(87)	$807	$(427)	(1)	$(310)	$0	$70
(1)The balances as of December 31, 2021 and March 31, 2022 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.
Offsetting of Liabilities

	As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$619	$(38)	$581	$(434)	(2)	$(4)	$(110)	$33

	As of March 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$730	$(87)	$643	$(427)	(2)	$(5)	$(49)	$162
(2)    The balances as of December 31, 2021 and March 31, 2022 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Variable Interest Entities (VIE)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2021 and March 31, 2022, assets that can only be used to settle obligations of these VIEs were $6.0 billion and $5.5 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.5 billion and $2.4 billion, respectively.
As of December 31, 2021 and March 31, 2022, total noncontrolling interests (NCI), including redeemable noncontrolling interests (RNCI), in our consolidated subsidiaries was $4.3 billion for both periods. NCI and RNCI are

Table of Contents	Alphabet Inc.
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
The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. We have determined that the single source of our exposure to these VIEs is our capital investments in them. The carrying value and maximum exposure of these unconsolidated VIEs were $2.7 billion and $2.9 billion, respectively, as of December 31, 2021 and $2.8 billion and $2.9 billion, respectively, as of March 31, 2022.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2021 and March 31, 2022.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
Total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2021	As of March 31, 2022
Debt
2014-2020 Notes Issuances	2024 - 2060	0.45% - 3.38%	0.57% - 3.38%	$13,000	$13,000
Future finance lease payments, net and other (1)				2,086	2,125
Total debt				15,086	15,125
Unamortized discount and debt issuance costs				(156)	(153)
Less: Current portion future finance lease payments, net and other current debt(1)(2)				(113)	(181)
Total long-term debt				$14,817	$14,791
(1)Future finance lease payments are net of imputed interest.
(2)Total current portion of long-term debt is included within other accrued expenses and current liabilities. See Note 6.
The notes in the table above are fixed-rate senior unsecured obligations and generally rank equally with each other. We may redeem the notes at any time in whole or in part at specified redemption prices. The effective interest rates are based on proceeds received with interest payable semi-annually.
The total estimated fair value of the outstanding notes was approximately $12.4 billion and $11.4 billion as of December 31, 2021 and March 31, 2022, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2022, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2022 and $6.0 billion expiring in April 2026. In April 2022, we entered into a new $4.0 billion credit facility expiring in April 2023. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well

Table of Contents	Alphabet Inc.
as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2021 and March 31, 2022.
Note 6. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $550 million and $578 million as of December 31, 2021 and March 31, 2022, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2021	As of March 31, 2022
Land and buildings	$58,881	$62,869
Information technology assets	55,606	57,628
Construction in progress	23,172	25,555
Leasehold improvements	9,146	9,912
Furniture and fixtures	208	213
Property and equipment, gross	147,013	156,177
Less: accumulated depreciation	(49,414)	(51,959)
Property and equipment, net	$97,599	$104,218
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2021	As of March 31, 2022
European Commission fines(1)	$9,799	$9,670
Accrued customer liabilities	3,505	3,171
Accrued purchases of property and equipment	2,415	3,175
Current operating lease liabilities	2,189	2,267
Other accrued expenses and current liabilities	13,328	14,768
Accrued expenses and other current liabilities	$31,236	$33,051
(1)    Includes the effects of foreign exchange and interest. See Note 9 for further details.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2020	$(864)	$1,612	$(115)	$633
Other comprehensive income (loss) before reclassifications	(423)	(488)	130	(781)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	49	49
Amounts reclassified from AOCI	0	11	85	96
Other comprehensive income (loss)	(423)	(477)	264	(636)
Balance as of March 31, 2021	$(1,287)	$1,135	$149	$(3)

Table of Contents	Alphabet Inc.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2021	$(2,306)	$236	$447	$(1,623)
Other comprehensive income (loss) before reclassifications	39	(2,478)	129	(2,310)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(15)	(15)
Amounts reclassified from AOCI	0	148	(249)	(101)
Other comprehensive income (loss)	39	(2,330)	(135)	(2,426)
Balance as of March 31, 2022	$(2,267)	$(2,094)	$312	$(4,049)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended
		March 31,
AOCI Components	Location	2021	2022
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(14)	$(190)
	Benefit (provision) for income taxes	3	42
	Net of income tax	(11)	(148)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	(105)	297
Interest rate contracts	Other income (expense), net	1	2
	Benefit (provision) for income taxes	19	(50)
	Net of income tax	(85)	249
Total amount reclassified, net of income tax		$(96)	$101
Other Income (Expense), Net
Components of other income (expense), net, were as follows (in millions):

	Three Months Ended
	March 31,
	2021	2022
Interest income	$345	$414
Interest expense(1)	(76)	(83)
Foreign currency exchange gain (loss), net	113	(73)
Gain (loss) on debt securities, net	(86)	(367)
Gain (loss) on equity securities, net	4,837	(1,070)
Performance fees	(665)	233
Income (loss) and impairment from equity method investments, net	5	(89)
Other	373	(125)
Other income (expense), net	$4,846	$(1,160)
(1)Interest expense is net of interest capitalized of $47 million and $34 million for the three months ended March 31, 2021 and 2022, respectively.

Table of Contents	Alphabet Inc.
Note 7. Acquisitions
Pending Acquisition of Mandiant
In March 2022, we entered into an agreement to acquire Mandiant, a leader in dynamic cyber defense and response, for $23.00 per share, in an all-cash transaction valued at approximately $5.4 billion, net of cash and debt. The acquisition of Mandiant is subject to customary closing conditions, including the receipt of regulatory and Mandiant stockholder approvals, and is expected to close later this year. Upon the close of the acquisition, Mandiant will be part of the Google Cloud segment.
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2021	$19,826	$2,337	$793	$22,956
Acquisitions	9	86	0	95
Foreign currency translation and other adjustments	(36)	(4)	(1)	(41)
Balance as of March 31, 2022	$19,799	$2,419	$792	$23,010
Other Intangible Assets
Information regarding purchased intangible assets was as follows (in millions):

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,786	$4,112	$674
Customer relationships	506	140	366
Trade names and other	534	295	239
Total definite-lived intangible assets	5,826	4,547	1,279
Indefinite-lived intangible assets	138	—	138
Total intangible assets	$5,964	$4,547	$1,417

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,613	$4,080	$533
Customer relationships	506	166	340
Trade names and other	418	109	309
Total definite-lived intangible assets	5,537	4,355	1,182
Indefinite-lived intangible assets	131	0	131
Total intangible assets	$5,668	$4,355	$1,313
For all intangible assets acquired and purchased during the three months ended March 31, 2022, patents and developed technology have a weighted-average useful life of 3.7 years, and trade names and other have a weighted-average useful life of 5.6 years.
Amortization expense relating to purchased intangible assets was $217 million and $191 million for the three months ended March 31, 2021 and 2022, respectively.

Table of Contents	Alphabet Inc.
Expected amortization expense related to purchased intangible assets held as of March 31, 2022 was as follows (in millions):

Remainder of 2022	$363
2023	274
2024	244
2025	116
2026	71
Thereafter	114
Total	$1,182
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
As of March 31, 2022, we did not have any material indemnification claims that were probable or reasonably possible.
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
On July 18, 2018, the EC announced its decision that certain provisions in Google’s Android-related distribution agreements infringed European competition law. The EC decision imposed a €4.3 billion ($5.1 billion as of June 30, 2018) fine and directed the termination of the conduct at issue. On October 9, 2018, we appealed the EC decision, which remains pending. On October 29, 2018, we implemented changes to certain of our Android distribution practices. We recognized a charge of $5.1 billion for the fine in the second quarter of 2018.
On March 20, 2019, the EC announced its decision that certain contractual provisions in agreements that Google had with AdSense for Search partners infringed European competition law. The EC decision imposed a fine of €1.5 billion ($1.7 billion as of March 20, 2019) and directed actions related to AdSense for Search partners' agreements, which we implemented prior to the decision. On June 4, 2019, we appealed the EC decision, which remains pending. We recognized a charge of $1.7 billion for the fine in the first quarter of 2019.
While each EC decision is under appeal, we included the fines in accrued expenses and other current liabilities on our Consolidated Balance Sheets as we provided bank guarantees (in lieu of a cash payment) for the fines.

Table of Contents	Alphabet Inc.
From time to time we are subject to formal and informal inquiries and investigations on competition matters by regulatory authorities in the United States (U.S.), Europe, and other jurisdictions. In August 2019, we began receiving civil investigative demands from the U.S. Department of Justice (DOJ) requesting information and documents relating to our prior antitrust investigations and certain aspects of our business. The DOJ and a number of state Attorneys General filed a lawsuit on October 20, 2020 alleging that Google violated U.S. antitrust laws relating to Search and Search advertising. Separately, on December 16, 2020, a number of state Attorneys General filed an antitrust complaint against Google in the U.S. District Court for the Eastern District of Texas, alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology. On June 22, 2021, the EC opened a formal investigation into Google's advertising technology business practices. On July 7, 2021, a number of state Attorneys General filed an antitrust complaint against us in the U.S. District Court for the Northern District of California, alleging that Google’s operation of Android and Google Play violated U.S. antitrust laws and state antitrust and consumer protection laws. We believe these complaints are without merit and will defend ourselves vigorously. The DOJ, state Attorneys General, and EC continue their investigations into certain aspects of our business. We continue to cooperate with federal and state regulators in the U.S., the EC, and other regulators around the world.
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
Other
We are also regularly subject to claims, suits, regulatory and government investigations, other proceedings, and consent decrees involving competition, intellectual property, privacy and cybersecurity, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. For example, we currently have a number of privacy investigations and suits ongoing in multiple jurisdictions. Such claims, suits, regulatory and government investigations, other proceedings, and consent decrees could result in substantial fines and penalties, injunctive relief, ongoing auditing and monitoring obligations, changes to our products and services, alterations to our business models and operations, and collateral related civil litigation or other adverse consequences, all of which could harm our business, reputation, financial condition, and operating results.
We have ongoing legal matters in Russia. We do not believe these ongoing legal matters will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Certain outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable that a loss has been incurred, and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters.
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

Table of Contents	Alphabet Inc.
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
Note 10. Stockholders' Equity
Share Repurchases
In April 2021, the Board of Directors of Alphabet authorized the company to repurchase up to $50.0 billion of its Class C stock. In July 2021, the Board of Directors of Alphabet approved an amendment to the April 2021 authorization, permitting the company to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. As of March 31, 2022, $4.1 billion remains available for Class A and Class C share repurchases under the amended authorization.
In accordance with the authorizations of the Board of Directors of Alphabet, during the three months ended March 31, 2022, we repurchased and subsequently retired 4.9 million aggregate shares for $13.3 billion. Of the aggregate amount repurchased and subsequently retired during the three months ended March 31, 2022, 0.2 million shares were Class A stock for $660 million and 4.7 million shares were Class C stock for $12.6 billion.
In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
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
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended March 31,
	2021			2022
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$8,011	$1,221	$8,698	$7,481	$1,109	$7,846
Denominator
Number of shares used in per share computation	300,800	45,840	326,580	300,478	44,535	315,158
Basic net income per share	$26.63	$26.63	$26.63	$24.90	$24.90	$24.90
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$8,011	$1,221	$8,698	$7,481	$1,109	$7,846
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,221	0	0	1,109	0	0
Reallocation of undistributed earnings	(119)	(16)	119	(95)	(12)	95
Allocation of undistributed earnings	$9,113	$1,205	$8,817	$8,495	$1,097	$7,941
Denominator
Number of shares used in basic computation	300,800	45,840	326,580	300,478	44,535	315,158
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	45,840	0	0	44,535	0	0
Restricted stock units and other contingently issuable shares	18	0	8,833	5	0	7,375
Number of shares used in per share computation	346,658	45,840	335,413	345,018	44,535	322,533
Diluted net income per share	$26.29	$26.29	$26.29	$24.62	$24.62	$24.62
For the periods presented above, the net income per share amounts are the same for Class A, Class B, and Class C stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended March 31, 2021 and 2022, total stock-based compensation (SBC) expense was $3.8 billion and $4.5 billion, including amounts associated with awards we expect to settle in Alphabet stock of $3.7 billion and $4.4 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs) for the three months ended March 31, 2022:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	16,894,713	$1,626.13
Granted	6,698,922	$2,758.02
Vested	(2,431,649)	$1,691.60
Forfeited/canceled	(536,815)	$1,848.92
Unvested as of March 31, 2022	20,625,171	$1,980.24
As of March 31, 2022, there was $38.9 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years.

Table of Contents	Alphabet Inc.
Note 13. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended
	March 31,
	2021	2022
Income before provision for income taxes	$21,283	$18,934
Provision for income taxes	$3,353	$2,498
Effective tax rate	15.8%	13.2%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Total gross unrecognized tax benefits were $5.2 billion and $5.4 billion as of December 31, 2021 and March 31, 2022, respectively. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3.7 billion and $3.9 billion as of December 31, 2021 and March 31, 2022, respectively.
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
•Google Cloud includes Google’s infrastructure and platform services, collaboration tools, and other services for enterprise customers. Google Cloud generates revenues from fees received for Google Cloud Platform services, Google Workspace collaboration tools, and other enterprise services.
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
The following table presents information about segments (in millions):

	Three Months Ended
	March 31,
	2021	2022
Revenues:
Google Services	$51,178	$61,472
Google Cloud	4,047	5,821
Other Bets	198	440
Hedging gains (losses)	(109)	278
Total revenues	$55,314	$68,011

Table of Contents	Alphabet Inc.

	Three Months Ended
	March 31,
	2021	2022
Operating income (loss):
Google Services	$19,546	$22,920
Google Cloud	(974)	(931)
Other Bets	(1,145)	(1,155)
Corporate costs, unallocated	(990)	(740)
Total income from operations	$16,437	$20,094
For revenues by geography, see Note 2.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2021	As of March 31, 2022
Long-lived assets:
United States	$80,207	$85,341
International	30,351	31,869
Total long-lived assets	$110,558	$117,210

Table of Contents	Alphabet Inc.
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with "Note About Forward-Looking Statements" and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including Part I, Item 1A "Risk Factors."
Understanding Alphabet’s Financial Results
Alphabet is a collection of businesses — the largest of which is Google. We report Google in two segments, Google Services and Google Cloud; we also report all non-Google businesses collectively as Other Bets. Other Bets include earlier stage technologies that are further afield from our core Google business. For further details on our segments, see Note 14 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Seasonality and other
Our advertising revenues are affected by seasonal fluctuations in internet usage, advertising expenditures, and underlying business trends, such as traditional retail seasonality. Additionally, our non-advertising revenues, including those generated from Google Cloud, Google Play, hardware, and YouTube, may be affected by fluctuations driven by changes in pricing, digital content releases, fee structures, new product and service launches, and other market dynamics, as well as seasonality.
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
•advertiser competition for keywords;

Table of Contents	Alphabet Inc.
•changes in advertising quality, formats, delivery or policy;
•changes in device mix;
•changes in foreign currency exchange rates;
•fees advertisers are willing to pay based on how they manage their advertising costs;
•general economic conditions and various external dynamics, including the effect of COVID-19, geopolitical events, regulations and other measures;
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
For further details on how we recognize revenue, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
For additional details, including how we account for our investments and factors that can drive fluctuations in the value of our investments, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as well as Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Provision for income taxes represents the estimated amount of federal, state, and foreign income taxes incurred in the U.S. and the many jurisdictions in which we operate. The provision includes the effect of reserve provisions and changes to reserves that are considered appropriate as well as the related net interest and penalties.
For additional details, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as well as Note 13 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Table of Contents	Alphabet Inc.
Executive Overview
The following table summarizes consolidated financial results (in millions, except per share information, percentages, and number of employees):

	Three Months Ended
	March 31,
	2021	2022	$ Change	% Change
Consolidated revenues	$55,314	$68,011	12,697	23%
Change in consolidated constant currency revenues				26%

Cost of revenues	$24,103	$29,599	$5,496	23%
Operating expenses	$14,774	$18,318	$3,544	24%

Operating income	$16,437	$20,094	$3,657	22%
Operating margin	30%	30%		0%

Other income (expense), net	$4,846	$(1,160)	$(6,006)	(124)%

Net Income	$17,930	$16,436	$(1,494)	(8)%
Diluted EPS	$26.29	$24.62	$(1.67)	(6)%

Number of Employees	139,995	163,906	23,911	17%
•Revenues were $68.0 billion, an increase of 23% year over year, primarily driven by an increase in Google Services segment revenues of $10.3 billion or 20% and an increase in Google Cloud segment revenues of $1.8 billion or 44%.
•Cost of revenues was $29.6 billion, an increase of 23% year over year, driven by increases in other costs of revenues and TAC.
•Operating expenses were $18.3 billion, an increase of 24% year over year, primarily driven by headcount growth and increases in advertising and promotional expenses.
Other information
•During the first quarter of 2022, we suspended the vast majority of our commercial activities in Russia and effectively ceased business activities of our Russian entity. These direct actions did not have a material effect on our financial results. The ongoing broader economic effects resulting from the war in Ukraine on our future financial results may be unpredictable.
•We entered into an agreement to acquire Mandiant, a leader in dynamic cyber defense and response, in March 2022 for $23.00 per share, in an all-cash transaction valued at approximately $5.4 billion, net of cash and debt. See Note 7 of the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•Repurchases of Class A and Class C shares were $13.3 billion. In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. See Note 10 of the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•The company announced in February 2022 that the Board of Directors had approved and declared a 20-for-one stock split in the form of a one-time special stock dividend on each share of the company’s Class A, Class B, and Class C stock. See Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•Operating cash flow was $25.1 billion, primarily driven by revenues generated from our advertising products.
•Capital expenditures of $9.8 billion reflects the increase in purchases of office facilities.

Table of Contents	Alphabet Inc.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended
	March 31,
	2021	2022
Google Search & other	$31,879	$39,618
YouTube ads	6,005	6,869
Google Network	6,800	8,174
Google advertising	44,684	54,661
Google other	6,494	6,811
Google Services total	51,178	61,472
Google Cloud	4,047	5,821
Other Bets	198	440
Hedging gains (losses)	(109)	278
Total revenues	$55,314	$68,011
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $7.7 billion from the three months ended March 31, 2021 to the three months ended March 31, 2022. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage, primarily on mobile devices, growth in advertiser spending, and improvements we have made in ad formats and delivery.
YouTube ads
YouTube ads revenues increased $864 million from the three months ended March 31, 2021 to the three months ended March 31, 2022. The growth was driven by our brand and direct response advertising products. Growth for our brand advertising products was primarily driven by increased spending by our advertisers. Growth for our direct response advertising products was primarily driven by increased advertiser spending as well as improvements to ad formats and delivery.
Google Network
Google Network revenues increased $1.4 billion from the three months ended March 31, 2021 to the three months ended March 31, 2022. The growth was primarily driven by strength in AdSense and AdMob.
Monetization Metrics
Paid clicks and cost-per-click
The following table presents year-over-year changes in paid clicks and cost-per-click (expressed as a percentage):

Three Months Ended March 31,
2022
Paid clicks change	16%
Cost-per-click change	8%
Paid clicks increased from the three months ended March 31, 2021 to the three months ended March 31, 2022, driven by a number of interrelated factors, including an increase in search queries resulting from growth in user adoption and usage, primarily on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.

Table of Contents	Alphabet Inc.
The increase in cost-per-click from the three months ended March 31, 2021 to the three months ended March 31, 2022 was driven by a number of interrelated factors including changes in device mix, geographic mix, growth in advertiser spending, ongoing product changes, and property mix.
Impressions and cost-per-impression
The following table presents year-over-year changes in impressions and cost-per-impression (expressed as a percentage):

Three Months Ended March 31,
2022
Impressions change	5%
Cost-per-impression change	17%
Impressions increased from the three months ended March 31, 2021 to the three months ended March 31, 2022, primarily driven by growth in Google Ad Manager and AdMob. The increase in cost-per-impression from the three months ended March 31, 2021 to the three months ended March 31, 2022 was driven by a number of interrelated factors including ongoing product and policy changes, improvements we have made in ad formats and delivery, changes in device mix, geographic mix, product mix, and property mix.
Google other revenues
Google other revenues increased $317 million from the three months ended March 31, 2021 to the three months ended March 31, 2022. The growth was primarily driven by YouTube non-advertising, largely due to an increase in paid subscribers. The overall growth was partially offset by a decline in Google Play revenues largely driven by fee structure changes we announced in 2021.
Google Cloud
Google Cloud revenues increased $1.8 billion from the three months ended March 31, 2021 to the three months ended March 31, 2022. The growth was primarily driven by GCP followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in GCP.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended
	March 31,
	2021	2022
United States	45%	47%
EMEA	31%	30%
APAC	19%	17%
Other Americas	5%	6%
For further details on revenues by geography, see Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Use of Constant Currency Revenues and Constant Currency Revenue Percentage Change
The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency revenues and non-GAAP percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe the presentation of results on a constant currency basis in addition to GAAP results helps improve the ability to understand our performance because it excludes the effects of foreign currency volatility that are not indicative of our core operating results.
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

Table of Contents	Alphabet Inc.
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
The following table presents the foreign exchange effect on international revenues and total revenues (in millions, except percentages):

	Three Months Ended
	March 31,
	2021	2022	% Change from Prior Year
EMEA revenues	$17,031	$20,317	19%
EMEA constant currency revenues		21,628	27%

APAC revenues	10,455	11,841	13%
APAC constant currency revenues		12,440	19%

Other Americas revenues	2,905	3,842	32%
Other Americas constant currency revenues		3,923	35%

United States revenues	25,032	31,733	27%

Hedging gains (losses)	(109)	278
Total revenues	$55,314	$68,011	23%
Revenues, excluding hedging effect	$55,423	$67,733
Exchange rate effect		1,991
Total constant currency revenues		$69,724	26%
EMEA revenue growth from the three months ended March 31, 2021 to the three months ended March 31, 2022 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Euro.
APAC revenue growth from the three months ended March 31, 2021 to the three months ended March 31, 2022 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth from the three months ended March 31, 2021 to the three months ended March 31, 2022 was not materially affected by changes in foreign currency exchange rates.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended
	March 31,
	2021	2022
TAC	$9,712	$11,990
Other cost of revenues	14,391	17,609
Total cost of revenues	$24,103	$29,599
Total cost of revenues as a percentage of revenues	43.6%	43.5%

Table of Contents	Alphabet Inc.
Cost of revenues increased $5.5 billion from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase was due to increases in other cost of revenues and TAC of $3.2 billion and $2.3 billion, respectively.
The increase in TAC from the three months ended March 31, 2021 to the three months ended March 31, 2022 was due to increases in TAC paid to distribution partners and to Google Network partners, primarily driven by growth in revenues subject to TAC. The TAC rate increased from 21.7% to 21.9% from the three months ended March 31, 2021 to the three months ended March 31, 2022 due to a combination of factors none of which were individually significant. The TAC rate on Google Search & other properties revenues and the TAC rate on Google Network revenues were both substantially consistent from three months ended March 31, 2021 to the three months ended March 31, 2022.
The increase in other cost of revenues from the three months ended March 31, 2021 to the three months ended March 31, 2022 was primarily due to increases in data center and other operations costs, including depreciation expense, as well as content acquisition costs primarily for YouTube.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2021	2022
Research and development expenses	$7,485	$9,119
Research and development expenses as a percentage of revenues	13.5%	13.4%
R&D expenses increased $1.6 billion from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase was primarily due to an increase in compensation expenses of $944 million, largely resulting from a 14% increase in headcount.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2021	2022
Sales and marketing expenses	$4,516	$5,825
Sales and marketing expenses as a percentage of revenues	8.2%	8.6%
Sales and marketing expenses increased $1.3 billion from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily driven by an increase in compensation expenses of $599 million and an increase in advertising and promotional activities of $494 million. The increase in compensation expenses was largely due to a 21% increase in headcount. The increase in advertising and promotional activities was driven by both increased spending in the current period and a reduction in spending in the prior year comparable period due to COVID-19.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2021	2022
General and administrative expenses	$2,773	$3,374
General and administrative expenses as a percentage of revenues	5.0%	5.0%
General and administrative expenses increased $601 million from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase was primarily driven by an increase in compensation expenses of $292 million, largely resulting from a 19% increase in headcount.

Table of Contents	Alphabet Inc.
Segment Profitability
The following table presents segment operating income (loss) (in millions).

	Three Months Ended
	March 31,
	2021	2022
Operating income (loss):
Google Services	$19,546	$22,920
Google Cloud	(974)	(931)
Other Bets	(1,145)	(1,155)
Corporate costs, unallocated(1)	(990)	(740)
Total income from operations	$16,437	$20,094
(1)Unallocated corporate costs primarily include corporate initiatives, corporate shared costs, such as finance and legal, including certain fines and settlements, as well as costs associated with certain shared R&D activities. Additionally, hedging gains (losses) related to revenue are included in corporate costs.
Google Services
Google Services operating income increased $3.4 billion from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase was due to growth in revenues, partially offset by increases in TAC, compensation expenses, and content acquisition costs.
Google Cloud
Google Cloud operating loss decreased $43 million from the three months ended March 31, 2021 to the three months ended March 31, 2022. The decrease in operating loss was primarily driven by growth in revenues, partially offset by an increase in expenses, primarily driven by compensation expenses.
Other Bets
Other Bets operating loss increased $10 million from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase in operating loss was due to an increase in expenses, primarily driven by compensation expenses, partially offset by an increase in revenues.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions):

	Three Months Ended
	March 31,
	2021	2022
Other income (expense), net	$4,846	$(1,160)
Other income (expense), net, decreased $6.0 billion from the three months ended March 31, 2021 to the three months ended March 31, 2022, primarily due to gains and losses on equity securities and changes in accrued performance fees. In the three months ended March 31, 2022, $1.5 billion of net unrealized losses were recognized on marketable equity securities, partially offset by $460 million of net unrealized gains on non-marketable equity securities and a $233 million reversal of previously accrued performance fees related to certain investments. In the three months ended March 31, 2021, a net unrealized gain of $4.7 billion was recognized on non-marketable equity securities, partially offset by $665 million of accrued performance fees.
See Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Table of Contents	Alphabet Inc.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended
	March 31,
	2021	2022
Income before provision for income taxes	$21,283	$18,934
Provision for income taxes	$3,353	$2,498
Effective tax rate	15.8%	13.2%
The effective tax rate decreased 2.6% from the three months ended March 31, 2021 to the three months ended March 31, 2022. The decrease was primarily due to a benefit driven by the effects of capitalization and amortization of research and development expenses starting in 2022 as required by the 2017 Tax Cuts and Jobs Act generating an increase in the U.S. federal Foreign-Derived Intangible Income tax deduction.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of March 31, 2022, we had $134.0 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities.
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
The following table presents our cash flows (in millions):

	Three Months Ended
	March 31,
	2021	2022
Net cash provided by operating activities	$19,289	$25,106
Net cash used in investing activities	$(5,383)	$(9,051)
Net cash used in financing activities	$(13,606)	$(16,214)
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
Our primary uses of cash from our operating activities include payments to distribution and Google Network partners, for compensation and related costs, and for content acquisition costs. In addition, uses of cash from operating activities include hardware inventory costs, income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to the net effect of an increase in cash received from revenues and cash paid for cost of revenues and operating expenses, and changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to an increase of purchases of property and equipment, partially offset

Table of Contents	Alphabet Inc.
by a net decrease in maturities and sales of securities. The increase in property and equipment was primarily due to the purchases of office facilities.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to an increase in repurchases of stock.
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
Capital Expenditures
Our capital investments in property and equipment consist primarily of the following major categories:
•technical infrastructure, which consists of investments in servers and network equipment for computing, storage and networking requirements for ongoing business activities, including machine learning (collectively referred to as information technology assets) and data center land and building construction; and
•office facilities, ground up development projects, and related building improvements.
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
During the three months ended March 31, 2021 and 2022, capital expenditures were $5.9 billion and $9.8 billion, respectively. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. Land is not depreciated. For the three months ended March 31, 2021 and 2022, depreciation and impairment expenses on property and equipment were $2.5 billion and $3.6 billion, respectively.
Leases
For the three months ended March 31, 2021 and 2022, we recognized total operating lease assets of $769 million and $915 million, respectively. As of March 31, 2022, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 8 years, was $15.6 billion. As of March 31, 2022, we have entered into leases that have not yet commenced with future lease payments of $5.8 billion, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2022 and 2026 with non-cancelable lease terms of 1 to 25 years.
For the three months ended March 31, 2021 and 2022, our operating lease expenses (including variable lease costs) were $794 million and $880 million, respectively. Finance lease costs were not material for the three months ended March 31, 2021 and 2022.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2022, we had no commercial paper outstanding.
As of March 31, 2022, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2022 and $6.0 billion expiring in April 2026. In April 2022, we entered into a new $4.0 billion credit facility expiring in April

Table of Contents	Alphabet Inc.
2023. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities.
As of March 31, 2022, we had senior unsecured notes outstanding with a total carrying value of $12.8 billion. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information on our debt.
Share Repurchase Program
In April 2021, the Board of Directors of Alphabet authorized the company to repurchase up to $50.0 billion of its Class C stock. In July 2021, the Board of Directors of Alphabet approved an amendment to the April 2021 authorization, permitting the company to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. As of March 31, 2022, $4.1 billion remains available for Class A and Class C share repurchases under the amended authorization.
In accordance with the authorizations of the Board of Directors of Alphabet, during the three months ended March 31, 2022, we repurchased and subsequently retired 4.9 million aggregate shares for $13.3 billion. Of the aggregate amount repurchased and subsequently retired during the three months ended March 31, 2022, 0.2 million shares were Class A stock for $660 million and 4.7 million shares were Class C stock for $12.6 billion.
In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
European Commission Fines
In 2017, 2018 and 2019, the EC announced decisions that certain actions taken by Google infringed European competition law and imposed fines of €2.4 billion ($2.7 billion as of June 27, 2017), €4.3 billion ($5.1 billion as of June 30, 2018), and €1.5 billion ($1.7 billion as of March 20, 2019), respectively. While each EC decision is under appeal, we included the fines in accrued expenses and other current liabilities on our Consolidated Balance Sheets as we provided bank guarantees (in lieu of a cash payment) for the fines. See Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Taxes
As of March 31, 2022, we had short-term and long-term income taxes payable of $805 million and $5.7 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. We also have taxes payable of $3.7 billion primarily related to uncertain tax positions as of March 31, 2022.
Pending Acquisition
In March 2022, we entered into an agreement to acquire Mandiant, a leader in dynamic cyber defense and response, for $23.00 per share, in an all-cash transaction valued at approximately $5.4 billion, net of cash and debt. See Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
See Part II, Item 7, "Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We rely extensively on information systems to manage our business and summarize and report operating results. In 2019, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. The implementation is expected to continue in phases over the next few years. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as the phased implementation of the new ERP system continues, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
As a result of COVID-19, our global workforce continued to operate primarily in a work from home environment for the quarter ended March 31, 2022. While we continue to evolve our work model in response to the uneven effects of the ongoing pandemic around the world, we believe that our internal controls over financial reporting continue to be effective. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.
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
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended March 31, 2022.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - 31	81	1,642	$2,758.20	$2,722.40	1,723	$12,679
February 1 - 28	4	1,469	$2,666.27	$2,719.33	1,473	$8,672
March 1 - 31	160	1,557	$2,665.14	$2,681.53	1,717	$4,071
Total	245	4,668			4,913
(1)    Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. See Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
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

ALPHABET INC.
April 26, 2022	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
April 26, 2022	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer