Form 10-Q
period 2022-06-30
Alphabet Inc.
filed 2022-07-27
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 22, 2022, there were 5,996 million shares of Alphabet’s Class A stock outstanding, 885 million shares of Alphabet's Class B stock outstanding, and 6,163 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2022

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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2021	As of June 30, 2022
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,945	$17,936
Marketable securities	118,704	107,061
Total cash, cash equivalents, and marketable securities	139,649	124,997
Accounts receivable, net	39,304	35,707
Income taxes receivable, net	966	1,366
Inventory	1,170	1,980
Other current assets	7,054	8,321
Total current assets	188,143	172,371
Non-marketable securities	29,549	30,665
Deferred income taxes	1,284	1,490
Property and equipment, net	97,599	106,223
Operating lease assets	12,959	13,398
Intangible assets, net	1,417	1,377
Goodwill	22,956	23,949
Other non-current assets	5,361	5,712
Total assets	$359,268	$355,185
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,037	$4,409
Accrued compensation and benefits	13,889	10,852
Accrued expenses and other current liabilities	31,236	32,976
Accrued revenue share	8,996	7,889
Deferred revenue	3,288	3,272
Income taxes payable, net	808	1,956
Total current liabilities	64,254	61,354
Long-term debt	14,817	14,734
Deferred revenue, non-current	535	472
Income taxes payable, non-current	9,176	8,163
Deferred income taxes	5,257	924
Operating lease liabilities	11,389	11,697
Other long-term liabilities	2,205	2,422
Total liabilities	107,633	99,766
Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 13,242 (Class A 6,015, Class B 893, Class C 6,334) and 13,078 (Class A 6,002, Class B 885, Class C 6,191) shares issued and outstanding	61,774	64,402
Accumulated other comprehensive income (loss)	(1,623)	(5,828)
Retained earnings	191,484	196,845
Total stockholders’ equity	251,635	255,419
Total liabilities and stockholders’ equity	$359,268	$355,185
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Revenues	$61,880	$69,685	$117,194	$137,696
Costs and expenses:
Cost of revenues	26,227	30,104	50,330	59,703
Research and development	7,675	9,841	15,160	18,960
Sales and marketing	5,276	6,630	9,792	12,455
General and administrative	3,341	3,657	6,114	7,031
Total costs and expenses	42,519	50,232	81,396	98,149
Income from operations	19,361	19,453	35,798	39,547
Other income (expense), net	2,624	(439)	7,470	(1,599)
Income before income taxes	21,985	19,014	43,268	37,948
Provision for income taxes	3,460	3,012	6,813	5,510
Net income	$18,525	$16,002	$36,455	$32,438

Basic net income per share of Class A, Class B, and Class C stock	$1.38	$1.22	$2.72	$2.46
Diluted net income per share of Class A, Class B, and Class C stock	$1.36	$1.21	$2.68	$2.44
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Net income	$18,525	$16,002	$36,455	$32,438
Other comprehensive income (loss):
Change in foreign currency translation adjustment	366	(1,665)	(57)	(1,626)
Available-for-sale investments:
Change in net unrealized gains (losses)	(52)	(926)	(540)	(3,404)
Less: reclassification adjustment for net (gains) losses included in net income	(75)	233	(64)	381
Net change, net of income tax benefit (expense) of $37, $227, $172 and $860	(127)	(693)	(604)	(3,023)
Cash flow hedges:
Change in net unrealized gains (losses)	(42)	915	137	1,029
Less: reclassification adjustment for net (gains) losses included in net income	(4)	(336)	81	(585)
Net change, net of income tax benefit (expense) of $15, $(113), $(35) and $(69)	(46)	579	218	444
Other comprehensive income (loss)	193	(1,779)	(443)	(4,205)
Comprehensive income	$18,718	$14,223	$36,012	$28,233
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions; unaudited)

	Three Months Ended June 30, 2021
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	13,422	$59,436	$(3)	$170,580	$230,013
Stock issued	39	1	0	0	1
Stock-based compensation expense	0	3,844	0	0	3,844
Tax withholding related to vesting of restricted stock units and other	0	(2,515)	0	0	(2,515)
Repurchases of stock	(108)	(630)	0	(12,166)	(12,796)
Sale of interest in consolidated entities	0	300	0	0	300
Net income	0	0	0	18,525	18,525
Other comprehensive income (loss)	0	0	193	0	193
Balance as of June 30, 2021	13,353	$60,436	$190	$176,939	$237,565

	Six Months Ended June 30, 2021
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	13,504	$58,510	$633	$163,401	$222,544
Stock issued	70	7	0	0	7
Stock-based compensation expense	0	7,632	0	0	7,632
Tax withholding related to vesting of restricted stock units and other	0	(4,749)	0	0	(4,749)
Repurchases of stock	(221)	(1,274)	0	(22,917)	(24,191)
Sale of interest in consolidated entities	0	310	0	0	310
Net income	0	0	0	36,455	36,455
Other comprehensive income (loss)	0	0	(443)	0	(443)
Balance as of June 30, 2021	13,353	$60,436	$190	$176,939	$237,565

Table of Contents	Alphabet Inc.

	Three Months Ended June 30, 2022
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	13,175	$62,832	$(4,049)	$195,221	$254,004
Stock issued	36	1	0	0	1
Stock-based compensation expense	0	4,823	0	0	4,823
Tax withholding related to vesting of restricted stock units and other	0	(2,434)	0	(1)	(2,435)
Repurchases of stock	(133)	(820)	0	(14,377)	(15,197)
Net income	0	0	0	16,002	16,002
Other comprehensive income (loss)	0	0	(1,779)	0	(1,779)
Balance as of June 30, 2022	13,078	$64,402	$(5,828)	$196,845	$255,419

	Six Months Ended June 30, 2022
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	13,242	$61,774	$(1,623)	$191,484	$251,635
Stock issued	67	8	0	0	8
Stock-based compensation expense	0	9,370	0	0	9,370
Tax withholding related to vesting of restricted stock units and other	0	(5,329)	0	(1)	(5,330)
Repurchases of stock	(231)	(1,421)	0	(27,076)	(28,497)
Net income	0	0	0	32,438	32,438
Other comprehensive income (loss)	0	0	(4,205)	0	(4,205)
Balance as of June 30, 2022	13,078	$64,402	$(5,828)	$196,845	$255,419
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30,
	2021	2022
Operating activities
Net income	$36,455	$32,438
Adjustments:
Depreciation and impairment of property and equipment	5,255	7,289
Amortization and impairment of intangible assets	443	392
Stock-based compensation expense	7,548	9,286
Deferred income taxes	1,479	(4,237)
(Gain) loss on debt and equity securities, net	(7,634)	2,478
Other	(263)	202
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(867)	2,395
Income taxes, net	(297)	(253)
Other assets	(192)	(1,621)
Accounts payable	(1,112)	(1,172)
Accrued expenses and other liabilities	201	(1,719)
Accrued revenue share	29	(942)
Deferred revenue	134	(8)
Net cash provided by operating activities	41,179	44,528
Investing activities
Purchases of property and equipment	(11,438)	(16,614)
Purchases of marketable securities	(60,609)	(50,199)
Maturities and sales of marketable securities	60,667	55,374
Purchases of non-marketable securities	(1,412)	(1,264)
Maturities and sales of non-marketable securities	256	125
Acquisitions, net of cash acquired, and purchases of intangible assets	(1,974)	(1,236)
Other investing activities	53	576
Net cash used in investing activities	(14,457)	(13,238)
Financing activities
Net payments related to stock-based award activities	(4,637)	(5,180)
Repurchases of stock	(24,191)	(28,497)
Proceeds from issuance of debt, net of costs	7,599	29,228
Repayments of debt	(8,678)	(29,582)
Proceeds from sale of interest in consolidated entities, net	310	0
Net cash used in financing activities	(29,597)	(34,031)
Effect of exchange rate changes on cash and cash equivalents	40	(268)
Net decrease in cash and cash equivalents	(2,835)	(3,009)
Cash and cash equivalents at beginning of period	26,465	20,945
Cash and cash equivalents at end of period	$23,630	$17,936
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Stock Split Effected in the Form of a Stock Dividend (“Stock Split”)
On February 1, 2022, the company announced that the Board of Directors had approved and declared a 20-for-one stock split in the form of a one-time special stock dividend on each share of the company’s Class A, Class B, and Class C stock. The Stock Split had a record date of July 1, 2022 and an effective date of July 15, 2022. The par value per share of our Class A, Class B, and Class C stock remains unchanged at $0.001 per share after the Stock Split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.
Note 2. Revenues
Revenue Recognition
The following table presents revenues disaggregated by type (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Google Search & other	$35,845	$40,689	$67,724	$80,307
YouTube ads	7,002	7,340	13,007	14,209
Google Network	7,597	8,259	14,397	16,433
Google advertising	50,444	56,288	95,128	110,949
Google other	6,623	6,553	13,117	13,364
Google Services total	57,067	62,841	108,245	124,313
Google Cloud	4,628	6,276	8,675	12,097
Other Bets	192	193	390	633
Hedging gains (losses)	(7)	375	(116)	653
Total revenues	$61,880	$69,685	$117,194	$137,696

Table of Contents	Alphabet Inc.
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2022		2021		2022
United States	$28,208	46%	$32,727	47%	$53,240	45%	$64,460	47%
EMEA(1)	19,084	31	20,533	29	36,115	31	40,850	30
APAC(1)	11,231	18	11,710	17	21,686	19	23,551	17
Other Americas(1)	3,364	5	4,340	6	6,269	5	8,182	6
Hedging gains (losses)	(7)	0	375	1	(116)	0	653	0
Total revenues	$61,880	100%	$69,685	100%	$117,194	100%	$137,696	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog and Deferred Revenues
As of June 30, 2022, we had $51.2 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud, and expect to recognize approximately half of this amount as revenues over the next 24 months with the remaining to be recognized thereafter. Our revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenues. The amount and timing of revenue recognition for these commitments is largely driven by when our customers utilize services and our ability to deliver in accordance with relevant contract terms, which could affect our estimate of revenue backlog and when we expect to recognize such as revenues. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods and excludes contracts with an original expected term of one year or less and cancellable contracts.
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google other. Total deferred revenue as of December 31, 2021 was $3.8 billion, of which $2.1 billion was recognized as revenues during the six months ended June 30, 2022.
Note 3. Financial Instruments
Debt Securities
We classify our marketable debt securities, which are accounted for as available-for-sale, within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
For certain marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in other income (expense), net. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts. Unrealized net losses related to debt securities still held where we have elected the fair value option were $35 million and $602 million as of December 31, 2021 and June 30, 2022, respectively. As of December 31, 2021 and June 30, 2022, the fair value of these debt securities was $4.7 billion and $6.4 billion, respectively.
The following tables summarize debt securities, for which we did not elect the fair value option, by significant investment categories (in millions):

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$5,133	$0	$0	$5,133	$5,133	$0
Government bonds	53,288	258	(238)	53,308	5	53,303
Corporate debt securities	35,605	194	(223)	35,576	12	35,564
Mortgage-backed and asset-backed securities	18,829	96	(112)	18,813	0	18,813
Total	$112,855	$548	$(573)	$112,830	$5,150	$107,680

Table of Contents	Alphabet Inc.

	As of June 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$4,054	$0	$0	$4,054	$4,054	$0
Government bonds	46,782	36	(1,575)	45,243	45	45,198
Corporate debt securities	35,486	6	(1,449)	34,043	0	34,043
Mortgage-backed and asset-backed securities	18,426	1	(903)	17,524	0	17,524
Total	$104,748	$43	$(3,927)	$100,864	$4,099	$96,765
(1)The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $116 million and $29 million for the three months ended June 30, 2021 and 2022, respectively, and $251 million and $69 million for the six months ended June 30, 2021 and 2022, respectively. We recognized gross realized losses of $15 million and $368 million for the three months ended June 30, 2021 and 2022, respectively, and $151 million and $639 million for the six months ended June 30, 2021 and 2022, respectively. We reflect these gains and losses as a component of other income (expense), net.
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates (in millions):

As of June 30, 2022
Due in 1 year or less	$12,374
Due in 1 year through 5 years	73,397
Due in 5 years through 10 years	4,795
Due after 10 years	12,210
Total	$102,776
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$32,843	$(236)	$71	$(2)	$32,914	$(238)
Corporate debt securities	22,737	(152)	303	(5)	23,040	(157)
Mortgage-backed and asset-backed securities	11,502	(106)	248	(6)	11,750	(112)
Total	$67,082	$(494)	$622	$(13)	$67,704	$(507)

	As of June 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$36,141	$(1,390)	$3,525	$(185)	$39,666	$(1,575)
Corporate debt securities	29,241	(1,136)	3,111	(235)	32,352	(1,371)
Mortgage-backed and asset-backed securities	15,453	(796)	1,648	(107)	17,101	(903)
Total	$80,835	$(3,322)	$8,284	$(527)	$89,119	$(3,849)
During the three and six months ended June 30, 2021 and 2022, we did not recognize significant credit losses, and the ending allowance balances for credit losses were immaterial as of December 31, 2021 and June 30, 2022. See Note 6 for further details on other income (expense), net.

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
Gains and losses on marketable and non-marketable equity securities
Gains and losses (including impairments) reflected in other income (expense), net, for marketable and non-marketable equity securities are summarized below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Net gain (loss) on equity securities sold during the period	$138	$26	$506	$(230)
Net unrealized gain (loss) on equity securities held as of the end of the period	2,634	(277)	7,103	(1,091)
Total gain (loss) recognized in other income (expense), net	$2,772	$(251)	$7,609	$(1,321)
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

	Equity Securities Sold
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Total sale price	$2,629	$645	$3,353	$1,335
Total initial cost	409	168	766	428
Cumulative net gains(1)	$2,220	$477	$2,587	$907
(1)Cumulative net gains for the three and six months ended June 30, 2021 excludes cumulative losses of $684 million resulting from our equity derivatives, which hedged the changes in fair value of certain marketable equity securities sold. The associated derivative liabilities arising from these losses were settled against our holdings of the underlying equity securities.

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
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $14.1 billion gains and $1.7 billion losses (including impairments).
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $1.4 billion is included within other non-current assets.

	As of June 30, 2022
	Marketable Securities	Non-Marketable Securities	Total
Total initial cost	$5,451	$15,262	$20,713
Cumulative net gain (loss)(1)	146	13,595	13,741
Carrying value(2)	$5,597	$28,857	$34,454
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $16.7 billion gains and $3.1 billion losses (including impairments).
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $1.3 billion is included within other non-current assets.
Marketable equity securities
The following table summarizes marketable equity securities measured at fair value by significant investment categories (in millions):

	As of December 31, 2021		As of June 30, 2022
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$7,499	$0	$6,593	$0
Marketable equity securities(1)(2)	0	7,447	0	5,242
	7,499	7,447	6,593	5,242
Level 2:
Mutual funds	0	351	0	355
Total	$7,499	$7,798	$6,593	$5,597
(1)The balance as of December 31, 2021 and June 30, 2022 includes investments that were reclassified from non-marketable equity securities following the commencement of public market trading of the issuers or acquisition by public entities (certain investments are subject to short-term lock-up restrictions).
(2)As of December 31, 2021 and June 30, 2022 the long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $1.4 billion and $1.3 billion, respectively, is included within other non-current assets.

Table of Contents	Alphabet Inc.
Non-marketable equity securities
The following is a summary of unrealized gains and losses (including impairments) recorded in other income (expense), net, which are included as adjustments to the carrying value of non-marketable equity securities held as of the end of the period (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Unrealized gains on non-marketable equity securities	$1,852	$2,179	$5,128	$3,016
Unrealized losses on non-marketable equity securities (including impairments)	(65)	(1,268)	(67)	(1,645)
Total unrealized gain (loss) recognized on non-marketable equity securities	$1,787	$911	$5,061	$1,371
During the three months ended June 30, 2022, included in the $28.9 billion of non-marketable equity securities held as of the end of the period, $10.8 billion were measured at fair value resulting in a net unrealized gain of $911 million.
Equity securities accounted for under the Equity Method
As of December 31, 2021 and June 30, 2022, equity securities accounted for under the equity method had a carrying value of approximately $1.5 billion and $1.4 billion, respectively. Our share of gains and losses, including impairments, are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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
As of June 30, 2022, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $1.1 billion, which is expected to be reclassified from AOCI into earnings within the next 12 months.

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
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2021	As of June 30, 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts
Cash flow hedges	$16,362	$17,871
Fair value hedges	$2,556	$2,151
Net investment hedges	$10,159	$9,801
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	$41,031	$42,270
Other contracts	$4,275	$7,347

Table of Contents	Alphabet Inc.
The fair values of outstanding derivative instruments were as follows (in millions):

		As of December 31, 2021
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$867	$42	$909
Other contracts	Other current and non-current assets	0	52	52
Total		$867	$94	$961
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$8	$452	$460
Other contracts	Accrued expenses and other liabilities, current and non-current	0	121	121
Total		$8	$573	$581

		As of June 30, 2022
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$1,540	$77	$1,617
Other contracts	Other current and non-current assets	0	80	80
Total		$1,540	$157	$1,697
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$36	$749	$785
Other contracts	Accrued expenses and other liabilities, current and non-current	0	56	56
Total		$36	$805	$841

Table of Contents	Alphabet Inc.
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(60)	$1,131	$102	$1,266
Amount excluded from the assessment of effectiveness	(4)	(39)	45	(54)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	(179)	509	199	658
Total	$(243)	$1,601	$346	$1,870
 The effect of derivative instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income
	Three Months Ended
	June 30,
	2021		2022
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$61,880	$2,624	$69,685	$(439)

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$(3)	$0	$400	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	(4)	0	(24)	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	28	0	(136)
Derivatives designated as hedging instruments	0	(28)	0	136
Amount excluded from the assessment of effectiveness	0	2	0	2
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	21	0	28
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	(64)	0	(149)
Other Contracts	0	(142)	0	86
Total gains (losses)	$(7)	$(183)	$376	$(33)

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Six Months Ended
	June 30,
	2021		2022
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$117,194	$7,470	$137,696	$(1,599)

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$(108)	$0	$697	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	(8)	0	(43)	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	28	0	(123)
Derivatives designated as hedging instruments	0	(28)	0	124
Amount excluded from the assessment of effectiveness	0	4	0	3
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	41	0	40
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	(404)	0	(396)
Other Contracts	0	181	0	124
Total gains (losses)	$(116)	$(178)	$654	$(228)

Table of Contents	Alphabet Inc.
Offsetting of Derivatives
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$999	$(38)	$961	$(434)	(1)	$(394)	$(12)	$121

	As of June 30, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$1,773	$(76)	$1,697	$(736)	(1)	$(880)	$(18)	$63
(1)The balances as of December 31, 2021 and June 30, 2022 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.
Offsetting of Liabilities

	As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$619	$(38)	$581	$(434)	(2)	$(4)	$(110)	$33

	As of June 30, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$917	$(76)	$841	$(736)	(2)	$(13)	$(1)	$91
(2)    The balances as of December 31, 2021 and June 30, 2022 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Table of Contents	Alphabet Inc.
Note 4. Variable Interest Entities (VIE)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2021 and June 30, 2022, assets that can only be used to settle obligations of these VIEs were $6.0 billion and $4.5 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.5 billion for both periods.
As of December 31, 2021 and June 30, 2022, total noncontrolling interests (NCI), including redeemable noncontrolling interests (RNCI), in our consolidated subsidiaries was $4.3 billion and $4.1 billion, respectively. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of other income (expense), net. See Note 6 for further details on other income (expense), net.
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
The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. We have determined that the single source of our exposure to these VIEs is our capital investments in them. The carrying value and maximum exposure of these unconsolidated VIEs were $2.7 billion and $2.9 billion, respectively, as of December 31, 2021 and $2.4 billion and $2.4 billion, respectively, as of June 30, 2022.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2021 and June 30, 2022.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
Total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2021	As of June 30, 2022
Debt
2014-2020 Notes Issuances	2024 - 2060	0.45% - 3.38%	0.57% - 3.38%	$13,000	$13,000
Future finance lease payments, net and other (1)				2,086	1,966
Total debt				15,086	14,966
Unamortized discount and debt issuance costs				(156)	(150)
Less: Current portion future finance lease payments, net and other current debt(1)(2)				(113)	(82)
Total long-term debt				$14,817	$14,734
(1)Future finance lease payments are net of imputed interest.
(2)Total current portion of long-term debt is included within other accrued expenses and current liabilities. See Note 6.

Table of Contents	Alphabet Inc.
The notes in the table above are fixed-rate senior unsecured obligations and generally rank equally with each other. We may redeem the notes at any time in whole or in part at specified redemption prices. The effective interest rates are based on proceeds received with interest payable semi-annually.
The total estimated fair value of the outstanding notes was approximately $12.4 billion and $10.4 billion as of December 31, 2021 and June 30, 2022, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2022, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2023 and $6.0 billion expiring in April 2026. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2021 and June 30, 2022.
Note 6. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $550 million and $634 million as of December 31, 2021 and June 30, 2022, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2021	As of June 30, 2022
Land and buildings	$58,881	$65,015
Information technology assets	55,606	59,643
Construction in progress	23,172	25,341
Leasehold improvements	9,146	9,992
Furniture and fixtures	208	267
Property and equipment, gross	147,013	160,258
Less: accumulated depreciation	(49,414)	(54,035)
Property and equipment, net	$97,599	$106,223
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2021	As of June 30, 2022
European Commission fines(1)	$9,799	$9,191
Accrued customer liabilities	3,505	2,948
Accrued purchases of property and equipment	2,415	2,797
Current operating lease liabilities	2,189	2,297
Other accrued expenses and current liabilities	13,328	15,743
Accrued expenses and other current liabilities	$31,236	$32,976
(1)    Includes the effects of foreign exchange and interest. See Note 9 for further details.

Table of Contents	Alphabet Inc.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2020	$(864)	$1,612	$(115)	$633
Other comprehensive income (loss) before reclassifications	(57)	(540)	92	(505)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	45	45
Amounts reclassified from AOCI	0	(64)	81	17
Other comprehensive income (loss)	(57)	(604)	218	(443)
Balance as of June 30, 2021	$(921)	$1,008	$103	$190

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2021	$(2,306)	$236	$447	$(1,623)
Other comprehensive income (loss) before reclassifications	(1,626)	(3,404)	1,083	(3,947)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(54)	(54)
Amounts reclassified from AOCI	0	381	(585)	(204)
Other comprehensive income (loss)	(1,626)	(3,023)	444	(4,205)
Balance as of June 30, 2022	$(3,932)	$(2,787)	$891	$(5,828)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2021	2022	2021	2022
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$96	$(299)	$82	$(489)
	Benefit (provision) for income taxes	(21)	66	(18)	108
	Net of income tax	75	(233)	64	(381)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	(3)	400	(108)	697
Interest rate contracts	Other income (expense), net	2	1	3	3
	Benefit (provision) for income taxes	5	(65)	24	(115)
	Net of income tax	4	336	(81)	585
Total amount reclassified, net of income tax		$79	$103	$(17)	$204

Table of Contents	Alphabet Inc.
Other Income (Expense), Net
Components of other income (expense), net, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Interest income	$389	$486	$734	$900
Interest expense(1)	(76)	(83)	(152)	(166)
Foreign currency exchange gain (loss), net	(51)	(260)	62	(333)
Gain (loss) on debt securities, net	111	(790)	25	(1,157)
Gain (loss) on equity securities, net	2,772	(251)	7,609	(1,321)
Performance fees	(523)	318	(1,188)	551
Income (loss) and impairment from equity method investments, net	92	(118)	97	(207)
Other	(90)	259	283	134
Other income (expense), net	$2,624	$(439)	$7,470	$(1,599)
(1)Interest expense is net of interest capitalized of $45 million and $37 million for the three months ended June 30, 2021 and 2022, respectively, and $92 million and $71 million for the six months ended June 30, 2021 and 2022, respectively.
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
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2021	$19,826	$2,337	$793	$22,956
Acquisitions	896	103	113	1,112
Foreign currency translation and other adjustments	(104)	(12)	(3)	(119)
Balance as of June 30, 2022	$20,618	$2,428	$903	$23,949
Other Intangible Assets
Information regarding purchased intangible assets was as follows (in millions):

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,786	$4,112	$674
Customer relationships	506	140	366
Trade names and other	534	295	239
Total definite-lived intangible assets	5,826	4,547	1,279
Indefinite-lived intangible assets	138	—	138
Total intangible assets	$5,964	$4,547	$1,417

Table of Contents	Alphabet Inc.

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$962	$462	$500
Customer relationships	521	193	328
Trade names and other	408	97	311
Total definite-lived intangible assets	1,891	752	1,139
Indefinite-lived intangible assets	238	0	238
Total intangible assets	$2,129	$752	$1,377
For the six months ended June 30, 2022, $4.2 billion of intangible assets that were fully amortized have been removed from gross intangible assets and accumulated amortization.
Amortization expense relating to purchased intangible assets was $215 million and $201 million for the three months ended June 30, 2021 and 2022, respectively, and $432 million and $392 million for the six months ended June 30, 2021 and 2022, respectively.
Expected amortization expense related to purchased intangible assets held as of June 30, 2022 was as follows (in millions):

Remainder of 2022	$193
2023	294
2024	275
2025	145
2026	99
Thereafter	133
Total	$1,139
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
As of June 30, 2022, we did not have any material indemnification claims that were probable or reasonably possible.
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

Table of Contents	Alphabet Inc.
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
From time to time we are subject to formal and informal inquiries and investigations on various competition matters by regulatory authorities in the United States (U.S.), Europe, and other jurisdictions globally. For example:
•In August 2019, we began receiving civil investigative demands from the U.S. Department of Justice (DOJ) requesting information and documents relating to our prior antitrust investigations and certain aspects of our business. The DOJ and a number of state Attorneys General filed a lawsuit on October 20, 2020 alleging that Google violated U.S. antitrust laws relating to Search and Search advertising. Further, in June 2022, the Australian Competition and Consumer Commission (ACCC) and the United Kingdom's Competition and Markets Authority (CMA) each opened an investigation into Search distribution practices.
•On December 16, 2020, a number of state Attorneys General filed an antitrust complaint in the U.S. District Court for the Eastern District of Texas, alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology. The DOJ's investigation of similar issues remains ongoing. The EC, the CMA, and the ACCC each opened a formal investigation into Google's advertising technology business practices on June 22, 2021, May 25, 2022, and June 29, 2022, respectively.
•On July 7, 2021, a number of state Attorneys General filed an antitrust complaint in the U.S. District Court for the Northern District of California, alleging that Google’s operation of Android and Google Play violated U.S. antitrust laws and state antitrust and consumer protection laws. In May 2022, the EC and the CMA each opened a formal investigation into Google Play’s business practices. Korean regulators are investigating Google Play's billing practices, most recently opening a formal review in May 2022 of Google's compliance with the new app store billing regulations.
We believe these complaints are without merit and will defend ourselves vigorously. We continue to cooperate with federal and state regulators in the U.S., the EC, and other regulators around the world.
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
We have ongoing legal matters relating to Russia. We do not believe these ongoing legal matters will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
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
Note 10. Stockholders' Equity
Stock Split
On July 15, 2022, the company executed a 20-for-one stock split with a record date of July 1, 2022, effected in the form of a one-time special stock dividend on each share of the company's Class A, Class B, and Class C stock. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split. See Note 1 for further details.
Share Repurchases
In April 2021, the Board of Directors of Alphabet authorized the company to repurchase up to $50.0 billion of its Class C stock. In July 2021, the Board of Directors of Alphabet approved an amendment to the April 2021 authorization, permitting the company to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. The repurchases from the April 2021 authorization were completed during the second quarter of 2022.
In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of June 30, 2022, $58.9 billion remains available for Class A and Class C share repurchases from the April 2022 authorization.

Table of Contents	Alphabet Inc.
In accordance with the authorizations of the Board of Directors of Alphabet, during the three and six months ended June 30, 2022, we repurchased and subsequently retired 132.8 million and 231.1 million aggregate shares for $15.2 billion and $28.5 billion, respectively. Of the aggregate amount repurchased and subsequently retired during the three months ended June 30, 2022, 16.3 million shares were Class A stock for $1.9 billion and 116.5 million shares were Class C stock for $13.3 billion. Of the aggregate amount repurchased and subsequently retired during the six months ended June 30, 2022, 21.2 million shares were Class A stock for $2.5 billion and 209.9 million shares were Class C stock for $26.0 billion.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended June 30,
	2021			2022
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$8,321	$1,265	$8,939	$7,329	$1,081	$7,592
Denominator
Number of shares used in per share computation	6,009	914	6,456	6,015	887	6,231
Basic net income per share	$1.38	$1.38	$1.38	$1.22	$1.22	$1.22
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$8,321	$1,265	$8,939	$7,329	$1,081	$7,592
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,265	0	0	1,081	0	0
Reallocation of undistributed earnings	(149)	(19)	149	(68)	(9)	68
Allocation of undistributed earnings	$9,437	$1,246	$9,088	$8,342	$1,072	$7,660
Denominator
Number of shares used in basic computation	6,009	914	6,456	6,015	887	6,231
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	914	0	0	887	0	0
Restricted stock units and other contingently issuable shares	0	0	213	0	0	106
Number of shares used in per share computation	6,923	914	6,669	6,902	887	6,337
Diluted net income per share	$1.36	$1.36	$1.36	$1.21	$1.21	$1.21

Table of Contents	Alphabet Inc.

	Six Months Ended June 30,
	2021			2022
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$16,330	$2,485	$17,640	$14,812	$2,190	$15,436
Denominator
Number of shares used in per share computation	6,012	915	6,495	6,013	889	6,266
Basic net income per share	$2.72	$2.72	$2.72	$2.46	$2.46	$2.46
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$16,330	$2,485	$17,640	$14,812	$2,190	$15,436
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	2,485	0	0	2,190	0	0
Reallocation of undistributed earnings	(269)	(36)	269	(162)	(21)	162
Allocation of undistributed earnings	$18,546	$2,449	$17,909	$16,840	$2,169	$15,598
Denominator
Number of shares used in basic computation	6,012	915	6,495	6,013	889	6,266
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	915	0	0	889	0	0
Restricted stock units and other contingently issuable shares	0	0	195	0	0	127
Number of shares used in per share computation	6,927	915	6,690	6,902	889	6,393
Diluted net income per share	$2.68	$2.68	$2.68	$2.44	$2.44	$2.44
For the periods presented above, the net income per share amounts are the same for Class A, Class B, and Class C stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended June 30, 2021 and 2022, total stock-based compensation (SBC) expense was $4.0 billion and $4.9 billion, including amounts associated with awards we expect to settle in Alphabet stock of $3.7 billion and $4.6 billion, respectively. For the six months ended June 30, 2021 and 2022, total SBC expense was $7.8 billion and $9.4 billion, including amounts associated with awards we expect to settle in Alphabet stock of $7.4 billion and $9.0 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs) for the six months ended June 30, 2022 (in millions, except per share amounts):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	338	$81.31
Granted	163	$135.49
Vested	(103)	$85.45
Forfeited/canceled	(19)	$94.47
Unvested as of June 30, 2022	379	$102.80
As of June 30, 2022, there was $37.1 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.

Table of Contents	Alphabet Inc.
Note 13. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Income before provision for income taxes	$21,985	$19,014	$43,268	$37,948
Provision for income taxes	$3,460	$3,012	$6,813	$5,510
Effective tax rate	15.7%	15.8%	15.7%	14.5%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Total gross unrecognized tax benefits were $5.2 billion and $5.8 billion as of December 31, 2021 and June 30, 2022, respectively. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3.7 billion and $4.2 billion as of December 31, 2021 and June 30, 2022, respectively.
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
Our operating segments are not evaluated using asset information.
The following table presents information about our segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Revenues:
Google Services	$57,067	$62,841	$108,245	$124,313
Google Cloud	4,628	6,276	8,675	12,097
Other Bets	192	193	390	633
Hedging gains (losses)	(7)	375	(116)	653
Total revenues	$61,880	$69,685	$117,194	$137,696

Table of Contents	Alphabet Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Operating income (loss):
Google Services	$22,343	$22,770	$41,889	$45,690
Google Cloud	(591)	(858)	(1,565)	(1,789)
Other Bets	(1,398)	(1,686)	(2,543)	(2,841)
Corporate costs, unallocated	(993)	(773)	(1,983)	(1,513)
Total income from operations	$19,361	$19,453	$35,798	$39,547
For revenues by geography, see Note 2.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2021	As of June 30, 2022
Long-lived assets:
United States	$80,207	$88,044
International	30,351	31,577
Total long-lived assets	$110,558	$119,621

Table of Contents	Alphabet Inc.
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
Executive Overview
The following table summarizes consolidated financial results (in millions, except per share information, percentages, and number of employees):

	Three Months Ended
	June 30,
	2021	2022	$ Change	% Change
Consolidated revenues(1)	$61,880	$69,685	$7,805	13%
Change in consolidated constant currency revenues(1)				16%

Cost of revenues	$26,227	$30,104	$3,877	15%
Operating expenses	$16,292	$20,128	$3,836	24%

Operating income	$19,361	$19,453	$92	0%
Operating margin	31%	28%		(3)%

Other income (expense), net	$2,624	$(439)	$(3,063)	(117)%

Net Income	$18,525	$16,002	$(2,523)	(14)%
Diluted EPS	$1.36	$1.21	$(0.15)	(11)%

Number of Employees	144,056	174,014	29,958	21%
(1)    Foreign currency movements affected year-over-year revenue growth rates by 3.7%. This reflects, when rounding to the one decimal place, the percentage change in consolidated revenues and consolidated constant currency revenues year over year of 12.6% and 16.3%, respectively.
•Revenues were $69.7 billion, an increase of 13% year over year, primarily driven by an increase in Google Services segment revenues of $5.8 billion or 10% and an increase in Google Cloud segment revenues of $1.6 billion or 36%.
•Cost of revenues was $30.1 billion, an increase of 15% year over year, driven by increases in other costs of revenues and TAC.
•Operating expenses were $20.1 billion, an increase of 24% year over year, primarily driven by increases in compensation due to headcount growth, professional services fees and advertising and promotional expenses. The increase was partially offset by a decrease in charges related to legal matters.
Other information
•On July 15, 2022, the company executed a 20-for-one stock split with a record date of July 1, 2022, effected in the form of a one-time special stock dividend on each share of the company's Class A, Class B, and Class C stock. All references made to share or per share amounts throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the effects of the Stock Split. See Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•Beginning in the first quarter of 2022, we suspended the vast majority of our commercial activities in Russia and effectively ceased business activities of our Russian entity. The ongoing effect of these direct actions on our financial results was not material. The broader economic effects resulting from the war in Ukraine on our future financial results may be unpredictable.
•Repurchases of Class A and Class C shares were $15.2 billion for the three months ended June 30, 2022. In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. See Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•Operating cash flow was $19.4 billion for the three months ended June 30, 2022.
•Capital expenditures of $6.8 billion for the three months ended June 30, 2022 primarily relate to investments in technical infrastructure.

Table of Contents	Alphabet Inc.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Google Search & other	$35,845	$40,689	$67,724	$80,307
YouTube ads	7,002	7,340	13,007	14,209
Google Network	7,597	8,259	14,397	16,433
Google advertising	50,444	56,288	95,128	110,949
Google other	6,623	6,553	13,117	13,364
Google Services total	57,067	62,841	108,245	124,313
Google Cloud	4,628	6,276	8,675	12,097
Other Bets	192	193	390	633
Hedging gains (losses)	(7)	375	(116)	653
Total revenues	$61,880	$69,685	$117,194	$137,696
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $4.8 billion and $12.6 billion from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022, respectively. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage, primarily on mobile devices, growth in advertiser spending, and improvements we have made in ad formats and delivery.
YouTube ads
YouTube ads revenues increased $338 million and $1.2 billion from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022, respectively. The growth was driven by our brand and direct response advertising products. Growth for both products was primarily driven by increased spending by our advertisers as well as improvements to ad formats and delivery.
Google Network
Google Network revenues increased $662 million from the three months ended June 30, 2021 to the three months ended June 30, 2022. The growth was primarily driven by strength in AdSense.
Google Network revenues increased $2.0 billion from the six months ended June 30, 2021 to the six months ended June 30, 2022. The growth was primarily driven by strength in AdSense and AdMob.
Monetization Metrics
Paid clicks and cost-per-click
The following table presents year-over-year changes in paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Paid clicks change	12%	14%
Cost-per-click change	—%	4%
Paid clicks increased from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022, driven by a number of interrelated factors, including an increase in search queries resulting from growth in user adoption and usage, primarily on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.

Table of Contents	Alphabet Inc.
Cost-per-click was relatively unchanged from the three months ended June 30, 2021 to the three months ended June 30, 2022 and increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 due to a number of interrelated factors including changes in device mix, geographic mix, growth in advertiser spending, ongoing product changes, and property mix.
Impressions and cost-per-impression
The following table presents year-over-year changes in impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Impressions change	6%	6%
Cost-per-impression change	2%	9%
Impressions increased from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022, primarily driven by growth across Google Ad Manager, AdSense, and AdMob. The increase in cost-per-impression from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022 was driven by a number of interrelated factors including ongoing product and policy changes, improvements we have made in ad formats and delivery, changes in device mix, geographic mix, product mix, and property mix.
Google other revenues
Google other revenues decreased $70 million from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily driven by a decrease in Google Play revenues, partially offset by growth in YouTube non-advertising revenues. The decrease in Google Play revenues was primarily driven by the fee structure changes we announced in 2021 as well as a decrease in buyer spending. The growth in YouTube non-advertising was largely due to an increase in paid subscribers.
Google other revenues increased $247 million from the six months ended June 30, 2021 to the six months ended June 30, 2022. The growth was primarily driven by YouTube non-advertising, largely due to an increase in paid subscribers. The overall growth was partially offset by a decrease in Google Play revenues, primarily driven by the fee structure changes we announced in 2021 as well as a decrease in buyer spending.
Google Cloud
Google Cloud revenues increased $1.6 billion and $3.4 billion from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022, respectively. The growth was primarily driven by GCP followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in GCP.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
United States	46%	47%	45%	47%
EMEA	31%	29%	31%	30%
APAC	18%	17%	19%	17%
Other Americas	5%	6%	5%	6%
Hedging gains (losses)	0%	1%	0%	0%
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
The following table presents the foreign exchange effect on international revenues and total revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2022	% Change from Prior Year	2021	2022	% Change from Prior Year
EMEA revenues	$19,084	$20,533	8%	$36,115	$40,850	13%
EMEA constant currency revenues		22,489	18%		$44,117	22%

APAC revenues	11,231	11,710	4%	$21,686	$23,551	9%
APAC constant currency revenues		12,466	11%		$24,906	15%

Other Americas revenues	3,364	4,340	29%	$6,269	$8,182	31%
Other Americas constant currency revenues		4,310	28%		$8,233	31%

United States revenues	28,208	32,727	16%	$53,240	$64,460	21%

Hedging gains (losses)	(7)	375		$(116)	$653
Total revenues	$61,880	$69,685	13%	$117,194	$137,696	17%
Revenues, excluding hedging effect	$61,887	$69,310		$117,310	$137,043
Exchange rate effect		2,682			4,673
Total constant currency revenues		$71,992	16%		$141,716	21%
EMEA revenue growth from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Euro and British pound.
APAC revenue growth from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.

Table of Contents	Alphabet Inc.
Other Americas revenue growth from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022 was not materially affected by changes in foreign currency exchange rates.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
TAC	$10,929	$12,214	$20,641	$24,204
Other cost of revenues	15,298	17,890	29,689	35,499
Total cost of revenues	$26,227	$30,104	$50,330	$59,703
Total cost of revenues as a percentage of revenues	42.4%	43.2%	42.9%	43.4%
Cost of revenues increased $3.9 billion from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase was due to increases in other cost of revenues and TAC of $2.6 billion and $1.3 billion, respectively. Cost of revenues increased $9.4 billion from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase was due to increases in other cost of revenues and TAC of $5.8 billion and $3.6 billion, respectively.
The increase in TAC from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022 was due to increases in TAC paid to distribution partners and to Google Network partners, primarily driven by growth in revenues subject to TAC. The TAC rate was 21.7% in both the three months ended June 30, 2021 and the three months ended June 30, 2022. The TAC rate increased from 21.7% to 21.8% from the six months ended June 30, 2021 to the six months ended June 30, 2022 due to a combination of factors, none of which were individually significant. The TAC rate on Google Search & other properties revenues and the TAC rate on Google Network revenues were both substantially consistent from three and six months ended June 30, 2021 to the three and six months ended June 30, 2022.
The increase in other cost of revenues from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022 was primarily due to increases in data center and other operations costs, including depreciation expense, as well as content acquisition costs primarily for YouTube.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Research and development expenses	$7,675	$9,841	$15,160	$18,960
Research and development expenses as a percentage of revenues	12.4%	14.1%	12.9%	13.8%
R&D expenses increased $2.2 billion from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase was primarily driven by an increase in compensation expenses of $1.4 billion, largely resulting from a 18% increase in headcount, and an increase in professional services fees of $312 million.
R&D expenses increased $3.8 billion from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase was primarily driven by an increase in compensation expenses of $2.3 billion, largely resulting from a 17% increase in headcount, and an increase in professional services fees of $456 million.

Table of Contents	Alphabet Inc.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Sales and marketing expenses	$5,276	$6,630	$9,792	$12,455
Sales and marketing expenses as a percentage of revenues	8.5%	9.5%	8.4%	9.0%
Sales and marketing expenses increased $1.4 billion from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase was primarily driven by an increase in advertising and promotional activities of $603 million and an increase in compensation expenses of $536 million, largely resulting from a 20% increase in headcount.
Sales and marketing expenses increased $2.7 billion from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily driven by an increase in compensation expenses of $1.1 billion and an increase in advertising and promotional activities of $1.1 billion. The increase in compensation expenses was largely due to a 20% increase in headcount. The increase in advertising and promotional activities was driven by both increased spending in the current period and a reduction in spending in the prior year comparable period due to COVID-19.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
General and administrative expenses	$3,341	$3,657	$6,114	$7,031
General and administrative expenses as a percentage of revenues	5.4%	5.2%	5.2%	5.1%
General and administrative expenses increased $316 million from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase was primarily driven by an increase in professional services fees of $311 million and an increase in compensation expenses of $309 million, largely resulting from a 23% increase in headcount. The overall increase was partially offset by a decrease in charges related to legal matters of $623 million.
General and administrative expenses increased $917 million from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase was primarily driven by an increase in compensation expenses of $600 million, largely resulting from a 21% increase in headcount, and an increase in professional services fees of $597 million. The overall increase was partially offset by a decrease in charges related to legal matters of $792 million.
Segment Profitability
The following table presents segment operating income (loss) (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Operating income (loss):
Google Services	$22,343	$22,770	$41,889	$45,690
Google Cloud	(591)	(858)	(1,565)	(1,789)
Other Bets	(1,398)	(1,686)	(2,543)	(2,841)
Corporate costs, unallocated(1)	(993)	(773)	(1,983)	(1,513)
Total income from operations	$19,361	$19,453	$35,798	$39,547
(1)Unallocated corporate costs primarily include corporate initiatives, corporate shared costs, such as finance and legal, including certain fines and settlements, as well as costs associated with certain shared R&D activities. Additionally, hedging gains (losses) related to revenue are included in corporate costs.

Table of Contents	Alphabet Inc.
Google Services
Google Services operating income increased $427 million from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase was due to growth in revenues, partially offset by increases in compensation expenses and TAC.
Google Services operating income increased $3.8 billion from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase was due to growth in revenues, partially offset by increases in TAC and compensation expenses.
Google Cloud
Google Cloud operating loss increased $267 million and $224 million from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022, respectively. The increase in operating loss was primarily driven by an increase in expenses, primarily driven by compensation expenses, partially offset by growth in revenues.
Other Bets
Other Bets operating loss increased $288 million from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase in operating loss was primarily driven by an increase in compensation expenses.
Other Bets operating loss increased $298 million from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase in operating loss was primarily driven by increases in compensation expenses, partially offset by growth in revenues.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Other income (expense), net	$2,624	$(439)	$7,470	$(1,599)
Other income (expense), net, decreased $3.1 billion from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to gains and losses on equity and debt securities and changes in accrued performance fees. In the three months ended June 30, 2022, $1.2 billion of net unrealized losses were recognized on marketable equity securities and $790 million of net losses on debt securities. These losses were partially offset by $911 million of net unrealized gains on non-marketable equity securities and a $318 million reversal of previously accrued performance fees related to certain investments. In the three months ended June 30, 2021, $2.6 billion of net unrealized gains on marketable and non-marketable equity securities were recognized, partially offset by $523 million of accrued performance fees related to certain investments.
Other income (expense), net, decreased $9.1 billion from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to gains and losses on equity securities and changes in accrued performance fees. In the six months ended June 30, 2022, $2.5 billion of net unrealized losses were recognized on marketable equity securities, partially offset by $1.4 billion of net unrealized gains on non-marketable equity securities and a $551 million reversal of previously accrued performance fees related to certain investments. In the six months ended June 30, 2021, $7.1 billion of net unrealized gains on marketable and non-marketable equity securities were recognized, partially offset by $1.2 billion of accrued performance fees related to certain investments.
See Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Table of Contents	Alphabet Inc.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Income before provision for income taxes	$21,985	$19,014	$43,268	$37,948
Provision for income taxes	$3,460	$3,012	$6,813	$5,510
Effective tax rate	15.7%	15.8%	15.7%	14.5%
The effective tax rate increased 0.1% from the three months ended June 30, 2021 to the three months ended June 30, 2022. The effective tax rate was affected by offsetting factors including decreases in the stock-based compensation-related tax benefit, and in pre-tax earnings (including in countries that have lower statutory rates), offset primarily by the effects of capitalization and amortization of R&D expenses starting in 2022 as required by the 2017 Tax Cuts and Jobs Act generating an increase in the U.S. federal Foreign-Derived Intangible Income tax deduction.
The effective tax rate decreased 1.2% from the six months ended June 30, 2021 to the six months ended June 30, 2022. The decrease was primarily driven by the effects of capitalization and amortization of R&D expenses starting in 2022 as required by the 2017 Tax Cuts and Jobs Act generating an increase in the U.S. federal Foreign-Derived Intangible Income tax deduction, offset primarily by a decrease in pre-tax earnings, including in countries that have lower statutory rates.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of June 30, 2022, we had $125.0 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities.
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
The following table presents our cash flows (in millions):

	Six Months Ended
	June 30,
	2021	2022
Net cash provided by operating activities	$41,179	$44,528
Net cash used in investing activities	$(14,457)	$(13,238)
Net cash used in financing activities	$(29,597)	$(34,031)
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
Net cash provided by operating activities increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to the net effect of increases in cash received from revenues, increases in cash paid for cost of revenues and operating expenses, offset by an increase in tax payments driven by the

Table of Contents	Alphabet Inc.
effects of capitalization and amortization of R&D expenses beginning in 2022 as required by the 2017 Tax Cuts and Jobs Act, and other working capital.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities decreased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to a net decrease in cash used for purchases, sales and maturities of marketable securities, partially offset by an increase of purchases of property and equipment.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to an increase in repurchases of stock.
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
During the six months ended June 30, 2021 and 2022, capital expenditures were $11.4 billion and $16.6 billion, respectively. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. Land is not depreciated. For the six months ended June 30, 2021 and 2022, depreciation and impairment expenses on property and equipment were $5.3 billion and $7.3 billion, respectively.
Leases
For the six months ended June 30, 2021 and 2022, we recognized total operating lease assets of $1.6 billion and $2.2 billion, respectively. As of June 30, 2022, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 9 years, was $16.2 billion. As of June 30, 2022, we have entered into leases that have not yet commenced with future lease payments of $4.9 billion, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2022 and 2026 with non-cancelable lease terms of 1 to 25 years.

Table of Contents	Alphabet Inc.
For the six months ended June 30, 2021 and 2022, our operating lease expenses (including variable lease costs) were $1.6 billion and $1.8 billion, respectively. Finance lease costs were not material for the six months ended June 30, 2021 and 2022.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2022, we had no commercial paper outstanding.
As of June 30, 2022, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2023 and $6.0 billion expiring in April 2026. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities.
As of June 30, 2022, we had senior unsecured notes outstanding with a total carrying value of $12.9 billion. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information on our debt.
Share Repurchase Program
In April 2021, the Board of Directors of Alphabet authorized the company to repurchase up to $50.0 billion of its Class C stock. In July 2021, the Board of Directors of Alphabet approved an amendment to the April 2021 authorization, permitting the company to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. The repurchases from the April 2021 authorization were completed during the second quarter of 2022.
In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of June 30, 2022, $58.9 billion remains available for Class A and Class C share repurchases from the April 2022 authorization. In accordance with the authorizations of the Board of Directors of Alphabet, during the three and six months ended June 30, 2022, we repurchased and subsequently retired 132.8 million and 231.1 million aggregate shares for $15.2 billion and $28.5 billion, respectively. Of the aggregate amount repurchased and subsequently retired during the three months ended June 30, 2022, 16.3 million shares were Class A stock for $1.9 billion and 116.5 million shares were Class C stock for $13.3 billion. Of the aggregate amount repurchased and subsequently retired during the six months ended June 30, 2022, 21.2 million shares were Class A stock for $2.5 billion and 209.9 million shares were Class C stock for $26.0 billion.
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
Taxes
As of June 30, 2022, we had short-term and long-term income taxes payable of $1.6 billion and $4.2 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. We also have taxes payable of $4.0 billion primarily related to uncertain tax positions as of June 30, 2022.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We rely extensively on information systems to manage our business and summarize and report operating results. In 2019, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. To date, significant progress has been made with the implementation of various modules. Additional implementation activities are expected to continue in phases over the next few years. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as the phased implementation of the new ERP system continues, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended June 30, 2022. All references to shares and per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - 30	2,125	11,469	$124.95	$126.62	13,594	$72,353
May 1 - 31	7,712	54,160	$113.20	$113.01	61,872	$65,360
June 1 - 30	6,470	50,882	$111.33	$113.31	57,352	$58,874
Total	16,307	116,511			132,818
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
(2)    Average price paid per share includes costs associated with the repurchases.

Table of Contents	Alphabet Inc.
ITEM 6.EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
3.01		Amended and Restated Certificate of Incorporation of Alphabet Inc.	Current Report on Form 8-K (File No. 001-37580)	June 3, 2022
10.01	*	Alphabet Inc. Amended and Restated 2021 Stock Plan	Current Report on Form 8-K (File No. 001-37580)	June 3, 2022
10.02	*	Letter Agreement, dated July 11, 2022, between R. Martin Chávez and Alphabet Inc.	Current Report on Form 8-K (File No. 001-37580)	July 14, 2022
31.01	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
July 26, 2022	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
July 26, 2022	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer