Form 10-Q
period 2022-09-30
Alphabet Inc.
filed 2022-10-26
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 18, 2022, there were 5,973 million shares of Alphabet’s Class A stock outstanding, 884 million shares of Alphabet's Class B stock outstanding, and 6,086 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2022

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
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and including material changes reflected in this Quarterly Report on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and including material changes reflected in this Quarterly Report on Form 10-Q, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2021	As of September 30, 2022
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,945	$21,984
Marketable securities	118,704	94,275
Total cash, cash equivalents, and marketable securities	139,649	116,259
Accounts receivable, net	39,304	34,697
Income taxes receivable, net	966	1,479
Inventory	1,170	3,156
Other current assets	7,054	10,518
Total current assets	188,143	166,109
Non-marketable securities	29,549	30,419
Deferred income taxes	1,284	2,991
Property and equipment, net	97,599	108,363
Operating lease assets	12,959	13,677
Intangible assets, net	1,417	2,192
Goodwill	22,956	28,834
Other non-current assets	5,361	5,670
Total assets	$359,268	$358,255
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,037	$6,303
Accrued compensation and benefits	13,889	12,366
Accrued expenses and other current liabilities	31,236	35,038
Accrued revenue share	8,996	7,662
Deferred revenue	3,288	3,585
Income taxes payable, net	808	1,025
Total current liabilities	64,254	65,979
Long-term debt	14,817	14,653
Deferred revenue, non-current	535	594
Income taxes payable, non-current	9,176	8,572
Deferred income taxes	5,257	476
Operating lease liabilities	11,389	11,984
Other long-term liabilities	2,205	2,371
Total liabilities	107,633	104,629
Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 13,242 (Class A 6,015, Class B 893, Class C 6,334) and 12,971 (Class A 5,978, Class B 884, Class C 6,109) shares issued and outstanding	61,774	66,258
Accumulated other comprehensive income (loss)	(1,623)	(8,852)
Retained earnings	191,484	196,220
Total stockholders’ equity	251,635	253,626
Total liabilities and stockholders’ equity	$359,268	$358,255
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Revenues	$65,118	$69,092	$182,312	$206,788
Costs and expenses:
Cost of revenues	27,621	31,158	77,951	90,861
Research and development	7,694	10,273	22,854	29,233
Sales and marketing	5,516	6,929	15,308	19,384
General and administrative	3,256	3,597	9,370	10,628
Total costs and expenses	44,087	51,957	125,483	150,106
Income from operations	21,031	17,135	56,829	56,682
Other income (expense), net	2,033	(902)	9,503	(2,501)
Income before income taxes	23,064	16,233	66,332	54,181
Provision for income taxes	4,128	2,323	10,941	7,833
Net income	$18,936	$13,910	$55,391	$46,348

Basic net income per share of Class A, Class B, and Class C stock	$1.42	$1.07	$4.14	$3.53
Diluted net income per share of Class A, Class B, and Class C stock	$1.40	$1.06	$4.08	$3.50
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Net income	$18,936	$13,910	$55,391	$46,348
Other comprehensive loss:
Change in foreign currency translation adjustment	(614)	(2,175)	(671)	(3,801)
Available-for-sale investments:
Change in net unrealized gains (losses)	(159)	(1,800)	(699)	(5,204)
Less: reclassification adjustment for net (gains) losses included in net income	(57)	362	(121)	743
Net change, net of income tax benefit (expense) of $63, $409, $235 and $1,269	(216)	(1,438)	(820)	(4,461)
Cash flow hedges:
Change in net unrealized gains (losses)	292	1,136	429	2,165
Less: reclassification adjustment for net (gains) losses included in net income	(60)	(547)	21	(1,132)
Net change, net of income tax benefit (expense) of $(54), $(159), $(89) and $(228)	232	589	450	1,033
Other comprehensive loss	(598)	(3,024)	(1,041)	(7,229)
Comprehensive income	$18,338	$10,886	$54,350	$39,119
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions; unaudited)

	Three Months Ended September 30, 2021
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	13,353	$60,436	$190	$176,939	$237,565
Stock issued	33	1	0	0	1
Stock-based compensation expense	0	3,914	0	0	3,914
Tax withholding related to vesting of restricted stock units and other	0	(2,641)	0	0	(2,641)
Repurchases of stock	(92)	(517)	0	(12,093)	(12,610)
Sale of interest in consolidated entities	0	0	0	0	0
Net income	0	0	0	18,936	18,936
Other comprehensive income (loss)	0	0	(598)	0	(598)
Balance as of September 30, 2021	13,294	$61,193	$(408)	$183,782	$244,567

	Nine Months Ended September 30, 2021
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	13,504	$58,510	$633	$163,401	$222,544
Stock issued	103	8	0	0	8
Stock-based compensation expense	0	11,546	0	0	11,546
Tax withholding related to vesting of restricted stock units and other	0	(7,390)	0	0	(7,390)
Repurchases of stock	(313)	(1,791)	0	(35,010)	(36,801)
Sale of interest in consolidated entities	0	310	0	0	310
Net income	0	0	0	55,391	55,391
Other comprehensive income (loss)	0	0	(1,041)	0	(1,041)
Balance as of September 30, 2021	13,294	$61,193	$(408)	$183,782	$244,567

Table of Contents	Alphabet Inc.

	Three Months Ended September 30, 2022
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	13,078	$64,402	$(5,828)	$196,845	$255,419
Stock issued	31	0	0	0	0
Stock-based compensation expense	0	5,018	0	0	5,018
Tax withholding related to vesting of restricted stock units and other	0	(2,315)	0	0	(2,315)
Repurchases of stock	(138)	(857)	0	(14,535)	(15,392)
Sale of interest in consolidated entities	0	10	0	0	10
Net income	0	0	0	13,910	13,910
Other comprehensive income (loss)	0	0	(3,024)	0	(3,024)
Balance as of September 30, 2022	12,971	$66,258	$(8,852)	$196,220	$253,626

	Nine Months Ended September 30, 2022
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	13,242	$61,774	$(1,623)	$191,484	$251,635
Stock issued	98	8	0	0	8
Stock-based compensation expense	0	14,388	0	0	14,388
Tax withholding related to vesting of restricted stock units and other	0	(7,644)	0	(1)	(7,645)
Repurchases of stock	(369)	(2,278)	0	(41,611)	(43,889)
Sale of interest in consolidated entities	0	10	0	0	10
Net income	0	0	0	46,348	46,348
Other comprehensive income (loss)	0	0	(7,229)	0	(7,229)
Balance as of September 30, 2022	12,971	$66,258	$(8,852)	$196,220	$253,626
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	September 30,
	2021	2022
Operating activities
Net income	$55,391	$46,348
Adjustments:
Depreciation and impairment of property and equipment	8,340	11,222
Amortization and impairment of intangible assets	662	505
Stock-based compensation expense	11,422	14,262
Deferred income taxes	192	(6,157)
(Gain) loss on debt and equity securities, net	(9,792)	3,856
Other	(199)	369
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,276)	2,298
Income taxes, net	2,744	(862)
Other assets	(1,447)	(4,268)
Accounts payable	(874)	735
Accrued expenses and other liabilities	2,763	491
Accrued revenue share	386	(1,022)
Deferred revenue	406	104
Net cash provided by operating activities	66,718	67,881
Investing activities
Purchases of property and equipment	(18,257)	(23,890)
Purchases of marketable securities	(95,106)	(67,253)
Maturities and sales of marketable securities	92,126	84,087
Purchases of non-marketable securities	(2,068)	(1,628)
Maturities and sales of non-marketable securities	590	131
Acquisitions, net of cash acquired, and purchases of intangible assets	(2,233)	(6,885)
Other investing activities	441	1,367
Net cash used in investing activities	(24,507)	(14,071)
Financing activities
Net payments related to stock-based award activities	(7,239)	(7,221)
Repurchases of stock	(36,801)	(43,889)
Proceeds from issuance of debt, net of costs	13,949	44,322
Repayments of debt	(15,070)	(45,350)
Proceeds from sale of interest in consolidated entities, net	310	10
Net cash used in financing activities	(44,851)	(52,128)
Effect of exchange rate changes on cash and cash equivalents	(106)	(643)
Net increase (decrease) in cash and cash equivalents	(2,746)	1,039
Cash and cash equivalents at beginning of period	26,465	20,945
Cash and cash equivalents at end of period	$23,719	$21,984
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Stock Split Effected in the Form of a Stock Dividend (“Stock Split”)
On February 1, 2022, the company announced that the Board of Directors had approved and declared a 20-for-one stock split in the form of a one-time special stock dividend on each share of the company’s Class A, Class B, and Class C stock. The Stock Split had a record date of July 1, 2022 and an effective date of July 15, 2022. The par value per share of our Class A, Class B, and Class C stock remains unchanged at $0.001 per share after the Stock Split. All prior period references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Google Search & other	$37,926	$39,539	$105,650	$119,846
YouTube ads	7,205	7,071	20,212	21,280
Google Network	7,999	7,872	22,396	24,305
Google advertising	53,130	54,482	148,258	165,431
Google other	6,754	6,895	19,871	20,259
Google Services total	59,884	61,377	168,129	185,690
Google Cloud	4,990	6,868	13,665	18,965
Other Bets	182	209	572	842
Hedging gains (losses)	62	638	(54)	1,291
Total revenues	$65,118	$69,092	$182,312	$206,788
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2022		2021		2022
United States	$29,824	46%	$33,372	48%	$83,064	46%	$97,832	47%
EMEA(1)	19,839	30	19,450	28	55,954	31	60,300	29
APAC(1)	11,705	18	11,494	17	33,391	18	35,045	17
Other Americas(1)	3,688	6	4,138	6	9,957	5	12,320	6
Hedging gains (losses)	62	0	638	1	(54)	0	1,291	1
Total revenues	$65,118	100%	$69,092	100%	$182,312	100%	$206,788	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog and Deferred Revenues
As of September 30, 2022, we had $52.4 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud, and expect to recognize approximately half of this amount as revenues over the next 24 months with the remaining to be recognized thereafter. Our revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenues. The amount and timing of revenue recognition for these commitments is largely driven by when our customers utilize services and our ability to deliver in accordance with relevant contract terms, which could affect our estimate of revenue backlog and when we expect to recognize such as revenues. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods and excludes contracts with an original expected term of one year or less and cancellable contracts.
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google other. Total deferred revenue as of December 31, 2021 was $3.8 billion, of which $2.4 billion was recognized as revenues during the nine months ended September 30, 2022.
Note 3. Financial Instruments
Debt Securities
We classify our marketable debt securities, which are accounted for as available-for-sale, within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

Table of Contents	Alphabet Inc.
For certain marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in other income (expense), net. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts. Unrealized net losses related to debt securities still held where we have elected the fair value option were $35 million and $779 million as of December 31, 2021 and September 30, 2022, respectively. As of December 31, 2021 and September 30, 2022, the fair value of these debt securities was $4.7 billion and $6.6 billion, respectively.
The following tables summarize debt securities, for which we did not elect the fair value option, by significant investment categories (in millions):

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$5,133	$0	$0	$5,133	$5,133	$0
Government bonds	53,288	258	(238)	53,308	5	53,303
Corporate debt securities	35,605	194	(223)	35,576	12	35,564
Mortgage-backed and asset-backed securities	18,829	96	(112)	18,813	0	18,813
Total	$112,855	$548	$(573)	$112,830	$5,150	$107,680

	As of September 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 2:
Time deposits(1)	$4,925	$0	$0	$4,925	$4,920	$5
Government bonds	42,863	0	(2,523)	40,340	93	40,247
Corporate debt securities	29,397	0	(1,833)	27,564	179	27,385
Mortgage-backed and asset-backed securities	16,599	0	(1,376)	15,223	0	15,223
Total	$93,784	$0	$(5,732)	$88,052	$5,192	$82,860
(1)The majority of our time deposits are domestic deposits.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. We recognized gross realized gains of $109 million and $14 million for the three months ended September 30, 2021 and 2022, respectively, and $360 million and $83 million for the nine months ended September 30, 2021 and 2022, respectively. We recognized gross realized losses of $29 million and $551 million for the three months ended September 30, 2021 and 2022, respectively, and $180 million and $1.2 billion for the nine months ended September 30, 2021 and 2022, respectively. We reflect these gains and losses as a component of other income (expense), net.
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates (in millions):

As of September 30, 2022
Due in 1 year or less	$7,998
Due in 1 year through 5 years	58,061
Due in 5 years through 10 years	11,848
Due after 10 years	11,353
Total	$89,260
The following tables present fair values and gross unrealized losses recorded to accumulated other comprehensive income (AOCI), aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

Table of Contents	Alphabet Inc.

	As of December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$32,843	$(236)	$71	$(2)	$32,914	$(238)
Corporate debt securities	22,737	(152)	303	(5)	23,040	(157)
Mortgage-backed and asset-backed securities	11,502	(106)	248	(6)	11,750	(112)
Total	$67,082	$(494)	$622	$(13)	$67,704	$(507)

	As of September 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$31,685	$(1,864)	$8,064	$(659)	$39,749	$(2,523)
Corporate debt securities	19,378	(1,042)	7,431	(697)	26,809	(1,739)
Mortgage-backed and asset-backed securities	11,316	(992)	3,886	(384)	15,202	(1,376)
Total	$62,379	$(3,898)	$19,381	$(1,740)	$81,760	$(5,638)
During the three and nine months ended September 30, 2021 and 2022, we did not recognize significant credit losses, and the ending allowance balances for credit losses were immaterial as of December 31, 2021 and September 30, 2022. See Note 6 for further details on other income (expense), net.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Net gain (loss) on equity securities sold during the period	$(36)	$(73)	$545	$(355)
Net unrealized gain (loss) on equity securities held as of the end of the period	2,157	(574)	9,185	(1,613)
Total gain (loss) recognized in other income (expense), net	$2,121	$(647)	$9,730	$(1,968)
In the table above, net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later.

Table of Contents	Alphabet Inc.
Cumulative net gains (losses) on equity securities sold during the period, which is summarized in the following table (in millions), represents the total net gains (losses) recognized after the initial purchase date of the equity security. While these net gains (losses) may have been reflected in periods prior to the period of sale, we believe they are important supplemental information as they reflect the economic net gains (losses) on the securities sold during the period. Cumulative net gains (losses) are calculated as the difference between the sale price and the initial purchase price for the equity security sold during the period.

	Equity Securities Sold
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Total sale price	$1,199	$296	$4,553	$1,631
Total initial cost	188	310	955	738
Cumulative net gain (loss)(1)	$1,011	$(14)	$3,598	$893
(1)Cumulative net gains for the nine months ended September 30, 2021 excludes cumulative losses of $684 million resulting from our equity derivatives, which hedged the changes in fair value of certain marketable equity securities sold. The associated derivative liabilities arising from these losses were settled against our holdings of the underlying equity securities.
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

	As of September 30, 2022
	Marketable Securities	Non-Marketable Securities	Total
Total initial cost	$5,752	$15,540	$21,292
Cumulative net gain (loss)(1)	104	13,104	13,208
Carrying value(2)	$5,856	$28,644	$34,500
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $16.9 billion gains and $3.8 billion losses (including impairments).
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $841 million is included within other non-current assets.

Table of Contents	Alphabet Inc.
Marketable equity securities
The following table summarizes marketable equity securities measured at fair value by significant investment categories (in millions):

	As of December 31, 2021		As of September 30, 2022
	Cash and Cash Equivalents	Marketable Securities	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$7,499	$0	$8,318	$0
Marketable equity securities(1)(2)	0	7,447	0	5,509
	7,499	7,447	8,318	5,509
Level 2:
Mutual funds	0	351	0	347
Total	$7,499	$7,798	$8,318	$5,856
(1)The balance as of December 31, 2021 and September 30, 2022 includes investments that were reclassified from non-marketable equity securities following the commencement of public market trading of the issuers or acquisition by public entities (certain investments are subject to short-term lock-up restrictions).
(2)As of December 31, 2021 and September 30, 2022 the long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $1.4 billion and $841 million, respectively, is included within other non-current assets.
Non-marketable equity securities
The following is a summary of unrealized gains and losses (including impairments) recorded in other income (expense), net, which are included as adjustments to the carrying value of non-marketable equity securities held as of the end of the period (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Unrealized gains on non-marketable equity securities	$1,260	$219	$6,245	$3,234
Unrealized losses on non-marketable equity securities (including impairments)	(37)	(707)	(98)	(2,353)
Total unrealized gain (loss) recognized on non-marketable equity securities	$1,223	$(488)	$6,147	$881
During the three months ended September 30, 2022, included in the $28.6 billion of non-marketable equity securities held as of the end of the period, $1.7 billion were measured at fair value resulting in a net unrealized loss of $488 million.
Equity securities accounted for under the Equity Method
As of December 31, 2021 and September 30, 2022, equity securities accounted for under the equity method had a carrying value of approximately $1.5 billion and $1.3 billion, respectively. Our share of gains and losses, including impairments, are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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

Table of Contents	Alphabet Inc.
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
As of September 30, 2022, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $1.9 billion, which is expected to be reclassified from AOCI into earnings within the next 12 months.
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

Table of Contents	Alphabet Inc.
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2021	As of September 30, 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts
Cash flow hedges	$16,362	$17,513
Fair value hedges	$2,556	$2,435
Net investment hedges	$10,159	$8,993
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	$41,031	$36,988
Other contracts	$4,275	$6,728
The fair values of outstanding derivative instruments were as follows (in millions):

		As of December 31, 2021
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$867	$42	$909
Other contracts	Other current and non-current assets	0	52	52
Total		$867	$94	$961
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$8	$452	$460
Other contracts	Accrued expenses and other liabilities, current and non-current	0	121	121
Total		$8	$573	$581

		As of September 30, 2022
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Other current and non-current assets	$2,317	$226	$2,543
Other contracts	Other current and non-current assets	0	46	46
Total		$2,317	$272	$2,589
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other liabilities, current and non-current	$13	$820	$833
Other contracts	Accrued expenses and other liabilities, current and non-current	0	45	45
Total		$13	$865	$878

Table of Contents	Alphabet Inc.
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$336	$1,486	$438	$2,752
Amount excluded from the assessment of effectiveness	18	(77)	63	(131)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	212	760	411	1,418
Total	$566	$2,169	$912	$4,039
 The effect of derivative instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income
	Three Months Ended
	September 30,
	2021		2022
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$65,118	$2,033	$69,092	$(902)

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$65	$0	$658	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	(3)	0	(20)	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	(69)	0	(226)
Derivatives designated as hedging instruments	0	69	0	226
Amount excluded from the assessment of effectiveness	0	2	0	6
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	19	0	59
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	(148)	0	(495)
Other Contracts	0	(88)	0	34
Total gains (losses)	$62	$(215)	$638	$(396)

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Nine Months Ended
	September 30,
	2021		2022
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow and fair value hedges are recorded	$182,312	$9,503	$206,788	$(2,501)

Gains (Losses) on Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$(43)	$0	$1,355	$0
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	(11)	0	(63)	0
Gains (Losses) on Derivatives in Fair Value Hedging Relationship:
Foreign exchange contracts
Hedged items	0	(41)	0	(349)
Derivatives designated as hedging instruments	0	41	0	350
Amount excluded from the assessment of effectiveness	0	6	0	9
Gains (Losses) on Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	60	0	99
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	0	(552)	0	(891)
Other Contracts	0	93	0	158
Total gains (losses)	$(54)	$(393)	$1,292	$(624)

Table of Contents	Alphabet Inc.
Offsetting of Derivatives
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):
Offsetting of Assets

	As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$999	$(38)	$961	$(434)	(1)	$(394)	$(12)	$121

	As of September 30, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$2,639	$(50)	$2,589	$(755)	(1)	$(1,609)	$(32)	$193
(1)The balances as of December 31, 2021 and September 30, 2022 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.
Offsetting of Liabilities

	As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$619	$(38)	$581	$(434)	(2)	$(4)	$(110)	$33

	As of September 30, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$928	$(50)	$878	$(755)	(2)	$(15)	$(2)	$106
(2)    The balances as of December 31, 2021 and September 30, 2022 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Table of Contents	Alphabet Inc.
Note 4. Variable Interest Entities (VIE)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2021 and September 30, 2022, assets that can only be used to settle obligations of these VIEs were $6.0 billion and $4.8 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.5 billion and $2.7 billion, respectively.
As of December 31, 2021 and September 30, 2022, total noncontrolling interests (NCI), including redeemable noncontrolling interests (RNCI), in our consolidated subsidiaries were $4.3 billion and $3.9 billion, respectively. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of other income (expense), net. See Note 6 for further details on other income (expense), net.
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
The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. We have determined that the single source of our exposure to these VIEs is our capital investments in them. The carrying value and maximum exposure of these unconsolidated VIEs were $2.7 billion and $2.9 billion, respectively, as of December 31, 2021 and $2.6 billion and $2.6 billion, respectively, as of September 30, 2022.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2021 and September 30, 2022.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
Total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2021	As of September 30, 2022
Debt
2014-2020 Notes Issuances	2024 - 2060	0.45% - 3.38%	0.57% - 3.38%	$13,000	$13,000
Future finance lease payments, net and other (1)				2,086	2,213
Total debt				15,086	15,213
Unamortized discount and debt issuance costs				(156)	(146)
Less: Current portion future finance lease payments, net and other current debt(1)(2)				(113)	(414)
Total long-term debt				$14,817	$14,653
(1)Future finance lease payments are net of imputed interest.
(2)Total current portion of long-term debt is included within other accrued expenses and current liabilities. See Note 6 for further details.

Table of Contents	Alphabet Inc.
The notes in the table above are fixed-rate senior unsecured obligations and generally rank equally with each other. We may redeem the notes at any time in whole or in part at specified redemption prices. The effective interest rates are based on proceeds received with interest payable semi-annually.
The total estimated fair value of the outstanding notes was approximately $12.4 billion and $9.7 billion as of December 31, 2021 and September 30, 2022, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2022, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2023 and $6.0 billion expiring in April 2026. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2021 and September 30, 2022.
Note 6. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $550 million and $731 million as of December 31, 2021 and September 30, 2022, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2021	As of September 30, 2022
Land and buildings	$58,881	$64,679
Information technology assets	55,606	61,938
Construction in progress	23,172	26,899
Leasehold improvements	9,146	10,062
Furniture and fixtures	208	297
Property and equipment, gross	147,013	163,875
Less: accumulated depreciation	(49,414)	(55,512)
Property and equipment, net	$97,599	$108,363
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2021	As of September 30, 2022
European Commission fines(1)	$9,799	$8,264
Accrued customer liabilities	3,505	2,943
Accrued purchases of property and equipment	2,415	3,255
Current operating lease liabilities	2,189	2,285
Other accrued expenses and current liabilities	13,328	18,291
Accrued expenses and other current liabilities	$31,236	$35,038
(1)    Includes the effects of foreign exchange and interest. See Note 9 for further details.

Table of Contents	Alphabet Inc.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2020	$(864)	$1,612	$(115)	$633
Other comprehensive income (loss) before reclassifications	(671)	(699)	366	(1,004)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	63	63
Amounts reclassified from AOCI	0	(121)	21	(100)
Other comprehensive income (loss)	(671)	(820)	450	(1,041)
Balance as of September 30, 2021	$(1,535)	$792	$335	$(408)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2021	$(2,306)	$236	$447	$(1,623)
Other comprehensive income (loss) before reclassifications	(3,801)	(5,204)	2,296	(6,709)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(131)	(131)
Amounts reclassified from AOCI	0	743	(1,132)	(389)
Other comprehensive income (loss)	(3,801)	(4,461)	1,033	(7,229)
Balance as of September 30, 2022	$(6,107)	$(4,225)	$1,480	$(8,852)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2021	2022	2021	2022
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$73	$(464)	$155	$(953)
	Benefit (provision) for income taxes	(16)	102	(34)	210
	Net of income tax	57	(362)	121	(743)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	65	658	(43)	1,355
Interest rate contracts	Other income (expense), net	1	2	4	5
	Benefit (provision) for income taxes	(6)	(113)	18	(228)
	Net of income tax	60	547	(21)	1,132
Total amount reclassified, net of income tax		$117	$185	$100	$389

Table of Contents	Alphabet Inc.
Other Income (Expense), Net
Components of other income (expense), net, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Interest income	$387	$615	$1,121	$1,515
Interest expense(1)	(77)	(101)	(229)	(267)
Foreign currency exchange gain (loss), net	(139)	(136)	(77)	(469)
Gain (loss) on debt securities, net	37	(731)	62	(1,888)
Gain (loss) on equity securities, net	2,121	(647)	9,730	(1,968)
Performance fees	(492)	54	(1,680)	605
Income (loss) and impairment from equity method investments, net	188	(99)	285	(306)
Other	8	143	291	277
Other income (expense), net	$2,033	$(902)	$9,503	$(2,501)
(1)Interest expense is net of interest capitalized of $40 million and $28 million for the three months ended September 30, 2021 and 2022, respectively, and $132 million and $99 million for the nine months ended September 30, 2021 and 2022, respectively.
Note 7. Acquisitions
Mandiant Acquisition
On September 12, 2022 we closed the acquisition of Mandiant for a total purchase price of $6.1 billion, including cash and debt. The purchase price excludes post acquisition compensation arrangements. Mandiant's dynamic cyber defense, threat intelligence and incident response services are expected to enhance Google Cloud's security offerings. The financial results of Mandiant have been included within the Google Cloud segment as of the close of the acquisition.
The purchase price was allocated as follows (in millions):

Intangible assets	$840
Goodwill(1)	4,772
Net assets acquired(2)	489
Total purchase price	$6,101
(1)Goodwill was recorded in the Google Cloud segment and primarily attributable to synergies expected to arise after the acquisition. Goodwill is not deductible for tax purposes.
(2)Includes $706 million of acquired cash.
Intangible assets acquired as of the acquisition date were as follows:

	Amount (in millions)	Weighted-Average Useful Life (in years)
Patents and developed technology	$349	4.8
Customer relationships	366	8.0
Trade names and other	125	5.9
Total intangible assets	$840

Table of Contents	Alphabet Inc.
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2021	$19,826	$2,337	$793	$22,956
Acquisitions	1,146	4,875	113	6,134
Foreign currency translation and other adjustments	(227)	(23)	(6)	(256)
Balance as of September 30, 2022	$20,745	$7,189	$900	$28,834
Other Intangible Assets
Information regarding purchased intangible assets was as follows (in millions):

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$4,786	$4,112	$674
Customer relationships	506	140	366
Trade names and other	534	295	239
Total definite-lived intangible assets	5,826	4,547	1,279
Indefinite-lived intangible assets	138	0	138
Total intangible assets	$5,964	$4,547	$1,417

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$1,364	$491	$873
Customer relationships	891	224	667
Trade names and other	528	110	418
Total definite-lived intangible assets	2,783	825	1,958
Indefinite-lived intangible assets	234	0	234
Total intangible assets	$3,017	$825	$2,192
For the nine months ended September 30, 2022, $4.2 billion of intangible assets that were fully amortized have been removed from gross intangible assets and accumulated amortization.
Amortization expense relating to purchased intangible assets was $219 million and $113 million for the three months ended September 30, 2021 and 2022, respectively, and $651 million and $505 million for the nine months ended September 30, 2021 and 2022, respectively.
Expected amortization expense related to purchased intangible assets held as of September 30, 2022 was as follows (in millions):

Remainder of 2022	$134
2023	458
2024	439
2025	309
2026	232
Thereafter	386
Total	$1,958

Table of Contents	Alphabet Inc.
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
As of September 30, 2022, we did not have any material indemnification claims that were probable or reasonably possible.
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
On July 18, 2018, the EC announced its decision that certain provisions in Google’s Android-related distribution agreements infringed European competition law. The EC decision imposed a €4.3 billion ($5.1 billion as of June 30, 2018) fine and directed the termination of the conduct at issue. On October 9, 2018, we appealed the EC decision, and on October 29, 2018, we implemented changes to certain of our Android distribution practices. On September 14, 2022, the General Court rejected our appeal on three claims, accepted our appeal on one claim, and reduced the fine to €4.1 billion. We are preparing to appeal to the European Court of Justice. In the second quarter of 2018, we recognized a charge of $5.1 billion for the fine, which we reduced by $217 million in the third quarter of 2022.
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

Table of Contents	Alphabet Inc.
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
We have ongoing legal matters relating to Russia. For example, civil judgments that include compounding penalties have been imposed upon us in connection with disputes regarding the termination of accounts, including those of sanctioned parties. We do not believe these ongoing legal matters will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
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
Note 10. Stockholders' Equity
Stock Split
On July 15, 2022, the company executed a 20-for-one stock split with a record date of July 1, 2022, effected in the form of a one-time special stock dividend on each share of the company's Class A, Class B, and Class C stock. All prior period references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split. See Note 1 for further details.
Share Repurchases
In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. As of September 30, 2022, $43.5 billion remains available for Class A and Class C share repurchases. Class A and Class C shares are repurchased in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares.
In accordance with the authorization of the Board of Directors of Alphabet, during the three and nine months ended September 30, 2022, we repurchased and subsequently retired 138 million and 369 million aggregate shares for $15.4 billion and $43.9 billion, respectively. Of the aggregate amount repurchased and subsequently retired during the three months ended September 30, 2022, 25 million shares were Class A stock for $2.7 billion and 113 million shares were Class C stock for $12.7 billion. Of the aggregate amount repurchased and subsequently retired during the nine months ended September 30, 2022, 46 million shares were Class A stock for $5.2 billion and 323 million shares were Class C stock for $38.7 billion.
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
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended September 30,
	2021			2022
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$8,548	$1,291	$9,097	$6,393	$946	$6,571
Denominator
Number of shares used in per share computation	6,010	908	6,397	5,983	885	6,150
Basic net income per share	$1.42	$1.42	$1.42	$1.07	$1.07	$1.07
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$8,548	$1,291	$9,097	$6,393	$946	$6,571
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,291	0	0	946	0	0
Reallocation of undistributed earnings	(156)	(20)	156	(45)	(6)	45
Allocation of undistributed earnings	$9,683	$1,271	$9,253	$7,294	$940	$6,616
Denominator
Number of shares used in basic computation	6,010	908	6,397	5,983	885	6,150
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	908	0	0	885	0	0
Restricted stock units and other contingently issuable shares	0	0	215	0	0	79
Number of shares used in per share computation	6,918	908	6,612	6,868	885	6,229
Diluted net income per share	$1.40	$1.40	$1.40	$1.06	$1.06	$1.06

Table of Contents	Alphabet Inc.

	Nine Months Ended September 30,
	2021			2022
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$24,867	$3,776	$26,748	$21,213	$3,137	$21,998
Denominator
Number of shares used in per share computation	6,010	912	6,464	6,004	888	6,226
Basic net income per share	$4.14	$4.14	$4.14	$3.53	$3.53	$3.53
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$24,867	$3,776	$26,748	$21,213	$3,137	$21,998
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	3,776	0	0	3,137	0	0
Reallocation of undistributed earnings	(424)	(56)	424	(204)	(26)	204
Allocation of undistributed earnings	$28,219	$3,720	$27,172	$24,146	$3,111	$22,202
Denominator
Number of shares used in basic computation	6,010	912	6,464	6,004	888	6,226
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	912	0	0	888	0	0
Restricted stock units and other contingently issuable shares	0	0	202	0	0	111
Number of shares used in per share computation	6,922	912	6,666	6,892	888	6,337
Diluted net income per share	$4.08	$4.08	$4.08	$3.50	$3.50	$3.50
For the periods presented above, the net income per share amounts are the same for Class A, Class B, and Class C stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended September 30, 2021 and 2022, total stock-based compensation (SBC) expense was $3.9 billion and $5.0 billion, including amounts associated with awards we expect to settle in Alphabet stock of $3.8 billion and $4.8 billion, respectively. For the nine months ended September 30, 2021 and 2022, total SBC expense was $11.7 billion and $14.4 billion, including amounts associated with awards we expect to settle in Alphabet stock of $11.2 billion and $13.8 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs) for the nine months ended September 30, 2022 (in millions, except per share amounts):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	338	$81.31
Granted	199	$131.77
Vested	(152)	$87.13
Forfeited/canceled	(25)	$96.04
Unvested as of September 30, 2022	360	$105.70
As of September 30, 2022, there was $35.7 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.

Table of Contents	Alphabet Inc.
Note 13. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Income before provision for income taxes	$23,064	$16,233	$66,332	$54,181
Provision for income taxes	$4,128	$2,323	$10,941	$7,833
Effective tax rate	17.9%	14.3%	16.5%	14.5%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Total gross unrecognized tax benefits were $5.2 billion and $6.3 billion as of December 31, 2021 and September 30, 2022, respectively. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3.7 billion and $4.6 billion as of December 31, 2021 and September 30, 2022, respectively.
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
Our operating segments are not evaluated using asset information.
The following table presents information about our segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Revenues:
Google Services	$59,884	$61,377	$168,129	$185,690
Google Cloud	4,990	6,868	13,665	18,965
Other Bets	182	209	572	842
Hedging gains (losses)	62	638	(54)	1,291
Total revenues	$65,118	$69,092	$182,312	$206,788

Table of Contents	Alphabet Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Operating income (loss):
Google Services	$23,973	$19,781	$65,862	$65,471
Google Cloud	(644)	(699)	(2,209)	(2,488)
Other Bets	(1,288)	(1,611)	(3,831)	(4,452)
Corporate costs, unallocated	(1,010)	(336)	(2,993)	(1,849)
Total income from operations	$21,031	$17,135	$56,829	$56,682
For revenues by geography, see Note 2.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2021	As of September 30, 2022
Long-lived assets:
United States	$80,207	$91,632
International	30,351	30,408
Total long-lived assets	$110,558	$122,040

Table of Contents	Alphabet Inc.
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
◦Inventory and other costs related to the hardware we sell ("hardware costs").
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
Executive Overview
The following table summarizes consolidated financial results (in millions, except per share information, percentages, and number of employees):

	Three Months Ended
	September 30,
	2021	2022	$ Change	% Change
Consolidated revenues	$65,118	$69,092	$3,974	6%
Change in consolidated constant currency revenues				11%

Cost of revenues	$27,621	$31,158	$3,537	13%
Operating expenses	$16,466	$20,799	$4,333	26%

Operating income	$21,031	$17,135	$(3,896)	(19)%
Operating margin	32%	25%		(7)%

Other income (expense), net	$2,033	$(902)	$(2,935)	(144)%

Net Income	$18,936	$13,910	$(5,026)	(27)%
Diluted EPS	$1.40	$1.06	$(0.34)	(24)%

Number of Employees	150,028	186,779	36,751	24%
•Revenues were $69.1 billion, an increase of 6% year over year, primarily driven by an increase in Google Cloud segment revenues of $1.9 billion, or 38%, and an increase in Google Services segment revenues of $1.5 billion, or 2%. Hedging gains contributed approximately one percentage point to consolidated revenue growth.
•Total constant currency revenues, which exclude the effect of hedging, increased 11% year over year reflecting the strengthening of the U.S. dollar.
•Cost of revenues was $31.2 billion, an increase of 13% year over year, primarily driven by an increase in other costs of revenues.
•Operating expenses were $20.8 billion, an increase of 26% year over year, primarily driven by increases in compensation expenses due to headcount growth and advertising and promotional expenses.
Other information
•On September 12, 2022 we closed the acquisition of Mandiant for a total purchase price of $6.1 billion and added over 2,600 employees. Mandiant's financial results are reported within Google Cloud as of the acquisition date. See Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•Beginning in the first quarter of 2022, we suspended the vast majority of our commercial activities in Russia and effectively ceased business activities of our Russian entity. The ongoing effect of these direct actions on our financial results was not material. The broader economic effects resulting from the war in Ukraine on our future financial results may be unpredictable.
•Repurchases of Class A and Class C shares were $15.4 billion for the three months ended September 30, 2022. See Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•Operating cash flow was $23.4 billion for the three months ended September 30, 2022.
•Capital expenditures of $7.3 billion for the three months ended September 30, 2022 primarily relate to investments in technical infrastructure.

Table of Contents	Alphabet Inc.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Google Search & other	$37,926	$39,539	$105,650	$119,846
YouTube ads	7,205	7,071	20,212	21,280
Google Network	7,999	7,872	22,396	24,305
Google advertising	53,130	54,482	148,258	165,431
Google other	6,754	6,895	19,871	20,259
Google Services total	59,884	61,377	168,129	185,690
Google Cloud	4,990	6,868	13,665	18,965
Other Bets	182	209	572	842
Hedging gains (losses)	62	638	(54)	1,291
Total revenues	$65,118	$69,092	$182,312	$206,788
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $1.6 billion and $14.2 billion from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022, respectively. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage, primarily on mobile devices, growth in advertiser spending, and improvements we have made in ad formats and delivery. Growth was partially offset by the unfavorable effect of foreign currency exchange rates.
YouTube ads
YouTube ads revenues decreased $134 million from the three months ended September 30, 2021 to the three months ended September 30, 2022, as the unfavorable effect of foreign currency exchange rates more than offset growth in our brand and direct response advertising products.
YouTube ads revenues increased $1.1 billion from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The growth was driven by our brand and direct response advertising products, both of which benefited from increased spending by our advertisers as well as improvements to ad formats and delivery. Growth was partially offset by the unfavorable effect of foreign currency exchange rates.
Google Network
Google Network revenues decreased $127 million from the three months ended September 30, 2021 to the three months ended September 30, 2022, as the unfavorable effect of foreign currency exchange rates more than offset strength in AdSense.
Google Network revenues increased $1.9 billion from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The growth was primarily driven by strength in AdSense and AdMob, partially offset by the unfavorable effect of foreign currency exchange rates.

Table of Contents	Alphabet Inc.
Monetization Metrics
Paid clicks and cost-per-click
The following table presents year-over-year changes in paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Paid clicks change	8%	12%
Cost-per-click change	(5)%	1%
Paid clicks increased from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022 driven by a number of interrelated factors, including an increase in search queries resulting from growth in user adoption and usage, primarily on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery. The increase in clicks for the three months ended September 30, 2022 was partially offset by a decrease in clicks relating to ads on Google Play.
Cost-per-click decreased from the three months ended September 30, 2021 to the three months ended September 30, 2022 and increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 due to a number of interrelated factors including changes in device mix, geographic mix, advertiser spending, ongoing product changes, and property mix, as well as the unfavorable effect of foreign currency exchange rates.
Impressions and cost-per-impression
The following table presents year-over-year changes in impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Impressions change	3%	5%
Cost-per-impression change	(5)%	4%
Impressions increased from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily driven by growth in Google Ad Manager and AdSense, partially offset by a decline in impressions related to AdMob. The decrease in cost-per-impression from the three months ended September 30, 2021 to the three months ended September 30, 2022 was primarily driven by the unfavorable effect of foreign currency exchange rates.
Impressions increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022, driven by growth across Google Ad Manager, AdMob, and AdSense. The increase in cost-per-impression from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 was driven by a number of interrelated factors including ongoing product and policy changes, improvements we have made in ad formats and delivery, changes in device mix, geographic mix, product mix, and property mix, partially offset by the unfavorable effect of foreign currency exchange rates.
Google other revenues
Google other revenues increased $141 million from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily driven by growth in YouTube non-advertising followed by growth in hardware revenues, partially offset by a decrease in Google Play revenues. The growth in YouTube non-advertising was largely due to an increase in paid subscribers. The growth in hardware was primarily driven by an increase in phone sales. The decrease in Google Play revenues was primarily driven by a decrease in buyer spending. Additionally, the overall increase was partially offset by the unfavorable effect of foreign currency exchange rates.
Google other revenues increased $388 million from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily driven by growth in YouTube non-advertising, partially offset by a decrease in Google Play revenues. The growth in YouTube non-advertising was largely due to an increase in paid subscribers. The decrease in Google Play revenues was primarily driven by the fee structure changes we

Table of Contents	Alphabet Inc.
announced in 2021 as well as a decrease in buyer spending. Additionally, the overall increase was partially offset by the unfavorable effect of foreign currency exchange rates.
Google Cloud
Google Cloud revenues increased $1.9 billion and $5.3 billion from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022, respectively. The growth was primarily driven by GCP followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in GCP.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
United States	46%	48%	46%	47%
EMEA	30%	28%	31%	29%
APAC	18%	17%	18%	17%
Other Americas	6%	6%	5%	6%
Hedging gains (losses)	0%	1%	0%	1%
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

Table of Contents	Alphabet Inc.
The following table presents the foreign exchange effect on international revenues and total revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2022	% Change from Prior Year	2021	2022	% Change from Prior Year
EMEA revenues	$19,839	$19,450	(2)%	$55,954	$60,300	8%
EMEA constant currency revenues		22,093	11%		$66,210	18%

APAC revenues	11,705	11,494	(2)%	$33,391	$35,045	5%
APAC constant currency revenues		12,604	8%		$37,510	12%

Other Americas revenues	3,688	4,138	12%	$9,957	$12,320	24%
Other Americas constant currency revenues		4,303	17%		$12,536	26%

United States revenues	29,824	33,372	12%	$83,064	$97,832	18%

Hedging gains (losses)	62	638		$(54)	$1,291
Total revenues	$65,118	$69,092	6%	$182,312	$206,788	13%
Revenues, excluding hedging effect	$65,056	$68,454		$182,366	$205,497
Exchange rate effect		3,918			8,591
Total constant currency revenues		$72,372	11%		$214,088	17%
EMEA revenue growth from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Euro and British pound.
APAC revenue growth from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022 was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022 was unfavorably affected by the general strengthening of the U.S. dollar.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
TAC	$11,498	$11,826	$32,139	$36,030
Other cost of revenues	16,123	19,332	45,812	54,831
Total cost of revenues	$27,621	$31,158	$77,951	$90,861
Total cost of revenues as a percentage of revenues	42.4%	45.1%	42.8%	43.9%
Cost of revenues increased $3.5 billion from the three months ended September 30, 2021 to the three months ended September 30, 2022 due to an increase in other cost of revenues and TAC of $3.2 billion and $328 million, respectively. Cost of revenues increased $12.9 billion from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 due to increases in other cost of revenues and TAC of $9.0 billion and $3.9 billion, respectively.
The increase in TAC from the three months ended September 30, 2021 to the three months ended September 30, 2022 was primarily due to increases in TAC paid to distribution partners primarily driven by growth in revenues

Table of Contents	Alphabet Inc.
subject to TAC. The increase in TAC from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 was due to increases in TAC paid to distribution partners and to Google Network partners, primarily driven by growth in revenues subject to TAC.
The TAC rate increased from 21.6% to 21.7% from the three months ended September 30, 2021 to the three months ended September 30, 2022 and increased from 21.7% to 21.8% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 due to a combination of factors, none of which were individually significant. The TAC rate on Google Search & other revenues and the TAC rate on Google Network revenues were both substantially consistent from three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022.
The increase in other cost of revenues from the three months ended September 30, 2021 to the three months ended September 30, 2022 was primarily due to increases in data center and other operations costs as well as hardware costs. The increase in other cost of revenues from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 was primarily due to the increases in data center and other operations costs followed by hardware costs and content acquisition costs.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Research and development expenses	$7,694	$10,273	$22,854	$29,233
Research and development expenses as a percentage of revenues	11.8%	14.9%	12.5%	14.1%
R&D expenses increased $2.6 billion from the three months ended September 30, 2021 to the three months ended September 30, 2022. The increase was primarily driven by an increase in compensation expenses of $1.8 billion, largely resulting from a 24% increase in headcount.
R&D expenses increased $6.4 billion from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase was primarily driven by an increase in compensation expenses of $4.2 billion, largely resulting from an 19% increase in headcount, and an increase in professional services fees of $619 million.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Sales and marketing expenses	$5,516	$6,929	$15,308	$19,384
Sales and marketing expenses as a percentage of revenues	8.5%	10.0%	8.4%	9.4%
Sales and marketing expenses increased $1.4 billion from the three months ended September 30, 2021 to the three months ended September 30, 2022. The increase was primarily driven by an increase in advertising and promotional activities of $708 million and an increase in compensation expenses of $515 million, largely resulting from a 19% increase in headcount.
Sales and marketing expenses increased $4.1 billion from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily driven by an increase in advertising and promotional activities of $1.8 billion and an increase in compensation expenses of $1.7 billion, largely resulting from a 20% increase in headcount.

Table of Contents	Alphabet Inc.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
General and administrative expenses	$3,256	$3,597	$9,370	$10,628
General and administrative expenses as a percentage of revenues	5.0%	5.2%	5.1%	5.1%
General and administrative expenses increased $341 million from the three months ended September 30, 2021 to the three months ended September 30, 2022. The increase was primarily driven by an increase in compensation expenses of $385 million, largely resulting from a 23% increase in headcount, and an increase in professional services fees of $214 million. The overall increase was partially offset by a decrease in charges related to legal matters of $228 million, including the $217 million reduction of the EC fine imposed in 2018. For further details on the EC fine imposed in 2018, see Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
General and administrative expenses increased $1.3 billion from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase was primarily driven by an increase in compensation expenses of $985 million, largely resulting from a 21% increase in headcount, and an increase in professional services fees of $811 million. The overall increase was partially offset by a decrease in charges related to legal matters of $1.0 billion.
Segment Profitability
The following table presents segment operating income (loss) (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Operating income (loss):
Google Services	$23,973	$19,781	$65,862	$65,471
Google Cloud	(644)	(699)	(2,209)	(2,488)
Other Bets	(1,288)	(1,611)	(3,831)	(4,452)
Corporate costs, unallocated(1)	(1,010)	(336)	(2,993)	(1,849)
Total income from operations	$21,031	$17,135	$56,829	$56,682
(1)Unallocated corporate costs primarily include corporate initiatives, corporate shared costs, such as finance and legal, including certain fines and settlements, as well as costs associated with certain shared R&D activities. Additionally, hedging gains (losses) related to revenue are included in corporate costs.
Google Services
Google Services operating income decreased $4.2 billion from the three months ended September 30, 2021 to the three months ended September 30, 2022. The decrease in operating income was primarily driven by increases in compensation expenses, hardware costs, and advertising and promotional activities, partially offset by growth in revenues.
Google Services operating income decreased $391 million from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The decrease in operating income was primarily driven by increases in compensation expenses and TAC, partially offset by growth in revenues.
Google Cloud
Google Cloud operating loss increased $55 million and $279 million from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022, respectively. The increase in operating loss was primarily driven by an increase in expenses, primarily driven by compensation expenses, partially offset by growth in revenues.

Table of Contents	Alphabet Inc.
Other Bets
Other Bets operating loss increased $323 million from the three months ended September 30, 2021 to the three months ended September 30, 2022. The increase in operating loss was primarily driven by an increase in compensation expenses.
Other Bets operating loss increased $621 million from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase in operating loss was primarily driven by increases in compensation expenses, partially offset by growth in revenues.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Other income (expense), net	$2,033	$(902)	$9,503	$(2,501)
Other income (expense), net, decreased $2.9 billion from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to changes in gains and losses on equity and debt securities. In the three months ended September 30, 2022, $731 million of net losses were recognized on debt securities, and $492 million of net unrealized losses were recognized on non-marketable equity securities. These losses were partially offset by interest income recognized of $615 million. In the three months ended September 30, 2021, $2.2 billion of net unrealized gains were recognized on marketable and non-marketable equity securities, partially offset by $492 million of accrued performance fees related to certain investments.
Other income (expense), net, decreased $12.0 billion from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due changes in gains and losses on equity securities and performance fees. In the nine months ended September 30, 2022, $2.5 billion of net unrealized losses were recognized on marketable equity securities and $1.9 billion of net losses were recognized on debt securities. These losses were partially offset by interest income recognized of $1.5 billion and $879 million of net unrealized gains on non-marketable equity securities. In the nine months ended September 30, 2021, $9.2 billion of net unrealized gains were recognized on marketable and non-marketable equity securities, partially offset by $1.7 billion of accrued performance fees related to certain investments.
See Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Income before provision for income taxes	$23,064	$16,233	$66,332	$54,181
Provision for income taxes	$4,128	$2,323	$10,941	$7,833
Effective tax rate	17.9%	14.3%	16.5%	14.5%
The effective tax rate decreased by 3.6 percentage points from the three months ended September 30, 2021 to the three months ended September 30, 2022.The decrease was primarily driven by a change in unrecognized tax benefits and the effects of capitalization and amortization of R&D expenses starting in 2022 as required by the 2017 Tax Cuts and Jobs Act generating an increase in the U.S. federal Foreign-Derived Intangible Income tax deduction. These decreases were partially offset by a decrease in pre-tax earnings, including in countries that have lower statutory rates and a decrease in the stock-based compensation-related tax benefit.
The effective tax rate decreased by 2.0 percentage points from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The decrease was primarily driven by the effects of capitalization and amortization of R&D expenses starting in 2022 as required by the 2017 Tax Cuts and Jobs Act generating an increase in the U.S. federal Foreign-Derived Intangible Income tax deduction and a change in unrecognized tax benefits. These decreases were partially offset by a decrease in pre-tax earnings, including in countries that have lower statutory rates and a decrease in the stock-based compensation-related tax benefit.

Table of Contents	Alphabet Inc.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of September 30, 2022, we had $116.3 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities and marketable equity securities.
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
The following table presents our cash flows (in millions):

	Nine Months Ended
	September 30,
	2021	2022
Net cash provided by operating activities	$66,718	$67,881
Net cash used in investing activities	$(24,507)	$(14,071)
Net cash used in financing activities	$(44,851)	$(52,128)
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
Our primary uses of cash from our operating activities include payments to distribution and Google Network partners, for compensation and related costs, and for content acquisition costs. In addition, uses of cash from operating activities include hardware costs, income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to increases in cash received from revenues, partially offset by increases in cash paid for cost of revenues and operating expenses, and an increase in tax payments driven by the effects of capitalization and amortization of R&D expenses beginning in 2022 as required by the 2017 Tax Cuts and Jobs Act, and other working capital.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities decreased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to a net decrease in cash used for purchases, sales and maturities of marketable securities, partially offset by an increase of purchases of property and equipment.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to an increase in repurchases of stock.
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
During the nine months ended September 30, 2021 and 2022, capital expenditures were $18.3 billion and $23.9 billion, respectively. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. Land is not depreciated. For the nine months ended September 30, 2021 and 2022, depreciation and impairment expenses on property and equipment were $8.3 billion and $11.2 billion, respectively.
Leases
For the nine months ended September 30, 2021 and 2022, we recognized total operating lease assets of $2.2 billion and $3.4 billion, respectively. As of September 30, 2022, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 9 years, was $16.8 billion. As of September 30, 2022, we have entered into leases that have not yet commenced with future lease payments of $4.1 billion, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2022 and 2026 with non-cancelable lease terms of 1 to 25 years.
For the nine months ended September 30, 2021 and 2022, our operating lease expenses (including variable lease costs) were $2.5 billion and $2.7 billion, respectively. Finance lease costs were not material for the nine months ended September 30, 2021 and 2022.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2022, we had no commercial paper outstanding.
As of September 30, 2022, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2023 and $6.0 billion expiring in April 2026. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities.
As of September 30, 2022, we had senior unsecured notes outstanding with a total carrying value of $12.9 billion. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information on our debt.
Share Repurchase Program
In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. As of September 30, 2022, $43.5 billion remains available for Class A and Class C share repurchases. In accordance with the authorization of the Board of Directors of Alphabet, during the three and nine months ended September 30, 2022, we repurchased and subsequently retired 138 million and 369 million aggregate shares for $15.4 billion and $43.9 billion, respectively. Of the aggregate amount repurchased and subsequently retired during the three months ended September 30, 2022, 25 million shares were Class A stock for $2.7 billion and 113 million shares were Class C stock for $12.7 billion. Of the aggregate amount repurchased and

Table of Contents	Alphabet Inc.
subsequently retired during the nine months ended September 30, 2022, 46 million shares were Class A stock for $5.2 billion and 323 million shares were Class C stock for $38.7 billion.
European Commission Fines
In 2017, 2018 and 2019, the EC announced decisions that certain actions taken by Google infringed European competition law and imposed fines of €2.4 billion ($2.7 billion as of June 27, 2017), €4.3 billion ($5.1 billion as of June 30, 2018), and €1.5 billion ($1.7 billion as of March 20, 2019), respectively. On September 14, 2022, the General Court rejected our appeal on three claims, accepted our appeal on one claim, and reduced the fine to €4.1 billion. We are preparing to appeal to the European Court of Justice. In the second quarter of 2018 we recognized a charge of $5.1 billion for the fine, which we reduced by $217 million in the third quarter of 2022.
While each EC decision is under appeal, we included the fines in accrued expenses and other current liabilities on our Consolidated Balance Sheets as we provided bank guarantees (in lieu of a cash payment) for the fines. For further details, see Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Taxes
As of September 30, 2022, we had short-term and long-term income taxes payable of $1.6 billion and $4.2 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. We also have taxes payable of $4.4 billion primarily related to uncertain tax positions as of September 30, 2022.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management,

Table of Contents	Alphabet Inc.
including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We rely extensively on information systems to manage our business and summarize and report operating results. In 2019, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which replaced much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. We have now completed implementation of the most significant modules planned to date. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Below are material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•Various laws with regard to content moderation and removal, and related disclosure obligations, such as Germany's Network Enforcement Act, the European Union's Digital Services Act, Florida's Senate Bill 7072 and Texas' House Bill 20, which may affect our businesses and operations and may subject us to significant litigation, damage claims, and fines if they are interpreted and applied in a manner inconsistent with our practices and policies, or if we remove or promote (or fail to remove or promote) content in ways inconsistent with those laws. Other countries, including Singapore, Australia, and the United Kingdom, have implemented or are considering similar legislation imposing penalties for failure to remove certain types of content.

Table of Contents	Alphabet Inc.
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
In addition, the applicability and scope of these and other laws, as interpreted by the courts, remain uncertain and could be interpreted in ways that harm our business. For example:
•We rely on statutory safe harbors, like those set forth in the Digital Millennium Copyright Act and Section 230 of the Communications Decency Act in the U.S. and the E-Commerce Directive in Europe, against liability for various linking, caching, ranking, recommending, and hosting activities. Any legislation or court rulings affecting these safe harbors may adversely affect us and may impose significant operational challenges. There are legislative proposals and pending litigation in both the U.S. (such as Gonzalez v. Google) and EU that could diminish or eliminate safe harbor protection for websites and online platforms.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended September 30, 2022.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - 31	8,479	37,461	$112.62	$113.29	45,940	$53,675
August 1 - 31	8,477	39,176	$115.95	$117.10	47,653	$48,104
September 1 - 30	7,583	36,588	$104.57	$104.66	44,171	$43,482
Total	24,539	113,225			137,764
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
ITEM 5.OTHER INFORMATION
Under Section 13(r) of the Exchange Act, we are required to disclose if we or any of our affiliates knowingly conducted a transaction or dealing with entities or individuals designated pursuant to certain Executive Orders. The U.S. government has designated the Russian Federal Security Service (the “FSB”) pursuant to one of those Executive Orders, and the U.S. Department of the Treasury’s Office of Foreign Assets Control has accordingly updated General License No. 1B (the “OFAC General License”), which generally permits U.S. persons to engage in transactions and activities prohibited by the relevant Executive Order involving the FSB that are necessary and ordinarily incident to requesting, receiving, utilizing, paying for or dealing in licenses, permits, certifications, or notifications issued or registered by the FSB for the importation, distribution, or use of information technology products in Russia.
In the past year and during the quarter ended September 30, 2022, Google LLC, a subsidiary of Alphabet, filed notifications with the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling the import of certain software in Russia. Neither we nor our subsidiaries generated any gross revenues or net profits directly from such approval activity and neither we nor our subsidiaries sell to the FSB. Alphabet expects that Google LLC will continue to file these notifications as required under Russia law.

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

ALPHABET INC.
October 25, 2022	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
October 25, 2022	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Chief Accounting Officer