Form 10-Q
period 2023-03-31
Alphabet Inc.
filed 2023-04-26
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 18, 2023, there were 5,941 million shares of Alphabet’s Class A stock outstanding, 882 million shares of Alphabet's Class B stock outstanding, and 5,874 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2023

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
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2022	As of March 31, 2023
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,879	$25,924
Marketable securities	91,883	89,178
Total cash, cash equivalents, and marketable securities	113,762	115,102
Accounts receivable, net	40,258	36,036
Inventory	2,670	2,315
Other current assets	8,105	8,532
Total current assets	164,795	161,985
Non-marketable securities	30,492	31,213
Deferred income taxes	5,261	6,885
Property and equipment, net	112,668	117,560
Operating lease assets	14,381	14,447
Intangible assets, net	2,084	1,968
Goodwill	28,960	28,994
Other non-current assets	6,623	6,439
Total assets	$365,264	$369,491
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,128	$4,184
Accrued compensation and benefits	14,028	9,954
Accrued expenses and other current liabilities	37,866	43,185
Accrued revenue share	8,370	7,816
Deferred revenue	3,908	3,715
Total current liabilities	69,300	68,854
Long-term debt	14,701	13,697
Deferred revenue, non-current	599	610
Income taxes payable, non-current	9,258	9,722
Deferred income taxes	514	542
Operating lease liabilities	12,501	12,799
Other long-term liabilities	2,247	2,373
Total liabilities	109,120	108,597
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,849 (Class A 5,964, Class B 883, Class C 6,002) and 12,722 (Class A 5,943, Class B 883, Class C 5,896) shares issued and outstanding	68,184	70,269
Accumulated other comprehensive income (loss)	(7,603)	(6,000)
Retained earnings	195,563	196,625
Total stockholders’ equity	256,144	260,894
Total liabilities and stockholders’ equity	$365,264	$369,491
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2022	2023
Revenues	$68,011	$69,787
Costs and expenses:
Cost of revenues	29,599	30,612
Research and development	9,119	11,468
Sales and marketing	5,825	6,533
General and administrative	3,374	3,759
Total costs and expenses	47,917	52,372
Income from operations	20,094	17,415
Other income (expense), net	(1,160)	790
Income before income taxes	18,934	18,205
Provision for income taxes	2,498	3,154
Net income	$16,436	$15,051

Basic net income per share of Class A, Class B, and Class C stock	$1.24	$1.18
Diluted net income per share of Class A, Class B, and Class C stock	$1.23	$1.17
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	March 31,
	2022	2023
Net income	$16,436	$15,051
Other comprehensive income (loss):
Change in foreign currency translation adjustment	39	596
Available-for-sale investments:
Change in net unrealized gains (losses)	(2,478)	866
Less: reclassification adjustment for net (gains) losses included in net income	148	292
Net change, net of income tax benefit (expense) of $633 and $(330)	(2,330)	1,158
Cash flow hedges:
Change in net unrealized gains (losses)	114	(74)
Less: reclassification adjustment for net (gains) losses included in net income	(249)	(77)
Net change, net of income tax benefit (expense) of $44 and $30	(135)	(151)
Other comprehensive income (loss)	(2,426)	1,603
Comprehensive income	$14,010	$16,654
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended March 31, 2022
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	13,242	$61,774	$(1,623)	$191,484	$251,635
Stock issued	31	7	0	0	7
Stock-based compensation expense	0	4,547	0	0	4,547
Tax withholding related to vesting of restricted stock units and other	0	(2,895)	0	0	(2,895)
Repurchases of stock	(98)	(601)	0	(12,699)	(13,300)
Net income	0	0	0	16,436	16,436
Other comprehensive income (loss)	0	0	(2,426)	0	(2,426)
Balance as of March 31, 2022	13,175	$62,832	$(4,049)	$195,221	$254,004

	Three Months Ended March 31, 2023
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	12,849	$68,184	$(7,603)	$195,563	$256,144
Stock issued	30	0	0	0	0
Stock-based compensation expense	0	5,313	0	0	5,313
Tax withholding related to vesting of restricted stock units and other	0	(2,093)	0	0	(2,093)
Repurchases of stock	(157)	(1,135)	0	(13,989)	(15,124)
Net income	0	0	0	15,051	15,051
Other comprehensive income (loss)	0	0	1,603	0	1,603
Balance as of March 31, 2023	12,722	$70,269	$(6,000)	$196,625	$260,894
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	March 31,
	2022	2023
Operating activities
Net income	$16,436	$15,051
Adjustments:
Depreciation and impairment of property and equipment	3,591	3,060
Amortization and impairment of intangible assets	191	126
Stock-based compensation expense	4,504	5,284
Deferred income taxes	(2,090)	(1,854)
Loss (gain) on debt and equity securities, net	1,437	(84)
Other	140	553
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	4,364	4,454
Income taxes, net	3,820	4,069
Other assets	(776)	(746)
Accounts payable	(2,373)	(1,105)
Accrued expenses and other liabilities	(3,216)	(4,496)
Accrued revenue share	(828)	(602)
Deferred revenue	(94)	(201)
Net cash provided by operating activities	25,106	23,509
Investing activities
Purchases of property and equipment	(9,786)	(6,289)
Purchases of marketable securities	(28,462)	(14,227)
Maturities and sales of marketable securities	29,779	18,327
Purchases of non-marketable securities	(776)	(626)
Maturities and sales of non-marketable securities	12	36
Acquisitions, net of cash acquired, and purchases of intangible assets	(173)	(42)
Other investing activities	355	(125)
Net cash used in investing activities	(9,051)	(2,946)
Financing activities
Net payments related to stock-based award activities	(2,916)	(1,989)
Repurchases of stock	(13,300)	(14,557)
Proceeds from issuance of debt, net of costs	16,422	6,927
Repayments of debt	(16,420)	(6,952)
Proceeds from sale of interest in consolidated entities, net	0	3
Net cash used in financing activities	(16,214)	(16,568)
Effect of exchange rate changes on cash and cash equivalents	100	50
Net increase (decrease) in cash and cash equivalents	(59)	4,045
Cash and cash equivalents at beginning of period	20,945	21,879
Cash and cash equivalents at end of period	$20,886	$25,924
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Unaudited Interim Financial Information
These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and in our opinion, include all adjustments of a normal recurring nature necessary for fair financial statement presentation. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. We have made estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.
These consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.
Change in Accounting Estimate
In January 2023, we completed an assessment of the useful lives of our servers and network equipment and adjusted the estimated useful life of our servers from four years to six years and the estimated useful life of certain network equipment from five years to six years. This change in accounting estimate was effective beginning in fiscal year 2023. Based on the carrying value of servers and certain network equipment as of December 31, 2022, and those placed in service during the quarter ended March 31, 2023, the effect of this change in estimate was a reduction in depreciation expense of $988 million and an increase in net income of $770 million, or $0.06 per basic and $0.06 per diluted share, for the three months ended March 31, 2023.
Stock Split Effected in the Form of a Stock Dividend (“Stock Split”)
On July 15, 2022, we executed a 20-for-one stock split of our Class A, Class B, and Class C stock. All prior period references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures prior to the effective date have been retroactively adjusted to reflect the effects of the Stock Split.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended
	March 31,
	2022	2023
Google Search & other	$39,618	$40,359
YouTube ads	6,869	6,693
Google Network	8,174	7,496
Google advertising	54,661	54,548
Google other	6,811	7,413
Google Services total	61,472	61,961
Google Cloud	5,821	7,454
Other Bets	440	288
Hedging gains (losses)	278	84
Total revenues	$68,011	$69,787
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended
	March 31,
	2022		2023
United States	$31,733	47%	$32,864	47%
EMEA(1)	20,317	30	21,078	30
APAC(1)	11,841	17	11,681	17
Other Americas(1)	3,842	6	4,080	6
Hedging gains (losses)	278	0	84	0
Total revenues	$68,011	100%	$69,787	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of March 31, 2023, we had $61.7 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Our revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenue. The amount and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services, which could affect our estimate of revenue backlog and when we expect to recognize such as revenue. We expect to recognize approximately half of the revenue backlog as revenues over the next 24 months with the remaining to be recognized thereafter. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google other. Total deferred revenue as of December 31, 2022 was $4.5 billion, of which $1.6 billion was recognized as revenues during the three months ended March 31, 2023.

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
Debt securities are measured at fair value and classified within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. For certain marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in other income (expense), net. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts.
The following tables summarize our cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

		As of December 31, 2022
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits(1)	Level 2	$5,297	$0	$0	$5,297	$5,293	$4
Government bonds	Level 2	41,036	64	(2,045)	39,055	283	38,772
Corporate debt securities	Level 2	28,578	8	(1,569)	27,017	1	27,016
Mortgage-backed and asset-backed securities	Level 2	16,176	5	(1,242)	14,939	0	14,939
Total investments with fair value change reflected in other comprehensive income(2)		$91,087	$77	$(4,856)	$86,308	$5,577	$80,731
Fair value adjustments recorded in net income
Money market funds	Level 1				$7,234	$7,234	$0
Current marketable equity securities(3)	Level 1				4,013	0	4,013
Mutual funds	Level 2				339	0	339
Government bonds	Level 2				1,877	440	1,437
Corporate debt securities	Level 2				3,744	65	3,679
Mortgage-backed and asset-backed securities	Level 2				1,686	2	1,684
Total investments with fair value change recorded in net income					$18,893	$7,741	$11,152
Cash					0	8,561	0
Total		$91,087	$77	$(4,856)	$105,201	$21,879	$91,883
(1)The majority of our time deposits are domestic deposits.
(2)Represents gross unrealized gains and losses for debt securities recorded to accumulated other comprehensive income (AOCI).

Table of Contents	Alphabet Inc.
(3)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $803 million as of December 31, 2022 is included within other non-current assets.

		As of March 31, 2023
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$2,880	$0	$0	$2,880	$2,880	$0
Government bonds	Level 2	40,970	179	(1,230)	39,919	2,045	37,874
Corporate debt securities	Level 2	26,301	28	(1,244)	25,085	1	25,084
Mortgage-backed and asset-backed securities	Level 2	16,371	15	(1,039)	15,347	0	15,347
Total investments with fair value change reflected in other comprehensive income(1)		$86,522	$222	$(3,513)	$83,231	$4,926	$78,305
Fair value adjustments recorded in net income
Money market funds	Level 1				$10,604	$10,604	$0
Current marketable equity securities(2)	Level 1				3,907	0	3,907
Mutual funds	Level 2				315	0	315
Government bonds	Level 2				2,006	672	1,334
Corporate debt securities	Level 2				3,660	31	3,629
Mortgage-backed and asset-backed securities	Level 2				1,688	0	1,688
Total investments with fair value change recorded in net income					$22,180	$11,307	$10,873
Cash					0	9,691	0
Total		$86,522	$222	$(3,513)	$105,411	$25,924	$89,178
(1)Represents gross unrealized gains and losses for debt securities recorded to AOCI.
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $920 million as of March 31, 2023 is included within other non-current assets
Investments Measured at Fair Value on a Nonrecurring Basis
Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3.
As of March 31, 2023 the carrying value of our non-marketable equity securities was $29.1 billion, of which $10.7 billion were re-measured at fair value during the three months ended March 31, 2023 and primarily classified as Level 2 investments.

Table of Contents	Alphabet Inc.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of March 31, 2023
Due in 1 year or less	$11,712
Due in 1 year through 5 years	46,052
Due in 5 years through 10 years	15,228
Due after 10 years	11,964
Total	$84,956
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$21,039	$(1,004)	$13,438	$(1,041)	$34,477	$(2,045)
Corporate debt securities	11,228	(440)	15,125	(1,052)	26,353	(1,492)
Mortgage-backed and asset-backed securities	7,725	(585)	6,964	(657)	14,689	(1,242)
Total	$39,992	$(2,029)	$35,527	$(2,750)	$75,519	$(4,779)

	As of March 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$12,234	$(312)	$14,159	$(918)	$26,393	$(1,230)
Corporate debt securities	4,427	(93)	19,011	(1,072)	23,438	(1,165)
Mortgage-backed and asset-backed securities	2,597	(94)	11,212	(944)	13,809	(1,038)
Total	$19,258	$(499)	$44,382	$(2,934)	$63,640	$(3,433)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. The following table summarizes gains and losses for debt securities, reflected as a component of other income (expense), net (in millions):

	Three Months Ended
	March 31,
	2022	2023
Unrealized gain (loss) on fair value option debt securities	$(202)	$145
Gross realized gain on debt securities	40	57
Gross realized loss on debt securities	(271)	(492)
(Increase)/decrease in allowance for credit losses	66	(3)
Total gain (loss) on debt securities recognized in other income (expense), net	$(367)	$(293)

Table of Contents	Alphabet Inc.
Equity Investments
The carrying value of equity securities is measured as the total initial cost plus the cumulative net gain (loss). Our share of gains and losses, including impairments, are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2022			As of March 31, 2023
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$5,764	$16,157	$21,921	$5,720	$16,509	$22,229
Cumulative net gain (loss)(1)	(608)	12,372	11,764	(578)	12,613	12,035
Carrying value	$5,156	$28,529	$33,685	$5,142	$29,122	$34,264
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $16.8 billion gains and $4.5 billion losses (including impairments) as of December 31, 2022 and $17.8 billion gains and $5.1 billion losses (including impairments) as of March 31, 2023.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in other income (expense), net are summarized below (in millions):

	Three Months Ended
	March 31,
	2022	2023
Realized net gain (loss) on equity securities sold during the period	$(74)	$105
Unrealized net gain (loss) on marketable equity securities	(1,456)	51
Unrealized net gain (loss) on non-marketable equity securities(1)	460	221
Total gain (loss) on equity securities in other income (expense), net	$(1,070)	$377
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $838 million and $915 million of upward adjustments for three months ended March 31, 2022 and 2023, respectively, and $378 million and $694 million of downward adjustments (including impairments) for three months ended March 31, 2022 and 2023, respectively.
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

	Equity Securities Sold
	Three Months Ended
	March 31,
	2022	2023
Total sale price	$364	$312
Total initial cost	260	211
Cumulative net gain (loss)	$104	$101
Equity Securities Accounted for Under the Equity Method
As of December 31, 2022 and March 31, 2023 equity securities accounted for under the equity method had a carrying value of approximately $1.5 billion and $1.6 billion, respectively. Our share of gains and losses, including impairments, are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.

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
As of March 31, 2023 the net accumulated loss on our foreign currency cash flow hedges before tax effect was $55 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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
We also use derivatives not designated as hedging instruments to manage risks relating to interest rates, commodity prices, credit exposures, and to enhance investment returns. From time to time, we enter into derivatives to hedge the market price risk on certain of our marketable equity securities. Gains and losses arising from other derivatives are primarily reflected within the “other” component of other income (expense), net. See Note 6 for further details.

Table of Contents	Alphabet Inc.
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2022	As of March 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$15,972	$17,140
Fair value hedges	$2,117	$1,439
Net investment hedges	$8,751	$9,036
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$34,979	$33,715
Other contracts	$7,932	$8,423
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2022		As of March 31, 2023
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$271	$556	$111	$510
Derivatives not designated as hedging instruments:
Foreign exchange contracts	365	207	284	201
Other contracts	40	47	48	65
Total derivatives not designated as hedging instruments	405	254	332	266
Total	$676	$810	$443	$776
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
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended
	March 31,
	2022	2023
Derivatives in cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$135	$(138)
Amount excluded from the assessment of effectiveness	(15)	47
Derivatives in net investment hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	149	(215)
Total	$269	$(306)

Table of Contents	Alphabet Inc.
 The table below presents the gains (losses) of our derivatives on the Consolidated Statements of Income: (in millions):

	Gains (Losses) Recognized in Income
	Three Months Ended
	March 31,
	2022		2023
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts in the Consolidated Statements of Income	$68,011	$(1,160)	$69,787	$790

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$297	$0	$88	$0
Amount excluded from the assessment of effectiveness (amortized)	(19)	0	(4)	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	13	0	32
Derivatives designated as hedging instruments	0	(12)	0	(32)
Amount excluded from the assessment of effectiveness	0	1	0	5
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	12	0	51
Effect of non designated hedges:
Foreign exchange contracts	0	(247)	0	30
Other contracts	0	38	0	3
Total gains (losses)	$278	$(195)	$84	$89
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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$760	$(84)	$676	$(463)	$(132)	$81
Derivatives liabilities	$894	$(84)	$810	$(463)	$(28)	$319

Table of Contents	Alphabet Inc.

	As of March 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$525	$(82)	$443	$(368)	$(34)	$41
Derivatives liabilities	$858	$(82)	$776	$(368)	$(24)	$384
(1)The balances as of December 31, 2022 and March 31, 2023 were related to derivative allowed to be net settled in accordance with our master netting agreements.
Note 4. Variable Interest Entities (VIE)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2022 and March 31, 2023, assets that can only be used to settle obligations of these VIEs were $4.1 billion and $3.2 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.6 billion and $2.5 billion, respectively. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.8 billion and $3.7 billion as of December 31, 2022 and March 31, 2023, respectively, of which $1.1 billion is redeemable noncontrolling interest (RNCI) for both periods. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 6 for further details on OI&E.
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
The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. We have determined that the single source of our exposure to these VIEs is our capital investments in them. The carrying value and maximum exposure of these unconsolidated VIEs were $2.7 billion and $2.8 billion, respectively, as of December 31, 2022 and $2.6 billion and $2.7 billion, respectively, as of March 31, 2023.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2022 and March 31, 2023.
Our short-term debt balance also includes the current portion of certain long-term debt.

Table of Contents	Alphabet Inc.
Long-Term Debt
Total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2022	As of March 31, 2023
Debt
2014-2020 Notes issuances	2024 - 2060	0.45% - 3.38%	0.57% - 3.38%	$13,000	$13,000
Future finance lease payments, net and other (1)				2,142	2,208
Total debt				15,142	15,208
Unamortized discount and debt issuance costs				(143)	(140)
Less: Current portion of long-term notes(2)				0	(999)
Less: Current portion future finance lease payments, net and other current debt(1)(2)				(298)	(372)
Total long-term debt				$14,701	$13,697
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
The total estimated fair value of the outstanding notes was approximately $9.9 billion and $10.2 billion as of December 31, 2022 and March 31, 2023, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2023, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2023 and $6.0 billion expiring in April 2026. In April 2023, we entered into a new $4.0 billion revolving credit facility expiring in April 2024. We also terminated the existing $6.0 billion revolving credit facility expiring in April 2026 and entered into a new $6.0 billion revolving credit facility expiring in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2022 and March 31, 2023.
Note 6. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $754 million and $743 million as of December 31, 2022 and March 31, 2023, respectively.

Table of Contents	Alphabet Inc.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2022	As of March 31, 2023
Land and buildings	$66,897	$67,948
Information technology assets	66,267	68,577
Construction in progress	27,657	30,573
Leasehold improvements	10,575	11,011
Furniture and fixtures	314	326
Property and equipment, gross	171,710	178,435
Less: accumulated depreciation	(59,042)	(60,875)
Property and equipment, net	$112,668	$117,560
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2022	As of March 31, 2023
European Commission fines(1)	$9,106	$9,354
Income taxes payable, net	1,632	5,217
Accrued customer liabilities	3,619	3,486
Accrued purchases of property and equipment	3,019	3,807
Current operating lease liabilities	2,477	2,625
Other accrued expenses and current liabilities	18,013	18,696
Accrued expenses and other current liabilities	$37,866	$43,185
(1)    While each EC decision is under appeal, the fines are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets, as we provided bank guarantees (in lieu of a cash payment) for the fines. Amounts include the effects of foreign exchange and interest. See Note 9 for further details.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2021	$(2,306)	$236	$447	$(1,623)
Other comprehensive income (loss) before reclassifications	39	(2,478)	129	(2,310)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(15)	(15)
Amounts reclassified from AOCI	0	148	(249)	(101)
Other comprehensive income (loss)	39	(2,330)	(135)	(2,426)
Balance as of March 31, 2022	$(2,267)	$(2,094)	$312	$(4,049)

Table of Contents	Alphabet Inc.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2022	$(4,142)	$(3,477)	$16	$(7,603)
Other comprehensive income (loss) before reclassifications	596	866	(121)	1,341
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	47	47
Amounts reclassified from AOCI	0	292	(77)	215
Other comprehensive income (loss)	596	1,158	(151)	1,603
Balance as of March 31, 2023	$(3,546)	$(2,319)	$(135)	$(6,000)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended
		March 31,
AOCI Components	Location	2022	2023
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(190)	$(374)
	Benefit (provision) for income taxes	42	82
	Net of income tax	(148)	(292)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	297	88
Interest rate contracts	Other income (expense), net	2	2
	Benefit (provision) for income taxes	(50)	(13)
	Net of income tax	249	77
Total amount reclassified, net of income tax		$101	$(215)
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended
	March 31,
	2022	2023
Interest income	$414	$797
Interest expense(1)	(83)	(80)
Foreign currency exchange gain (loss), net	(73)	(210)
Gain (loss) on debt securities, net	(367)	(293)
Gain (loss) on equity securities, net	(1,070)	377
Performance fees	233	118
Income (loss) and impairment from equity method investments, net	(89)	(51)
Other	(125)	132
Other income (expense), net	$(1,160)	$790
(1)Interest expense is net of interest capitalized of $34 million and $40 million for the three months ended March 31, 2022 and 2023, respectively.

Table of Contents	Alphabet Inc.
Note 7. Workforce Reduction and Other Initiatives
We have a company-wide effort underway to re-engineer our cost base. As part of this program, in January 2023 we announced a reduction of our workforce, and as a result in the first quarter of 2023 we recorded employee severance and related charges of $2.0 billion, representing the majority of expected costs associated with this action. In addition, we are taking actions to optimize our global office space, and as a result, we recorded charges related to office space reductions of $564 million in the first quarter of 2023. We may incur additional charges in the future as we further evaluate our real estate needs.
These severance and office space charges are included within our consolidated statements of income for the three months ended March 31, 2023 as follows (in millions):

	Severance and Related (1)	Office Space	Total
Cost of revenues	$461	$220	$681
Research and development	835	247	1,082
Sales and marketing	445	35	480
General and administrative	253	62	315
Total charges	$1,994	$564	$2,558
(1)Severance includes amounts to be settled in cash, accounted for as one-time involuntary employee termination benefits, and stock based compensation
For segment reporting, the substantial majority of these charges are included within unallocated corporate costs in our segment results.
For the three months ended March 31, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows (in millions):

Severance and Related
Balance as of December 31, 2022	$0
Charges(1)	1,582
Cash payments	(396)
Balance as of March 31, 2023(2)	$1,186
(1)Excludes non-cash stock-based compensation of $412 million.
(2)Included in Accrued compensation and benefits on the consolidated balance sheets.
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2022	$20,847	$7,205	$908	$28,960
Acquisitions	11	0	0	11
Foreign currency translation and other adjustments	50	2	(29)	23
Balance as of March 31, 2023	$20,908	$7,207	$879	$28,994

Table of Contents	Alphabet Inc.
Other Intangible Assets
Information regarding intangible assets was as follows (in millions):

	As of December 31, 2022			As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$1,164	$354	$810	$1,110	$366	$744
Customer relationships	862	235	627	862	270	592
Trade names and other	527	120	407	528	138	390
Total definite-lived intangible assets	2,553	709	1,844	2,500	774	1,726
Indefinite-lived intangible assets	240	0	240	242	0	242
Total intangible assets	$2,793	$709	$2,084	$2,742	$774	$1,968
Amortization expense relating to intangible assets was $191 million and $126 million for the three months ended March 31, 2022 and 2023, respectively.
Expected amortization expense of definite-lived intangible assets held as of March 31, 2023 was as follows (in millions):

Remainder of 2023	$343
2024	443
2025	314
2026	236
2027	153
Thereafter	237
Total	$1,726
Note 9. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $11.9 billion as of March 31, 2023, of which the majority is paid over seven years beginning in the first quarter of 2023.
Indemnifications
In the normal course of business, including to facilitate transactions in our services and products and corporate activities, we indemnify certain parties, including advertisers, Google Network partners, distribution partners, customers of Google Cloud offerings, lessors, and service providers with respect to certain matters. We have agreed to defend and/or hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
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
As of March 31, 2023, we did not have any material indemnification claims that were probable or reasonably possible.

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

•On December 16, 2020, a number of state Attorneys General filed an antitrust complaint in the U.S. District Court for the Eastern District of Texas, alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology. Additionally, on January 24, 2023, the DOJ, along with a number of state Attorneys General, filed an antitrust complaint alleging that Google’s digital advertising technology products violate U.S. antitrust laws, and on April 17, 2023, a number of additional state Attorneys General joined the complaint. The EC, the CMA, and the ACCC each opened a formal investigation into Google's advertising technology business practices on June 22, 2021, May 25, 2022, and June 29, 2022, respectively.

Table of Contents	Alphabet Inc.
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
Note 10. Stockholders' Equity
Share Repurchases
In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. As of March 31, 2023, $13.1 billion remains available for Class A and Class C share repurchases. In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended March 31, 2023
	Shares	Amount
Class A share repurchases	21	$2,011
Class C share repurchases	136	13,113
Total share repurchases(1)	157	$15,124
(1)    Shares repurchased include unsettled repurchases as of March 31, 2023.
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
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended March 31,
	2022			2023
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$7,481	$1,109	$7,846	$7,006	$1,040	$7,005
Denominator
Number of shares used in per share computation	6,009	891	6,303	5,949	883	5,949
Basic net income per share	$1.24	$1.24	$1.24	$1.18	$1.18	$1.18
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$7,481	$1,109	$7,846	$7,006	$1,040	$7,005
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,109	0	0	1,040	0	0
Reallocation of undistributed earnings	(95)	(12)	95	(27)	(4)	27
Allocation of undistributed earnings	$8,495	$1,097	$7,941	$8,019	$1,036	$7,032
Denominator
Number of shares used in basic computation	6,009	891	6,303	5,949	883	5,949
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	891	0	0	883	0	0
Restricted stock units and other contingently issuable shares	0	0	148	0	0	42
Number of shares used in per share computation	6,900	891	6,451	6,832	883	5,991
Diluted net income per share	$1.23	$1.23	$1.23	$1.17	$1.17	$1.17
For the periods presented above, the net income per share amounts are the same for Class A, Class B, and Class C stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.

Table of Contents	Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended March 31, 2022 and 2023, total stock-based compensation (SBC) expense was $4.5 billion and $5.3 billion, including amounts associated with awards we expect to settle in Alphabet stock of $4.4 billion and $5.1 billion, respectively. For the three months ended March 31, 2023 total SBC expense includes $412 million associated with workforce reduction costs. See Note 7 for further information.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs) for the three months ended March 31, 2023 (in millions, except per share amounts):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	324	$107.98
Granted	234	$94.51
Vested	(48)	$100.25
Forfeited/canceled	(10)	$110.60
Unvested as of March 31, 2023	500	$102.36
As of March 31, 2023, there was $48.6 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.9 years.
Note 13. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended
	March 31,
	2022	2023
Income before provision for income taxes	$18,934	$18,205
Provision for income taxes	$2,498	$3,154
Effective tax rate	13.2%	17.3%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $7.1 billion and $7.5 billion as of December 31, 2022 and March 31, 2023, respectively, of which $5.3 billion and $5.7 billion, if recognized, would affect our effective tax rate, respectively.
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
Revenues, certain costs, such as costs associated with content and traffic acquisition, certain engineering activities, and hardware, as well as certain operating expenses are directly attributable to our segments. Due to the integrated nature of Alphabet, other costs and expenses, such as technical infrastructure and office facilities, are managed centrally at a consolidated level. These costs, including the associated depreciation and impairment, are allocated to operating segments as a service cost generally based on usage, headcount, or revenue.

Table of Contents	Alphabet Inc.
Reflecting DeepMind's increasing collaboration with Google Services, Google Cloud, and Other Bets, beginning in the first quarter of 2023 DeepMind is reported as part of Alphabet's unallocated corporate costs instead of within Other Bets. Additionally, beginning in the first quarter of 2023, we updated and simplified our cost allocation methodologies to provide our business leaders with increased transparency for decision-making.
After the segment reporting changes discussed above, unallocated corporate costs primarily include AI-focused shared R&D activities; corporate initiatives such as our philanthropic activities; and corporate shared costs such as finance, certain human resource costs, and legal, including certain fines and settlements. In the first quarter of 2023, unallocated corporate costs also include charges associated with reductions in our workforce and office space. Additionally, hedging gains (losses) related to revenue are included in unallocated corporate costs.
Prior periods have been recast to conform to the current presentation.
Our operating segments are not evaluated using asset information.
The following table presents information about our segments (in millions):

	Three Months Ended
	March 31,
	2022	2023
Revenues:
Google Services	$61,472	$61,961
Google Cloud	5,821	7,454
Other Bets	440	288
Hedging gains (losses)	278	84
Total revenues	$68,011	$69,787

	Three Months Ended
	March 31,
	2022	2023
Operating income (loss):
Google Services	$21,973	$21,737
Google Cloud	(706)	191
Other Bets	(835)	(1,225)
Corporate costs, unallocated	(338)	(3,288)
Total income from operations	$20,094	$17,415
For revenues by geography, see Note 2.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2022	As of March 31, 2023
Long-lived assets:
United States	$93,565	$96,519
International	33,484	35,488
Total long-lived assets	$127,049	$132,007

Table of Contents	Alphabet Inc.
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with "Note About Forward-Looking Statements" and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including Part I, Item 1A "Risk Factors."
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
Revenues and Monetization Metrics
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure and platform services as well as communication and collaboration tools; sales of other products and services, such as apps and in-app purchases, and hardware; and fees received for subscription-based products. For details on how we recognize revenue, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
In addition to the long-term trends and their financial effect on our business noted in "Trends in Our Business and Financial Effect" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, fluctuations in our revenues have been and may continue to be affected by a combination of factors, including:
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

Table of Contents	Alphabet Inc.
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

Table of Contents	Alphabet Inc.
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

Table of Contents	Alphabet Inc.
the fiscal year ended December 31, 2022 as well as Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Provision for income taxes represents the estimated amount of federal, state, and foreign income taxes incurred in the U.S. and the many jurisdictions in which we operate. The provision includes the effect of reserve provisions and changes to reserves that are considered appropriate as well as the related net interest and penalties.
For additional details, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as well as Note 13 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
The following table summarizes our consolidated financial results (in millions, except per share information and percentages):

	Three Months Ended
	March 31,
	2022	2023	$ Change	% Change
Consolidated revenues	$68,011	$69,787	$1,776	3%
Change in consolidated constant currency revenues(1)				6%

Cost of revenues	$29,599	$30,612	$1,013	3%
Operating expenses	$18,318	$21,760	$3,442	19%

Operating income	$20,094	$17,415	$(2,679)	(13)%
Operating margin	30%	25%		(5)%

Other income (expense), net	$(1,160)	$790	$1,950	NM

Net Income	$16,436	$15,051	$(1,385)	(8)%
Diluted EPS	$1.23	$1.17	$(0.06)	(5)%
NM = Not Meaningful
(1)    See "Use of Non-GAAP Constant Currency Measures" below for details relating to our use of constant currency information.
•Revenues were $69.8 billion, an increase of 3% year over year, primarily driven by an increase in Google Cloud revenues of $1.6 billion, or 28%.
•Total constant currency revenues, which exclude the effect of hedging, increased 6% year over year.
•Cost of revenues was $30.6 billion, an increase of 3% year over year, affected by compensation costs related to employee severance charges associated with the reduction in our workforce, charges related to our office space optimization efforts, and a reduction in depreciation expense due to the change in estimated useful life of our servers and certain network equipment.
•Operating expenses were $21.8 billion, an increase of 19% year over year, affected by compensation costs related to employee severance charges associated with the reduction in our workforce as well as the effect of a shift in timing of our annual employee stock-based compensation awards.
Other Information
•In January 2023, we announced a reduction of our workforce, and as a result in the first quarter of 2023 we recorded employee severance and related charges of $2.0 billion, representing the majority of expected costs associated with this action. In addition, we are taking actions to optimize our global office space, and as a result we recorded charges related to office space reductions of $564 million in the first quarter of 2023. We may incur additional charges in the future as we further evaluate our real estate needs. For

Table of Contents	Alphabet Inc.
additional information, see Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•In January 2023, we completed an assessment of the useful lives of our servers and network equipment, resulting in a change in the estimated useful life of our servers and certain network equipment to six years. The effect of this change was a reduction in depreciation expense of $988 million for the first quarter of 2023, recognized primarily in cost of revenues and R&D expenses. For additional information, see Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Beginning in the first quarter of 2023, our segment reporting reflects two changes: (i) DeepMind, previously reported within Other Bets, is reported as part of Alphabet's unallocated corporate costs, and (ii) we updated and simplified our cost allocation methodologies to provide our business leaders with increased transparency for decision-making. Prior periods have been recast to conform to the current presentation. For additional information, see Note 14 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Beginning in 2023, the timing of our annual employee stock-based compensation awards shifted from January to March. While the shift in timing itself will not affect the amount of stock-based compensation expense over the full fiscal year 2023, it results in relatively less expense recognized in the first quarter compared to the remaining quarters of the year.
•Repurchases of Class A and Class C shares were $15.1 billion for the three months ended March 31, 2023. See Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•Operating cash flow was $23.5 billion for the three months ended March 31, 2023.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $6.3 billion for the three months ended March 31, 2023.
•As of March 31, 2023, we had 190,711 employees, which includes almost all of the employees affected by the reduction of our workforce. We expect most of those affected will no longer be reflected in our headcount by the end of the second quarter of 2023, subject to local law and consultation requirements.

Table of Contents	Alphabet Inc.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended
	March 31,
	2022	2023
Google Search & other	$39,618	$40,359
YouTube ads	6,869	6,693
Google Network	8,174	7,496
Google advertising	54,661	54,548
Google other	6,811	7,413
Google Services total	61,472	61,961
Google Cloud	5,821	7,454
Other Bets	440	288
Hedging gains (losses)	278	84
Total revenues	$68,011	$69,787
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $741 million from the three months ended March 31, 2022 to the three months ended March 31, 2023. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery. Growth was adversely affected by changes in foreign currency exchange rates.
YouTube ads
YouTube ads revenues decreased $176 million from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily driven by the adverse effect of changes in foreign currency exchange rates.
Google Network
Google Network revenues decreased $678 million from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily driven by a decrease in AdMob and Google Ad Manager revenues as well as the adverse effect of changes in foreign currency exchange rates.
Monetization Metrics
Paid clicks and cost-per-click
The following table presents changes in paid clicks and cost-per-click (expressed as a percentage) from the three months ended March 31, 2022 to the three months ended March 31, 2023:

Paid clicks change	8%
Cost-per-click change	(7)%
Paid clicks increased from the three months ended March 31, 2022 to the three months ended March 31, 2023 driven by a number of interrelated factors, including an increase in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and ongoing product and policy changes.
Cost-per-click decreased from the three months ended March 31, 2022 to the three months ended March 31, 2023 driven by a number of interrelated factors including changes in device mix, geographic mix, advertiser spending, ongoing product and policy changes, and property mix, as well as the adverse effect of changes in foreign currency exchange rates.

Table of Contents	Alphabet Inc.
Impressions and cost-per-impression
The following table presents changes in impressions and cost-per-impression (expressed as a percentage) from the three months ended March 31, 2022 to the three months ended March 31, 2023:

Impressions change	(5)%
Cost-per-impression change	(5)%
Impressions decreased from the three months ended March 31, 2022 to the three months ended March 31, 2023 driven by Google Ad Manager and AdSense. The decrease in cost-per-impression from the three months ended March 31, 2022 to the three months ended March 31, 2023 was driven by a number of interrelated factors including ongoing product and policy changes, changes in device mix, geographic mix, product mix, and property mix, as well as the adverse effect of changes in foreign currency exchange rates.
Google other revenues
Google other revenues increased $602 million from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily driven by growth in YouTube non-advertising, largely due to an increase in paid subscribers. Growth was adversely affected by changes in foreign currency exchange rates.
Google Cloud
Google Cloud revenues increased $1.6 billion from the three months ended March 31, 2022 to the three months ended March 31, 2023. Growth was primarily driven by Google Cloud Platform followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in Google Cloud Platform.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended
	March 31,
	2022	2023
United States	47%	47%
EMEA	30%	30%
APAC	17%	17%
Other Americas	6%	6%
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

Table of Contents	Alphabet Inc.
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
The following table presents the foreign exchange effect on international revenues and total revenues (in millions, except percentages):

			Three Months Ended March 31, 2023
					% Change from Prior Period
	Three Months Ended March 31,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2022	2023
United States	$31,733	$32,864	$0	$32,864	4%		0%	4%
EMEA	20,317	21,078	(1,173)	22,251	4%		(6)%	10%
APAC	11,841	11,681	(834)	12,515	(1)%		(7)%	6%
Other Americas	3,842	4,080	(167)	4,247	6%		(5)%	11%
Revenues, excluding hedging effect	67,733	69,703	(2,174)	71,877	3%		(3)%	6%
Hedging gains (losses)	278	84
Total revenues(1)	$68,011	$69,787		$71,877	3%	0%	(3)%	6%
(1)Total constant currency revenues of $71.9 billion for the three months ended March 31, 2023 increased $4.1 billion compared to $67.7 billion in revenues, excluding hedging effect, for the three months ended March 31, 2022.
EMEA revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Euro and the British pound.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Argentine peso.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended
	March 31,
	2022	2023
TAC	$11,990	$11,721
Other cost of revenues	17,609	18,891
Total cost of revenues	$29,599	$30,612
Total cost of revenues as a percentage of revenues	44%	44%
Cost of revenues increased $1.0 billion from the three months ended March 31, 2022 to the three months ended March 31, 2023 due to an increase in other cost of revenues of $1.3 billion, partially offset by a decrease in TAC of $269 million.
The decrease in TAC from the three months ended March 31, 2022 to the three months ended March 31, 2023 was largely due to a decrease in TAC paid to Google Network partners, primarily driven by a decrease in revenues subject to TAC. The TAC rate decreased from 21.9% to 21.5% from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rate on Google Search & other revenues and the TAC rate on Google Network revenues were both substantially consistent from three months ended March 31, 2022 to the three months ended March 31, 2023.

Table of Contents	Alphabet Inc.
The increase in other cost of revenues from the three months ended March 31, 2022 to the three months ended March 31, 2023 was primarily due to increases in data center and other operations costs which includes $681 million of charges related to employee severance associated with the reduction of our workforce and our office space optimization efforts, partially offset by a reduction in depreciation expense due to the change in the estimated useful life of our servers and certain network equipment.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2022	2023
Research and development expenses	$9,119	$11,468
Research and development expenses as a percentage of revenues	13%	16%
R&D expenses increased $2.3 billion from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily driven by an increase in compensation expenses of $1.7 billion and an increase in facilities costs due to the $247 million in charges related to our office space optimization efforts. The $1.7 billion increase in compensation expenses was largely the result of a 14% increase in average headcount, after adjusting for roles affected by the reduction in workforce for the quarter ended March 31, 2023, and $835 million in employee severance charges associated with the reduction of our workforce, partially offset by the effect of the shift in timing of our annual employee stock-based compensation awards. Additionally, an increase in depreciation of $126 million includes the effect of the change in the estimated useful lives of our servers and network equipment.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2022	2023
Sales and marketing expenses	$5,825	$6,533
Sales and marketing expenses as a percentage of revenues	9%	9%
Sales and marketing expenses increased $708 million from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily driven by an increase in compensation expenses of $734 million, largely resulting from $445 million in employee severance charges associated with the reduction in our workforce and a 7% increase in average headcount, after adjusting for roles affected by the reduction in workforce for the quarter ended March 31, 2023, partially offset by the effect of the shift in timing of our annual employee stock-based compensation awards.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2022	2023
General and administrative expenses	$3,374	$3,759
General and administrative expenses as a percentage of revenues	5%	5%
General and administrative expenses increased $385 million from the three months ended March 31, 2022 to the three months ended March 31, 2023, primarily driven by an increase in compensation expenses of $293 million, largely resulting from $253 million in employee severance charges associated with the reduction in our workforce and an 6% increase in average headcount, after adjusting for roles affected by the reduction in workforce for the quarter ended March 31, 2023, partially offset by the effect of the shift in timing of our annual employee stock-based compensation awards.

Table of Contents	Alphabet Inc.
Segment Profitability
The following table presents segment operating income (loss) (in millions).

	Three Months Ended
	March 31,
	2022	2023
Operating income (loss):
Google Services	$21,973	$21,737
Google Cloud	(706)	191
Other Bets	(835)	(1,225)
Corporate costs, unallocated(1)	(338)	(3,288)
Total income from operations	$20,094	$17,415
(1)Hedging gains (losses) related to revenue included in unallocated corporate costs were $278 million and $84 million for the three months ended March 31, 2022 and 2023, respectively. For the three months ended March 31, 2023, unallocated corporate costs include charges related to the reductions in our workforce and office space totaling $2.5 billion.
Google Services
Google Services operating income decreased $236 million from the three months ended March 31, 2022 to the three months ended March 31, 2023. The decrease in operating income was primarily driven by an increase in compensation expenses, partially offset by the effect of the shift in timing of our annual employee stock-based compensation awards, a reduction in costs driven by the change in the estimated useful life of our servers and certain network equipment, and growth in revenues.
Google Cloud
Google Cloud operating income of $191 million for the three months ended March 31, 2023 compared to an operating loss of $706 million for the three months ended March 31, 2022 represents an increase of $897 million. The increase was primarily driven by revenue growth, partially offset by an increase in compensation expenses. Additionally, operating income benefited from a reduction in costs driven by the change in the estimated useful life of our servers and certain network equipment and the effect of the shift in timing of our annual employee stock-based compensation awards.
Other Bets
Other Bets operating loss increased $390 million from the three months ended March 31, 2022 to the three months ended March 31, 2023 due to a combination of factors none of which were individually significant.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions):

	Three Months Ended
	March 31,
	2022	2023
Other income (expense), net	$(1,160)	$790
Other income (expense), net, increased $2.0 billion from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to unrealized gains and losses on equity securities and changes in interest income. In the three months ended March 31, 2023, $797 million of interest income was recognized and $221 million and $51 million of net unrealized gains were recognized on non-marketable and marketable equity securities, respectively. In the three months ended March 31, 2022, $1.5 billion of net unrealized losses were recognized on marketable equity securities, partially offset by $460 million of net unrealized gains on non-marketable equity securities and $414 million of interest income.
See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Table of Contents	Alphabet Inc.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended
	March 31,
	2022	2023
Income before provision for income taxes	$18,934	$18,205
Provision for income taxes	$2,498	$3,154
Effective tax rate	13.2%	17.3%
The effective tax rate increased from the three months ended March 31, 2022 to the three months ended March 31, 2023, primarily driven by a decrease in the stock-based compensation-related tax benefit and proportionally less pre-tax earnings generated in countries that have lower statutory tax rates.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of March 31, 2023, we had $115.1 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents our cash flows (in millions):

	Three Months Ended
	March 31,
	2022	2023
Net cash provided by operating activities	$25,106	$23,509
Net cash used in investing activities	$(9,051)	$(2,946)
Net cash used in financing activities	$(16,214)	$(16,568)
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
Net cash provided by operating activities decreased from the three months ended March 31, 2022 to the three months ended March 31, 2023 due to increased cash payments for costs and expenses, partially offset by an increase in cash received from revenues.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities decreased from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to a decrease in purchases of property and equipment and a decrease in net purchases of and maturities and sales of marketable securities.

Table of Contents	Alphabet Inc.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to an increase in repurchases of stock partially offset by a decrease in net payments related to stock-based award activities.
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
During the three months ended March 31, 2022 and 2023, we spent $9.8 billion and $6.3 billion on capital expenditures, respectively. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. Land is not depreciated. For the three months ended March 31, 2022 and 2023, our depreciation and impairment expenses on property and equipment were $3.6 billion and $3.1 billion, respectively.
Leases
For the three months ended March 31, 2022 and 2023, we recognized total operating lease assets of $915 million and $1.1 billion, respectively. As of March 31, 2023, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 8.4 years, was $18.0 billion. As of March 31, 2023, we have entered into leases that have not yet commenced with future lease payments of $3.0 billion, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2023 and 2026 with non-cancelable lease terms of 1 to 25 years. As of March 31, 2023 our actions to optimize our office space did not affect our operating lease obligations.
For the three months ended March 31, 2022 and 2023, our operating lease expenses (including variable lease costs) were $880 million and $1.1 billion, respectively. Finance lease costs were not material for the three months ended March 31, 2022 and 2023.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2023, we had no commercial paper outstanding.
As of March 31, 2023, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2023 and $6.0 billion expiring in April 2026. In April 2023, we entered into a new $4.0 billion revolving credit facility expiring in April 2024 and we also terminated the existing $6.0 billion revolving credit facility expiring in April 2026 and entered into a new $6.0 billion revolving credit facility expiring in April 2028. The interest rates for all credit facilities are

Table of Contents	Alphabet Inc.
determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities.
As of March 31, 2023, we had senior unsecured notes outstanding with a total carrying value of $12.9 billion. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information on our debt.
We primarily utilize contract manufacturers for the assembly of our servers used in our technical infrastructure and hardware products we sell. We have agreements where we may purchase components directly from suppliers and then supply these components to contract manufacturers for use in the assembly of the servers and hardware products. Certain of these arrangements result in a portion of the cash received from and paid to the contract manufacturers to be presented as financing activities in the Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q.
Share Repurchase Program
In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. As of March 31, 2023, $13.1 billion remains available for Class A and Class C share repurchases. During the three months ended March 31, 2023, we repurchased and subsequently retired 157 million shares for $15.1 billion. Of the aggregate amount repurchased and subsequently retired, 21 million shares were Class A stock for $2.0 billion and 136 million shares were Class C stock for $13.1 billion.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. See Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
The U.S. Inflation Reduction Act of 2022 was enacted on August 16, 2022 and requires a one percent excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. We do not expect this provision to have a material effect on our consolidated financial statements.
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
Taxes
As of March 31, 2023, we had short-term and long-term income taxes payable of $1.6 billion and $4.2 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. We also have taxes payable of $5.5 billion primarily related to uncertain tax positions as of March 31, 2023. Additionally, we are currently evaluating the timing of our 2023 federal tax payments due to payment deferral relief made available by the Internal Revenue Service to taxpayers headquartered in designated counties affected by flooding in California.
Other
We expect the substantial majority of the $1.2 billion liability related to our January 2023 workforce reduction to be settled in fiscal year 2023, subject to local law and consultation requirements. See Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
See Part II, Item 7, "Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Table of Contents	Alphabet Inc.
Available Information
Our website is located at www.abc.xyz, and our investor relations website is located at www.abc.xyz/investor. Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, is available via a link through our investor relations website, free of charge, after we file or furnish them with the SEC and they are available on the SEC's website at www.sec.gov.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.     OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 9 “Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended March 31, 2023.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - 31	10,755	44,981	$93.98	$94.17	55,736	$22,877
February 1 - 28	3,820	41,996	$96.98	$95.84	45,816	$18,519
March 1 - 31	6,290	49,352	$100.21	$98.30	55,642	$13,077
Total	20,865	136,329			157,194
(1)    Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. See Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
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

ALPHABET INC.
April 25, 2023	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
April 25, 2023	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President and Principal Accounting Officer