Form 10-Q
period 2023-06-30
Alphabet Inc.
filed 2023-07-26
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 18, 2023, there were 5,933 million shares of Alphabet’s Class A stock outstanding, 875 million shares of Alphabet's Class B stock outstanding, and 5,801 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2023

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
•our expectation that we will continue to invest in our technical infrastructure;
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

Table of Contents	Alphabet Inc.
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
•our expectation that the change in estimated useful lives of servers and certain network equipment will have a favorable effect on our 2023 operating results;
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2022	As of June 30, 2023
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,879	$25,929
Marketable securities	91,883	92,403
Total cash, cash equivalents, and marketable securities	113,762	118,332
Accounts receivable, net	40,258	38,804
Inventory	2,670	2,231
Other current assets	8,105	9,421
Total current assets	164,795	168,788
Non-marketable securities	30,492	31,224
Deferred income taxes	5,261	9,357
Property and equipment, net	112,668	121,208
Operating lease assets	14,381	14,469
Intangible assets, net	2,084	1,966
Goodwill	28,960	29,210
Other non-current assets	6,623	6,822
Total assets	$365,264	$383,044
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,128	$5,313
Accrued compensation and benefits	14,028	11,260
Accrued expenses and other current liabilities	37,866	49,300
Accrued revenue share	8,370	7,990
Deferred revenue	3,908	3,846
Total current liabilities	69,300	77,709
Long-term debt	14,701	13,705
Deferred revenue, non-current	599	667
Income taxes payable, non-current	9,258	8,753
Deferred income taxes	514	558
Operating lease liabilities	12,501	12,746
Other long-term liabilities	2,247	1,765
Total liabilities	109,120	115,903
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,849 (Class A 5,964, Class B 883, Class C 6,002) and 12,629 (Class A 5,934, Class B 876, Class C 5,819) shares issued and outstanding	68,184	72,248
Accumulated other comprehensive income (loss)	(7,603)	(5,991)
Retained earnings	195,563	200,884
Total stockholders’ equity	256,144	267,141
Total liabilities and stockholders’ equity	$365,264	$383,044
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Revenues	$69,685	$74,604	$137,696	$144,391
Costs and expenses:
Cost of revenues	30,104	31,916	59,703	62,528
Research and development	9,841	10,588	18,960	22,056
Sales and marketing	6,630	6,781	12,455	13,314
General and administrative	3,657	3,481	7,031	7,240
Total costs and expenses	50,232	52,766	98,149	105,138
Income from operations	19,453	21,838	39,547	39,253
Other income (expense), net	(439)	65	(1,599)	855
Income before income taxes	19,014	21,903	37,948	40,108
Provision for income taxes	3,012	3,535	5,510	6,689
Net income	$16,002	$18,368	$32,438	$33,419

Basic net income per share of Class A, Class B, and Class C stock	$1.22	$1.45	$2.46	$2.63
Diluted net income per share of Class A, Class B, and Class C stock	$1.21	$1.44	$2.44	$2.61
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Net income	$16,002	$18,368	$32,438	$33,419
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,665)	235	(1,626)	831
Available-for-sale investments:
Change in net unrealized gains (losses)	(926)	(570)	(3,404)	296
Less: reclassification adjustment for net (gains) losses included in net income	233	198	381	490
Net change, net of income tax benefit (expense) of $227, $106, $860 and $(224)	(693)	(372)	(3,023)	786
Cash flow hedges:
Change in net unrealized gains (losses)	915	151	1,029	77
Less: reclassification adjustment for net (gains) losses included in net income	(336)	(5)	(585)	(82)
Net change, net of income tax benefit (expense) of $(113), $(11), $(69) and $19	579	146	444	(5)
Other comprehensive income (loss)	(1,779)	9	(4,205)	1,612
Comprehensive income	$14,223	$18,377	$28,233	$35,031
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended June 30, 2022
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	13,175	$62,832	$(4,049)	$195,221	$254,004
Stock issued	36	1	0	0	1
Stock-based compensation expense	0	4,823	0	0	4,823
Tax withholding related to vesting of restricted stock units and other	0	(2,434)	0	(1)	(2,435)
Repurchases of stock	(133)	(820)	0	(14,377)	(15,197)
Net income	0	0	0	16,002	16,002
Other comprehensive income (loss)	0	0	(1,779)	0	(1,779)
Balance as of June 30, 2022	13,078	$64,402	$(5,828)	$196,845	$255,419

	Six Months Ended June 30, 2022
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	13,242	$61,774	$(1,623)	$191,484	$251,635
Stock issued	67	8	0	0	8
Stock-based compensation expense	0	9,370	0	0	9,370
Tax withholding related to vesting of restricted stock units and other	0	(5,329)	0	(1)	(5,330)
Repurchases of stock	(231)	(1,421)	0	(27,076)	(28,497)
Net income	0	0	0	32,438	32,438
Other comprehensive income (loss)	0	0	(4,205)	0	(4,205)
Balance as of June 30, 2022	13,078	$64,402	$(5,828)	$196,845	$255,419

Table of Contents	Alphabet Inc.

	Three Months Ended June 30, 2023
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	12,722	$70,269	$(6,000)	$196,625	$260,894
Stock issued	38	0	0	0	0
Stock-based compensation expense	0	5,815	0	0	5,815
Tax withholding related to vesting of restricted stock units and other	0	(2,831)	0	0	(2,831)
Repurchases of stock	(131)	(1,005)	0	(14,109)	(15,114)
Net income	0	0	0	18,368	18,368
Other comprehensive income (loss)	0	0	9	0	9
Balance as of June 30, 2023	12,629	$72,248	$(5,991)	$200,884	$267,141

	Six Months Ended June 30, 2023
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	12,849	$68,184	$(7,603)	$195,563	$256,144
Stock issued	68	0	0	0	0
Stock-based compensation expense	0	11,128	0	0	11,128
Tax withholding related to vesting of restricted stock units and other	0	(4,924)	0	0	(4,924)
Repurchases of stock	(288)	(2,140)	0	(28,098)	(30,238)
Net income	0	0	0	33,419	33,419
Other comprehensive income (loss)	0	0	1,612	0	1,612
Balance as of June 30, 2023	12,629	$72,248	$(5,991)	$200,884	$267,141
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30,
	2022	2023
Operating activities
Net income	$32,438	$33,419
Adjustments:
Depreciation and impairment of property and equipment	7,289	6,339
Amortization and impairment of intangible assets	392	244
Stock-based compensation expense	9,286	11,058
Deferred income taxes	(4,237)	(4,269)
Loss (gain) on debt and equity securities, net	2,478	425
Other	202	650
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,395	1,506
Income taxes, net	(253)	8,520
Other assets	(1,621)	(1,259)
Accounts payable	(1,172)	14
Accrued expenses and other liabilities	(1,719)	(4,037)
Accrued revenue share	(942)	(418)
Deferred revenue	(8)	(17)
Net cash provided by operating activities	44,528	52,175
Investing activities
Purchases of property and equipment	(16,614)	(13,177)
Purchases of marketable securities	(50,199)	(35,589)
Maturities and sales of marketable securities	55,374	37,049
Purchases of non-marketable securities	(1,264)	(1,513)
Maturities and sales of non-marketable securities	125	181
Acquisitions, net of cash acquired, and purchases of intangible assets	(1,236)	(340)
Other investing activities	576	(357)
Net cash used in investing activities	(13,238)	(13,746)
Financing activities
Net payments related to stock-based award activities	(5,180)	(4,725)
Repurchases of stock	(28,497)	(29,526)
Proceeds from issuance of debt, net of costs	29,228	8,050
Repayments of debt	(29,582)	(8,207)
Proceeds from sale of interest in consolidated entities, net	0	5
Net cash used in financing activities	(34,031)	(34,403)
Effect of exchange rate changes on cash and cash equivalents	(268)	24
Net increase (decrease) in cash and cash equivalents	(3,009)	4,050
Cash and cash equivalents at beginning of period	20,945	21,879
Cash and cash equivalents at end of period	$17,936	$25,929
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Change in Accounting Estimate
In January 2023, we completed an assessment of the useful lives of our servers and network equipment and adjusted the estimated useful life of our servers from four years to six years and the estimated useful life of certain network equipment from five years to six years. This change in accounting estimate was effective beginning in fiscal year 2023. Based on the carrying value of servers and certain network equipment as of December 31, 2022, and those placed in service during the six months ended June 30, 2023, the effect of this change in estimate was a reduction in depreciation expense of $966 million and $2.0 billion and an increase in net income of $752 million and $1.5 billion, or $0.06 and $0.12 per basic and $0.06 and $0.12 per diluted share, for the three and six months ended June 30, 2023, respectively.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Google Search & other	$40,689	$42,628	$80,307	$82,987
YouTube ads	7,340	7,665	14,209	14,358
Google Network	8,259	7,850	16,433	15,346
Google advertising	56,288	58,143	110,949	112,691
Google other	6,553	8,142	13,364	15,555
Google Services total	62,841	66,285	124,313	128,246
Google Cloud	6,276	8,031	12,097	15,485
Other Bets	193	285	633	573
Hedging gains (losses)	375	3	653	87
Total revenues	$69,685	$74,604	$137,696	$144,391
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2023		2022		2023
United States	$32,727	47%	$35,073	47%	$64,460	47%	$67,937	47%
EMEA(1)	20,533	29	22,289	30	40,850	30	43,367	30
APAC(1)	11,710	17	12,728	17	23,551	17	24,409	17
Other Americas(1)	4,340	6	4,511	6	8,182	6	8,591	6
Hedging gains (losses)	375	1	3	0	653	0	87	0
Total revenues	$69,685	100%	$74,604	100%	$137,696	100%	$144,391	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of June 30, 2023, we had $60.6 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Our revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenue. The amount and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services, which could affect our estimate of revenue backlog and when we expect to recognize such as revenue. We expect to recognize approximately half of the revenue backlog as revenues over the next 24 months with the remaining to be recognized thereafter. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google other. Total deferred revenue as of December 31, 2022 was $4.5 billion, of which $2.1 billion was recognized as revenues during the six months ended June 30, 2023.

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
The following tables summarize our cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

		As of December 31, 2022
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$5,297	$0	$0	$5,297	$5,293	$4
Government bonds	Level 2	41,036	64	(2,045)	39,055	283	38,772
Corporate debt securities	Level 2	28,578	8	(1,569)	27,017	1	27,016
Mortgage-backed and asset-backed securities	Level 2	16,176	5	(1,242)	14,939	0	14,939
Total investments with fair value change reflected in other comprehensive income(1)		$91,087	$77	$(4,856)	$86,308	$5,577	$80,731
Fair value adjustments recorded in net income
Money market funds	Level 1				$7,234	$7,234	$0
Current marketable equity securities(2)	Level 1				4,013	0	4,013
Mutual funds	Level 2				339	0	339
Government bonds	Level 2				1,877	440	1,437
Corporate debt securities	Level 2				3,744	65	3,679
Mortgage-backed and asset-backed securities	Level 2				1,686	2	1,684
Total investments with fair value change recorded in net income					$18,893	$7,741	$11,152
Cash					0	8,561	0
Total		$91,087	$77	$(4,856)	$105,201	$21,879	$91,883
(1)Represents gross unrealized gains and losses for debt securities recorded to accumulated other comprehensive income (AOCI).
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $803 million as of December 31, 2022 is included within other non-current assets.

Table of Contents	Alphabet Inc.

		As of June 30, 2023
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$2,913	$0	$0	$2,913	$2,913	$0
Government bonds	Level 2	45,339	49	(1,588)	43,800	2,481	41,319
Corporate debt securities	Level 2	23,480	8	(1,162)	22,326	0	22,326
Mortgage-backed and asset-backed securities	Level 2	18,047	4	(1,092)	16,959	0	16,959
Total investments with fair value change reflected in other comprehensive income(1)		$89,779	$61	$(3,842)	$85,998	$5,394	$80,604
Fair value adjustments recorded in net income
Money market funds	Level 1				$9,472	$9,472	$0
Current marketable equity securities(2)	Level 1				4,088	0	4,088
Mutual funds	Level 2				315	0	315
Government bonds	Level 2				2,158	546	1,612
Corporate debt securities	Level 2				3,831	2	3,829
Mortgage-backed and asset-backed securities	Level 2				1,955	0	1,955
Total investments with fair value change recorded in net income					$21,819	$10,020	$11,799
Cash					0	10,515	0
Total		$89,779	$61	$(3,842)	$107,817	$25,929	$92,403
(1)Represents gross unrealized gains and losses for debt securities recorded to AOCI.
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $892 million as of June 30, 2023 is included within other non-current assets
Investments Measured at Fair Value on a Nonrecurring Basis
Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3.
As of June 30, 2023 the carrying value of our non-marketable equity securities was $29.1 billion, of which $1.5 billion were remeasured at fair value during the three months ended June 30, 2023 and primarily classified as Level 3.

Table of Contents	Alphabet Inc.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of June 30, 2023
Due in 1 year or less	$15,403
Due in 1 year through 5 years	43,749
Due in 5 years through 10 years	15,162
Due after 10 years	13,686
Total	$88,000
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$21,039	$(1,004)	$13,438	$(1,041)	$34,477	$(2,045)
Corporate debt securities	11,228	(440)	15,125	(1,052)	26,353	(1,492)
Mortgage-backed and asset-backed securities	7,725	(585)	6,964	(657)	14,689	(1,242)
Total	$39,992	$(2,029)	$35,527	$(2,750)	$75,519	$(4,779)

	As of June 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$19,195	$(580)	$13,976	$(1,008)	$33,171	$(1,588)
Corporate debt securities	3,915	(69)	17,573	(1,008)	21,488	(1,077)
Mortgage-backed and asset-backed securities	6,352	(153)	10,095	(939)	16,447	(1,092)
Total	$29,462	$(802)	$41,644	$(2,955)	$71,106	$(3,757)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. The following table summarizes gains and losses for debt securities, reflected as a component of other income (expense), net (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Unrealized gain (loss) on fair value option debt securities	$(367)	$(24)	$(569)	$121
Gross realized gain on debt securities	29	28	69	85
Gross realized loss on debt securities	(368)	(303)	(639)	(795)
(Increase) decrease in allowance for credit losses	(84)	(5)	(18)	(8)
Total gain (loss) on debt securities recognized in other income (expense), net	$(790)	$(304)	$(1,157)	$(597)

Table of Contents	Alphabet Inc.
Equity Investments
The carrying value of equity securities is measured as the total initial cost plus the cumulative net gain (loss). Our share of gains and losses, including impairments, are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2022			As of June 30, 2023
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$5,764	$16,157	$21,921	$5,647	$17,261	$22,908
Cumulative net gain (loss)(1)	(608)	12,372	11,764	(352)	11,868	11,516
Carrying value	$5,156	$28,529	$33,685	$5,295	$29,129	$34,424
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $16.8 billion gains and $4.5 billion losses (including impairments) as of December 31, 2022 and $17.8 billion gains and $5.9 billion losses (including impairments) as of June 30, 2023.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in other income (expense), net are summarized below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Realized net gain (loss) on equity securities sold during the period	$26	$87	$(230)	$292
Unrealized net gain (loss) on marketable equity securities	(1,188)	397	(2,462)	349
Unrealized net gain (loss) on non-marketable equity securities(1)	911	(689)	1,371	(469)
Total gain (loss) on equity securities in other income (expense), net	$(251)	$(205)	$(1,321)	$172
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $2.2 billion and $75 million of upward adjustments and $1.3 billion and $789 million of downward adjustments (including impairments) for three months ended June 30, 2022 and 2023, respectively, and $3.0 billion and $989 million of upward adjustments and $1.6 billion and $1.5 billion of downward adjustments (including impairments) for the six months ended June 30, 2022 and 2023, respectively.
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

	Equity Securities Sold
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Total sale price	$645	$427	$1,335	$739
Total initial cost	168	156	428	367
Cumulative net gain (loss)	$477	$271	$907	$372

Table of Contents	Alphabet Inc.
Equity Securities Accounted for Under the Equity Method
As of December 31, 2022 and June 30, 2023 equity securities accounted for under the equity method had a carrying value of approximately $1.5 billion for both periods. Our share of gains and losses, including impairments, are included as a component of other income (expense), net, in the Consolidated Statements of Income. See Note 6 for further details on other income (expense), net.
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
As of June 30, 2023 the net accumulated gain on our foreign currency cash flow hedges before tax effect was $24 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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

Table of Contents	Alphabet Inc.
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2022	As of June 30, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$15,972	$15,823
Fair value hedges	$2,117	$1,472
Net investment hedges	$8,751	$9,371
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$34,979	$34,185
Other contracts	$7,932	$9,133
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2022		As of June 30, 2023
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$271	$556	$228	$201
Derivatives not designated as hedging instruments:
Foreign exchange contracts	365	207	130	136
Other contracts	40	47	39	67
Total derivatives not designated as hedging instruments	405	254	169	203
Total	$676	$810	$397	$404
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
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Derivatives in cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$1,131	$77	$1,266	$(61)
Amount excluded from the assessment of effectiveness	(39)	80	(54)	127
Derivatives in net investment hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	509	(59)	658	(274)
Total	$1,601	$98	$1,870	$(208)

Table of Contents	Alphabet Inc.
 The table below presents the gains (losses) of our derivatives on the Consolidated Statements of Income: (in millions):

	Gains (Losses) Recognized in Income
	Three Months Ended
	June 30,
	2022		2023
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts in the Consolidated Statements of Income	$69,685	$(439)	$74,604	$65

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$400	$0	$(2)	$0
Amount excluded from the assessment of effectiveness (amortized)	(24)	0	6	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	(136)	0	22
Derivatives designated as hedging instruments	0	136	0	(22)
Amount excluded from the assessment of effectiveness	0	2	0	5
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	28	0	72
Effect of non designated hedges:
Foreign exchange contracts	0	(149)	0	124
Other contracts	0	86	0	(4)
Total gains (losses)	$376	$(33)	$4	$197

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Six Months Ended
	June 30,
	2022		2023
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts in the Consolidated Statements of Income	$137,696	$(1,599)	$144,391	$855

Effect of cash flow hedges:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$697	$0	$86	$0
Amount excluded from the assessment of effectiveness (amortized)	(43)	0	2	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	(123)	0	54
Derivatives designated as hedging instruments	0	124	0	(54)
Amount excluded from the assessment of effectiveness	0	3	0	10
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	40	0	123
Effect of non designated hedges:
Foreign exchange contracts	0	(396)	0	154
Other Contracts	0	124	0	(1)
Total gains (losses)	$654	$(228)	$88	$286
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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$760	$(84)	$676	$(463)	$(132)	$81
Derivatives liabilities	$894	$(84)	$810	$(463)	$(28)	$319

Table of Contents	Alphabet Inc.

	As of June 30, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$444	$(47)	$397	$(138)	$(226)	$33
Derivatives liabilities	$451	$(47)	$404	$(138)	$(34)	$232
(1)The balances as of December 31, 2022 and June 30, 2023 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Variable Interest Entities (VIE)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2022 and June 30, 2023, assets that can only be used to settle obligations of these VIEs were $4.1 billion and $3.1 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.6 billion for both periods. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.8 billion and $3.6 billion as of December 31, 2022 and June 30, 2023, respectively, of which $1.1 billion is redeemable noncontrolling interest (RNCI) for both periods. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 6 for further details on OI&E.
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
The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. We have determined that the single source of our exposure to these VIEs is our capital investments in them. The carrying value and maximum exposure of these unconsolidated VIEs were $2.7 billion and $2.8 billion, respectively, as of December 31, 2022 and $3.0 billion and $3.0 billion, respectively, as of June 30, 2023.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2022 and June 30, 2023.
Our short-term debt balance also includes the current portion of certain long-term debt.

Table of Contents	Alphabet Inc.
Long-Term Debt
Total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2022	As of June 30, 2023
Debt
2014-2020 Notes issuances	2024 - 2060	0.45% - 3.38%	0.57% - 3.38%	$13,000	$13,000
Future finance lease payments, net and other (1)				2,142	2,159
Total debt				15,142	15,159
Unamortized discount and debt issuance costs				(143)	(137)
Less: Current portion of long-term notes(2)				0	(999)
Less: Current portion future finance lease payments, net and other current debt(1)(2)				(298)	(318)
Total long-term debt				$14,701	$13,705
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
The total estimated fair value of the outstanding notes was approximately $9.9 billion and $10.1 billion as of December 31, 2022 and June 30, 2023, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2023, we had $10.0 billion of revolving credit facilities of which $4.0 billion expires in April 2024 and $6.0 billion expires in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2022 and June 30, 2023.
Note 6. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $754 million and $836 million as of December 31, 2022 and June 30, 2023, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2022	As of June 30, 2023
Land and buildings	$66,897	$68,890
Information technology assets	66,267	71,592
Construction in progress	27,657	32,019
Leasehold improvements	10,575	11,286
Furniture and fixtures	314	338
Property and equipment, gross	171,710	184,125
Less: accumulated depreciation	(59,042)	(62,917)
Property and equipment, net	$112,668	$121,208

Table of Contents	Alphabet Inc.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2022	As of June 30, 2023
European Commission fines(1)	$9,106	$9,446
Income taxes payable, net(2)	1,632	10,870
Accrued customer liabilities	3,619	3,498
Accrued purchases of property and equipment	3,019	3,380
Current operating lease liabilities	2,477	2,663
Other accrued expenses and current liabilities	18,013	19,443
Accrued expenses and other current liabilities	$37,866	$49,300
(1)    While each EC decision is under appeal, the fines are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets, as we provided bank guarantees (in lieu of a cash payment) for the fines. Amounts include the effects of foreign exchange and interest. See Note 9 for further details.
(2)     Income taxes payable, net as of the quarter ended June 30, 2023 includes balances related to the 2023 Internal Revenue Service (IRS) payment deferral relief made available to taxpayers headquartered in designated counties in California.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2021	$(2,306)	$236	$447	$(1,623)
Other comprehensive income (loss) before reclassifications	(1,626)	(3,404)	1,083	(3,947)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(54)	(54)
Amounts reclassified from AOCI	0	381	(585)	(204)
Other comprehensive income (loss)	(1,626)	(3,023)	444	(4,205)
Balance as of June 30, 2022	$(3,932)	$(2,787)	$891	$(5,828)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2022	$(4,142)	$(3,477)	$16	$(7,603)
Other comprehensive income (loss) before reclassifications	831	296	(50)	1,077
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	127	127
Amounts reclassified from AOCI	0	490	(82)	408
Other comprehensive income (loss)	831	786	(5)	1,612
Balance as of June 30, 2023	$(3,311)	$(2,691)	$11	$(5,991)

Table of Contents	Alphabet Inc.
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2022	2023	2022	2023
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(299)	$(254)	$(489)	$(628)
	Benefit (provision) for income taxes	66	56	108	138
	Net of income tax	(233)	(198)	(381)	(490)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	400	(2)	697	86
Interest rate contracts	Other income (expense), net	1	1	3	3
	Benefit (provision) for income taxes	(65)	6	(115)	(7)
	Net of income tax	336	5	585	82
Total amount reclassified, net of income tax		$103	$(193)	$204	$(408)
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Interest income	$486	$892	$900	$1,689
Interest expense(1)	(83)	(43)	(166)	(123)
Foreign currency exchange gain (loss), net	(260)	(268)	(333)	(478)
Gain (loss) on debt securities, net	(790)	(304)	(1,157)	(597)
Gain (loss) on equity securities, net	(251)	(205)	(1,321)	172
Performance fees	318	5	551	123
Income (loss) and impairment from equity method investments, net	(118)	(106)	(207)	(157)
Other	259	94	134	226
Other income (expense), net	$(439)	$65	$(1,599)	$855
(1)Interest expense is net of interest capitalized of $37 million and $47 million for the three months ended June 30, 2022 and 2023, respectively, and $71 million and $87 million for the six months ended June 30, 2022 and 2023, respectively.

Table of Contents	Alphabet Inc.
Note 7. Workforce Reduction and Other Initiatives
We have a company-wide effort underway to re-engineer our cost base. As part of this program, in January 2023, we announced a reduction of our workforce. As a result, total employee severance and related charges recorded during the six months ended June 30, 2023 were $2.0 billion, of which $2.0 billion and $1 million were recorded during the three months ended March 31, 2023 and June 30, 2023, respectively.
In addition, we are taking actions to optimize our global office space. As a result, total charges recorded during the six months ended June 30, 2023 were $633 million, of which $564 million and $69 million were recorded during the three months ended March 31, 2023 and June 30, 2023, respectively. We may incur additional charges in the future as we further evaluate our real estate needs.
These severance and office space charges are included within our consolidated statements of income as follows (in millions):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Severance and Related (1)	Office Space	Total	Severance and Related (1)	Office Space	Total
Cost of revenues	$(1)	$20	$19	$460	$240	$700
Research and development	(3)	14	11	832	261	1,093
Sales and marketing	(1)	23	22	444	58	502
General and administrative	6	12	18	259	74	333
Total charges	$1	$69	$70	$1,995	$633	$2,628
(1)Severance includes amounts to be settled in cash, accounted for as one-time involuntary employee termination benefits, and stock based compensation
For segment reporting, the substantial majority of these charges are included within unallocated corporate costs in our segment results.
For the six months ended June 30, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows (in millions):

Severance and Related
Balance as of December 31, 2022	$0
Charges(1)	1,566
Cash payments	(1,423)
Balance as of June 30, 2023(2)	$143
(1)Excludes non-cash stock-based compensation of $429 million.
(2)Included in Accrued compensation and benefits on the consolidated balance sheets.
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2022	$20,847	$7,205	$908	$28,960
Acquisitions	240	0	0	240
Foreign currency translation and other adjustments	37	1	(28)	10
Balance as of June 30, 2023	$21,124	$7,206	$880	$29,210

Table of Contents	Alphabet Inc.
Other Intangible Assets
Information regarding intangible assets was as follows (in millions):

	As of December 31, 2022			As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$1,164	$354	$810	$1,181	$420	$761
Customer relationships	862	235	627	884	306	578
Trade names and other	527	120	407	536	145	391
Total definite-lived intangible assets	2,553	709	1,844	2,601	871	1,730
Indefinite-lived intangible assets	240	0	240	236	0	236
Total intangible assets	$2,793	$709	$2,084	$2,837	$871	$1,966
Amortization expense relating to intangible assets was $201 million and $118 million for the three months ended June 30, 2022 and 2023, respectively, and $392 million and $244 million for the six months ended June 30, 2022 and 2023, respectively.
Expected amortization expense of definite-lived intangible assets held as of June 30, 2023 was as follows (in millions):

Remainder of 2023	$239
2024	468
2025	338
2026	261
2027	176
Thereafter	248
Total	$1,730
Note 9. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $11.5 billion as of June 30, 2023, of which the majority is paid over seven years ending in the first quarter of 2030.
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
As of June 30, 2023, we did not have any material indemnification claims that were probable or reasonably possible.

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
Certain outstanding matters seek speculative, substantial or indeterminate monetary amounts, substantial changes to our business practices and products, or structural remedies. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of a loss related to such matters, and we may be unable to estimate the reasonably possible loss or range of losses. The outcomes of outstanding legal matters are inherently unpredictable and subject to significant uncertainties, and could, either individually or in aggregate, have a material adverse effect.
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
From time to time we are subject to formal and informal inquiries and investigations on various competition matters by regulatory authorities in the U.S., Europe, and other jurisdictions globally. For example:

•In August 2019, we began receiving civil investigative demands from the U.S. Department of Justice (DOJ) requesting information and documents relating to our prior antitrust investigations and certain aspects of our business. The DOJ and a number of state Attorneys General filed a lawsuit in the U.S. District Court for the District of Columbia on October 20, 2020 alleging that Google violated U.S. antitrust laws relating to Search and Search advertising, and a trial is scheduled for September 2023. Further, in June 2022, the Australian Competition and Consumer Commission (ACCC) and the United Kingdom's Competition and Markets Authority (CMA) each opened an investigation into Search distribution practices.

•On December 16, 2020, a number of state Attorneys General filed an antitrust complaint in the U.S. District Court for the Eastern District of Texas, alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology. Additionally, on January 24, 2023, the DOJ, along with a number of state Attorneys General, filed an antitrust complaint in the U.S. District Court for the Eastern District of Virginia alleging that Google’s digital advertising technology products violate U.S. antitrust laws, and on April 17, 2023, a number of additional state Attorneys General joined the complaint. The EC, the CMA, and the ACCC each opened a formal investigation into Google's advertising technology business practices on June 22, 2021, May 25, 2022, and June 29, 2022, respectively. On June 14, 2023,

Table of Contents	Alphabet Inc.
the EC issued a Statement of Objections (SO) informing Google of its preliminary view that Google violated European antitrust laws relating to its advertising technology. We will respond to the SO by December 31, 2023.

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
Note 10. Stockholders' Equity
Share Repurchases
In the three and six months ended June 30, 2023, we repurchased $15.1 billion and $30.2 billion, respectively, of Alphabet's Class A and Class C shares.
In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. The repurchases from the April 2022 authorization were completed during the second quarter of 2023. In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of June 30, 2023, $68.1 billion remains available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Shares	Amount	Shares	Amount
Class A share repurchases	17	$1,908	37	$3,919
Class C share repurchases	114	13,206	251	26,319
Total share repurchases(1)	131	$15,114	288	$30,238
(1)    Shares repurchased include unsettled repurchases as of June 30, 2023.
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
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended June 30,
	2022			2023
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$7,329	$1,081	$7,592	$8,600	$1,275	$8,493
Denominator
Number of shares used in per share computation	6,015	887	6,231	5,931	879	5,858
Basic net income per share	$1.22	$1.22	$1.22	$1.45	$1.45	$1.45
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$7,329	$1,081	$7,592	$8,600	$1,275	$8,493
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,081	0	0	1,275	0	0
Reallocation of undistributed earnings	(68)	(9)	68	(75)	(10)	75
Allocation of undistributed earnings	$8,342	$1,072	$7,660	$9,800	$1,265	$8,568
Denominator
Number of shares used in basic computation	6,015	887	6,231	5,931	879	5,858
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	887	0	0	879	0	0
Restricted stock units and other contingently issuable shares	0	0	106	0	0	96
Number of shares used in per share computation	6,902	887	6,337	6,810	879	5,954
Diluted net income per share	$1.21	$1.21	$1.21	$1.44	$1.44	$1.44

Table of Contents	Alphabet Inc.

	Six Months Ended June 30,
	2022			2023
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$14,812	$2,190	$15,436	$15,597	$2,311	$15,511
Denominator
Number of shares used in per share computation	6,013	889	6,266	5,939	880	5,906
Basic net income per share	$2.46	$2.46	$2.46	$2.63	$2.63	$2.63
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$14,812	$2,190	$15,436	$15,597	$2,311	$15,511
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	2,190	0	0	2,311	0	0
Reallocation of undistributed earnings	(162)	(21)	162	(96)	(12)	96
Allocation of undistributed earnings	$16,840	$2,169	$15,598	$17,812	$2,299	$15,607
Denominator
Number of shares used in basic computation	6,013	889	6,266	5,939	880	5,906
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	889	0	0	880	0	0
Restricted stock units and other contingently issuable shares	0	0	127	0	0	69
Number of shares used in per share computation	6,902	889	6,393	6,819	880	5,975
Diluted net income per share	$2.44	$2.44	$2.44	$2.61	$2.61	$2.61
For the periods presented above, the net income per share amounts are the same for Class A, Class B, and Class C stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended June 30, 2022 and 2023, total stock-based compensation (SBC) expense was $4.9 billion and $5.4 billion, including amounts associated with awards we expect to settle in Alphabet stock of $4.6 billion and $5.6 billion, respectively. For the six months ended June 30, 2022 and 2023, total SBC expense was $9.4 billion and $10.7 billion, including amounts associated with awards we expect to settle in Alphabet stock of $9.0 billion and $10.7 billion, respectively.
During the six months ended June 30, 2023, total SBC expense includes $429 million associated with workforce reduction costs, of which $412 million and $17 million were recorded during the three months ended March 31, 2023 and June 30, 2023, respectively. See Note 7 for further information.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs) for the six months ended June 30, 2023 (in millions, except per share amounts):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	324	$107.98
Granted	246	$95.30
Vested	(109)	$99.65
Forfeited/canceled	(19)	$108.30
Unvested as of June 30, 2023	442	$102.97

Table of Contents	Alphabet Inc.
As of June 30, 2023, there was $43.6 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years.
Note 13. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Income before provision for income taxes	$19,014	$21,903	$37,948	$40,108
Provision for income taxes	$3,012	$3,535	$5,510	$6,689
Effective tax rate	15.8%	16.1%	14.5%	16.7%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $7.1 billion and $8.8 billion as of December 31, 2022 and June 30, 2023, respectively, of which $5.3 billion and $6.7 billion, if recognized, would affect our effective tax rate, respectively.
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
As announced on April 20, 2023, we brought together part of Google Research (the Brain team) and DeepMind to significantly accelerate our progress in artificial intelligence (AI). The group, called Google DeepMind, is reported within Alphabet's unallocated corporate costs prospectively beginning in the second quarter of 2023. Previously, the Brain team was included within Google Services.
Certain costs are not allocated to our segments because they represent Alphabet-level activities. These costs primarily include AI-focused shared R&D activities; corporate initiatives such as our philanthropic activities; corporate shared costs such as certain finance, human resource, and legal costs, including certain fines and settlements. Charges associated with reductions in our workforce and office space announced in January 2023 are not allocated to our segments. Additionally, hedging gains (losses) related to revenue are not allocated to our segments.
Our operating segments are not evaluated using asset information.

Table of Contents	Alphabet Inc.
The following table presents information about our segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Revenues:
Google Services	$62,841	$66,285	$124,313	$128,246
Google Cloud	6,276	8,031	12,097	15,485
Other Bets	193	285	633	573
Hedging gains (losses)	375	3	653	87
Total revenues	$69,685	$74,604	$137,696	$144,391

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Operating income (loss):
Google Services	$21,621	$23,454	$43,594	$45,191
Google Cloud	(590)	395	(1,296)	586
Other Bets	(1,339)	(813)	(2,174)	(2,038)
Corporate costs, unallocated	(239)	(1,198)	(577)	(4,486)
Total income from operations	$19,453	$21,838	$39,547	$39,253
For revenues by geography, see Note 2.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2022	As of June 30, 2023
Long-lived assets:
United States	$93,565	$99,714
International	33,484	35,963
Total long-lived assets	$127,049	$135,677

Table of Contents	Alphabet Inc.
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
Executive Overview
The following table summarizes our consolidated financial results (in millions, except per share information and percentages):

	Three Months Ended
	June 30,
	2022	2023	$ Change	% Change
Consolidated revenues	$69,685	$74,604	$4,919	7%
Change in consolidated constant currency revenues(1)				9%

Cost of revenues	$30,104	$31,916	$1,812	6%
Operating expenses	$20,128	$20,850	$722	4%

Operating income	$19,453	$21,838	$2,385	12%
Operating margin	28%	29%		1%

Other income (expense), net	$(439)	$65	$504	NM

Net Income	$16,002	$18,368	$2,366	15%
Diluted EPS	$1.21	$1.44	$0.23	19%
NM = Not Meaningful
(1)    See "Use of Non-GAAP Constant Currency Measures" below for details relating to our use of constant currency information.
•Revenues were $74.6 billion, an increase of 7% year over year, primarily driven by an increase in Google Services revenues of $3.4 billion, or 5%, and an increase in Google Cloud revenues of $1.8 billion, or 28%.
•Total constant currency revenues, which exclude the effect of hedging, increased 9% year over year.
•Cost of revenues was $31.9 billion, an increase of 6% year over year, primarily driven by an increase in content acquisition costs and hardware costs. An overall increase in data center and other operations costs was partially offset by a reduction in depreciation expense due to the change in estimated useful lives of our servers and certain network equipment.
•Operating expenses were $20.9 billion, an increase of 4% year over year, primarily driven by an increase in compensation expenses largely due to headcount growth, partially offset by a reduction in valuation-based compensation liabilities related to certain Other Bets. Additionally, operating expenses benefited from a reduction in depreciation expense due to the change in the estimated useful lives of our servers and certain network equipment.
Other Information
•In January 2023, we announced a reduction of our workforce, and as a result we recorded employee severance and related charges of $2.0 billion for the six months ended June 30, 2023. In addition, we are taking actions to optimize our global office space. As a result, total charges recorded during the six months ended June 30, 2023 were $633 million, of which $564 million and $69 million were recorded during the three months ended March 31, 2023 and June 30, 2023, respectively. We may incur additional charges in

Table of Contents	Alphabet Inc.
the future as we further evaluate our real estate needs. For additional information, see Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•In January 2023, we completed an assessment of the useful lives of our servers and network equipment, resulting in a change in the estimated useful life of our servers and certain network equipment to six years. The effect of this change was a reduction in depreciation expense of $966 million and $2.0 billion for the three and six months ended June 30, 2023, respectively, recognized primarily in cost of revenues and R&D expenses. For additional information, see Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Repurchases of Class A and Class C shares were $15.1 billion for the three months ended June 30, 2023. See Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•Operating cash flow was $28.7 billion for the three months ended June 30, 2023, and was affected by the 2023 IRS payment deferral relief made available to tax payers headquartered in designated counties in California.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $6.9 billion for the three months ended June 30, 2023.
•As of June 30, 2023, we had 181,798 employees. The substantial majority of the employees affected by the reduction of our workforce are no longer included in our headcount as of June 30, 2023. We expect most of the remaining employees affected will no longer be reflected in our headcount by the end of 2023, subject to local law and consultation requirements.

Table of Contents	Alphabet Inc.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Google Search & other	$40,689	$42,628	$80,307	$82,987
YouTube ads	7,340	7,665	14,209	14,358
Google Network	8,259	7,850	16,433	15,346
Google advertising	56,288	58,143	110,949	112,691
Google other	6,553	8,142	13,364	15,555
Google Services total	62,841	66,285	124,313	128,246
Google Cloud	6,276	8,031	12,097	15,485
Other Bets	193	285	633	573
Hedging gains (losses)	375	3	653	87
Total revenues	$69,685	$74,604	$137,696	$144,391
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $1.9 billion and $2.7 billion from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023, respectively. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery. Additionally, growth was adversely affected by changes in foreign currency exchange rates for the six months ended June 30, 2023 and, to a lesser extent, for the three months ended June 30, 2023.
YouTube ads
YouTube ads revenues increased $325 million and $149 million from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023, respectively. The growth was driven by our brand advertising products followed by our direct response advertising products, both of which benefited from increased spending by our advertisers. Additionally, growth was adversely affected by changes in foreign currency exchange rates for the six months ended June 30, 2023 and, to a lesser extent, for the three months ended June 30, 2023.
Google Network
Google Network revenues decreased $409 million and $1.1 billion from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023, respectively, primarily driven by a decrease in Google Ad Manager and AdSense revenues. Additionally, Google Network revenues were adversely affected by changes in foreign currency exchange rates for the six months ended June 30, 2023 and, to a lesser extent, for the three months ended June 30, 2023.
Monetization Metrics
Paid clicks and cost-per-click
The following table presents year-over-year changes in paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Paid clicks change	8%	8%
Cost-per-click change	(3)%	(5)%

Table of Contents	Alphabet Inc.
Paid clicks increased from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023 driven by a number of interrelated factors, including an increase in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and ongoing product and policy changes.
Cost-per-click decreased from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023 driven by a number of interrelated factors including changes in device mix, geographic mix, advertiser spending, ongoing product and policy changes, and property mix. Additionally, cost-per-click was adversely affected by changes in foreign currency exchange rates for the six months ended June 30, 2023 and, to a lesser extent, for the three months ended June 30, 2023.
Impressions and cost-per-impression
The following table presents year-over-year changes in impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Impressions change	0%	(2)%
Cost-per-impression change	(5)%	(5)%
Impressions were relatively unchanged from the three months ended June 30, 2022 to the three months ended June 30, 2023, as an increase in AdMob was largely offset by decreases in AdSense and Google Ad Manager. The decrease in cost-per-impression from the three months ended June 30, 2022 to the three months ended June 30, 2023 was driven by a number of interrelated factors including ongoing product and policy changes, changes in device mix, geographic mix, product mix, and property mix, as well as the adverse effect of changes in foreign currency exchange rates.
Impressions decreased from the six months ended June 30, 2022 to the six months ended June 30, 2023 driven by decreases in Google Ad Manager and AdSense, partially offset by an increase in AdMob. The decrease in cost-per-impression from the six months ended June 30, 2022 to the six months ended June 30, 2023 was driven by a number of interrelated factors including ongoing product and policy changes, changes in device mix, geographic mix, product mix, and property mix, as well as the adverse effect of changes in foreign currency exchange rates.
Google other revenues
Google other revenues increased $1.6 billion and $2.2 billion from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023 primarily driven by growth in YouTube non-advertising, largely due to an increase in paid subscribers, and growth in hardware, due to increased sales of Pixel devices, in large part due to product launch timing. Additionally, growth was adversely affected by changes in foreign currency exchange rates for the six months ended June 30, 2023 and, to a lesser extent, for the three months ended June 30, 2023.
Google Cloud
Google Cloud revenues increased $1.8 billion and $3.4 billion from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023, respectively. Growth was primarily driven by Google Cloud Platform followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in Google Cloud Platform.

Table of Contents	Alphabet Inc.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
United States	47%	47%	47%	47%
EMEA	29%	30%	30%	30%
APAC	17%	17%	17%	17%
Other Americas	6%	6%	6%	6%
Hedging gains (losses)	1%	0%	0%	0%
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
The effect of currency exchange rates on our business is an important factor in understanding period-to-period comparisons. We use non-GAAP constant currency revenues ("constant currency revenues") and non-GAAP percentage change in constant currency revenues ("percentage change in constant currency revenues") for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe the presentation of results on a constant currency basis in addition to GAAP results helps improve the ability to understand our performance, because it excludes the effects of foreign currency volatility that are not indicative of our core operating results.
Constant currency information compares results between periods as if exchange rates had remained constant period over period. We define constant currency revenues as revenues excluding the effect of foreign currency exchange rate movements ("FX Effect") as well as hedging activities, which are recognized at the consolidated level. We use constant currency revenues to determine the constant currency revenue percentage change on a year-on-year basis. Constant currency revenues are calculated by translating current period revenues using prior year comparable period exchange rates, as well as excluding any hedging effects realized in the current period.
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

Table of Contents	Alphabet Inc.
The following table presents the foreign currency exchange effect on international revenues and total revenues (in millions, except percentages):

			Three Months Ended June 30, 2023
					% Change from Prior Period
	Three Months Ended June 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2022	2023
United States	$32,727	$35,073	$0	$35,073	7%		0%	7%
EMEA	20,533	22,289	(275)	22,564	9%		(1)%	10%
APAC	11,710	12,728	(565)	13,293	9%		(5)%	14%
Other Americas	4,340	4,511	(306)	4,817	4%		(7)%	11%
Revenues, excluding hedging effect	69,310	74,601	(1,146)	75,747	8%		(1)%	9%
Hedging gains (losses)	375	3
Total revenues(1)	$69,685	$74,604		$75,747	7%	(1)%	(1)%	9%
(1)Total constant currency revenues of $75.7 billion for the three months ended June 30, 2023 increased $6.4 billion compared to $69.3 billion in revenues, excluding hedging effect, for the three months ended June 30, 2022.
EMEA revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the British pound.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Argentine peso.

			Six Months Ended June 30, 2023
					% Change from Prior Period
	Six Months Ended June 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2022	2023
United States	$64,460	$67,937	$0	$67,937	5%		0%	5%
EMEA	40,850	43,367	(1,448)	44,815	6%		(4)%	10%
APAC	23,551	24,409	(1,399)	25,808	4%		(6)%	10%
Other Americas	8,182	8,591	(473)	9,064	5%		(6)%	11%
Revenues, excluding hedging effect	137,043	144,304	(3,320)	147,624	5%		(3)%	8%
Hedging gains (losses)	653	87
Total revenues(1)	$137,696	$144,391		$147,624	5%	0%	(3)%	8%
(1)Total constant currency revenues of $147.6 billion for the six months ended June 30, 2023 increased $10.6 billion compared to $137.0 billion in revenues, excluding hedging effect, for the six months ended June 30, 2022.
EMEA revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the British pound and the Euro.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Argentine peso.

Table of Contents	Alphabet Inc.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
TAC	$12,214	$12,537	$24,204	$24,258
Other cost of revenues	17,890	19,379	35,499	38,270
Total cost of revenues	$30,104	$31,916	$59,703	$62,528
Total cost of revenues as a percentage of revenues	43%	43%	43%	43%
Cost of revenues increased $1.8 billion from the three months ended June 30, 2022 to the three months ended June 30, 2023 due to an increase in other cost of revenues and TAC of $1.5 billion and $323 million, respectively. Cost of revenues increased $2.8 billion from the six months ended June 30, 2022 to the six months ended June 30, 2023, primarily due to an increase in other cost of revenues of $2.8 billion.
The increase in TAC from the three months ended June 30, 2022 to the three months ended June 30, 2023 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. TAC was relatively unchanged from the six months ended June 30, 2022 to the six months ended June 30, 2023. The TAC rate decreased from 21.7% to 21.6% from the three months ended June 30, 2022 to the three months ended June 30, 2023 and decreased from 21.8% to 21.5% from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rate on Google Search & other revenues and the TAC rate on Google Network revenues were both substantially consistent from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023.
The increase in other cost of revenues from the three months ended June 30, 2022 to the three months ended June 30, 2023 was primarily due to increases in content acquisition costs, primarily for YouTube, and hardware costs. An overall increase in data center and other operations costs was partially offset by a reduction in depreciation expense due to the change in the estimated useful lives of our servers and certain network equipment.
The increase in other cost of revenues from the six months ended June 30, 2022 to the six months ended June 30, 2023 was primarily due to increases in content acquisition costs, primarily for YouTube, and data center and other operations costs. The overall increase in data center and other operations costs includes $700 million of charges related to employee severance associated with the reduction of our workforce and our office space optimization efforts, partially offset by a reduction in depreciation expense due to the change in the estimated useful lives of our servers and certain network equipment.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Research and development expenses	$9,841	$10,588	$18,960	$22,056
Research and development expenses as a percentage of revenues	14%	14%	14%	15%
R&D expenses increased $747 million from the three months ended June 30, 2022 to the three months ended June 30, 2023 primarily driven by an increase in compensation expenses of $356 million and an increase in depreciation of $168 million. The $356 million increase in compensation expenses was largely the result of a 6% increase in average headcount, after adjusting for roles affected by the reduction in workforce, partially offset by a reduction in valuation-based compensation liabilities related to certain Other Bets. The $168 million increase in depreciation includes the benefit of the change in the estimated useful lives of our servers and network equipment.
R&D expenses increased $3.1 billion from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily driven by an increase in compensation expenses of $2.0 billion and an increase in depreciation of $294 million. The $2.0 billion increase in compensation expenses was largely the result of a 10% increase in average headcount, after adjusting for roles affected by the reduction in workforce, and $832 million in employee

Table of Contents	Alphabet Inc.
severance charges associated with the reduction of our workforce. The $294 million increase in depreciation includes the benefit of the change in the estimated useful lives of our servers and network equipment.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Sales and marketing expenses	$6,630	$6,781	$12,455	$13,314
Sales and marketing expenses as a percentage of revenues	10%	9%	9%	9%
Sales and marketing expenses increased $151 million from the three months ended June 30, 2022 to the three months ended June 30, 2023 primarily driven by an increase in compensation expenses of $320 million, largely due to a combination of factors, none of which were individually significant.
Sales and marketing expenses increased $859 million from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily driven by an increase in compensation expenses of $1.1 billion, largely due to $444 million in employee severance charges associated with the reduction in our workforce and a 5% increase in average headcount, after adjusting for roles affected by the reduction in workforce.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
General and administrative expenses	$3,657	$3,481	$7,031	$7,240
General and administrative expenses as a percentage of revenues	5%	5%	5%	5%
General and administrative expenses decreased $176 million from the three months ended June 30, 2022 to the three months ended June 30, 2023, due to a combination of factors, none of which were individually significant.
General and administrative expenses increased $209 million from the six months ended June 30, 2022 to the six months ended June 30, 2023, primarily driven by an increase in compensation expenses of $319 million, largely due to $259 million in employee severance charges associated with the reduction in our workforce.
Segment Profitability
The following table presents segment operating income (loss) (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Operating income (loss):
Google Services	$21,621	$23,454	$43,594	$45,191
Google Cloud	(590)	395	(1,296)	586
Other Bets	(1,339)	(813)	(2,174)	(2,038)
Corporate costs, unallocated(1)	(239)	(1,198)	(577)	(4,486)
Total income from operations	$19,453	$21,838	$39,547	$39,253
(1)In addition to the Alphabet-level costs included in unallocated corporate costs, hedging gains (losses) related to revenue were $375 million and $3 million for the three months ended June 30, 2022 and 2023, respectively, and $653 million and $87 million for the six months ended June 30, 2022 and 2023, respectively. For the three and six months ended June 30, 2023, unallocated corporate costs include charges related to the reductions in our workforce and office space totaling $70 million and $2.6 billion, respectively.

Table of Contents	Alphabet Inc.
Google Services
Google Services operating income increased $1.8 billion from the three months ended June 30, 2022 to the three months ended June 30, 2023 and increased $1.6 billion from the six months ended June 30, 2022 to the six months ended June 30, 2023. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in compensation expenses and content acquisition costs. Additionally, operating income benefited from a reduction in costs driven by the change in the estimated useful lives of our servers and certain network equipment.
Google Cloud
Google Cloud operating income of $395 million for the three months ended June 30, 2023 compared to an operating loss of $590 million for the three months ended June 30, 2022 represents an increase of $985 million. Operating income of $586 million for the six months ended June 30, 2023 compared to an operating loss of $1.3 billion for the six months ended June 30, 2022 represents an increase of $1.9 billion. The increase in operating income was primarily driven by revenue growth, partially offset by an increase in compensation expenses. Additionally, operating income benefited from a reduction in costs driven by the change in the estimated useful lives of our servers and certain network equipment.
Other Bets
Other Bets operating loss decreased $526 million from the three months ended June 30, 2022 to the three months ended June 30, 2023 and decreased $136 million from the six months ended June 30, 2022 to the six months ended June 30, 2023, primarily driven by a reduction in valuation-based compensation liabilities related to certain Other Bets.
Other Income (Expense), Net
The following table presents other income (expense), net (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Other income (expense), net	$(439)	$65	$(1,599)	$855
Other income (expense), net, increased $504 million from the three months ended June 30, 2022 to the three months ended June 30, 2023 primarily due to gains and losses on equity and debt securities and changes in interest income. In the three months ended June 30, 2023, we recognized $892 million of interest income and $398 million of net unrealized gains on marketable equity securities. This was partially offset by $689 million of net unrealized losses on non-marketable equity securities and $304 million of net losses on debt securities. In the three months ended June 30, 2022, we recognized $1.2 billion of net unrealized losses on marketable equity securities and $790 million of net losses on debt securities. This was partially offset by $911 million of net unrealized gains on non-marketable equity securities and $486 million of interest income.
Other income (expense), net, increased $2.5 billion from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily due to unrealized gains and losses on equity securities and changes in interest income. In the six months ended June 30, 2023, we recognized $1.7 billion of interest income. This was partially offset by $597 million and $478 million of net losses on debt securities and foreign currency exchange, respectively, and $468 million of net unrealized losses on non-marketable equity securities. In the six months ended June 30, 2022, we recognized $2.5 billion of net unrealized losses on marketable equity securities, and $1.2 billion of net losses on debt securities. This was partially offset by $1.4 billion of net unrealized gains on non-marketable equity securities.
See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Table of Contents	Alphabet Inc.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Income before provision for income taxes	$19,014	$21,903	$37,948	$40,108
Provision for income taxes	$3,012	$3,535	$5,510	$6,689
Effective tax rate	15.8%	16.1%	14.5%	16.7%
The effective tax rate increased from the three months ended June 30, 2022 to the three months ended June 30, 2023, primarily driven by changes in certain tax return positions, partially offset by a decrease in the tax rate due to reduced 2023 tax losses of certain subsidiaries for which there is no tax benefit.
The effective tax rate increased from the six months ended June 30, 2022 to the six months ended June 30, 2023, primarily driven by a decrease in the stock-based compensation-related tax benefit and changes in certain tax return positions.
On July 21, 2023 the IRS announced in a notice that taxpayers can temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits. This relief applies to foreign taxes paid or accrued in our fiscal years 2022 and 2023. We are currently evaluating the effect on our consolidated financial statements and expect to recognize any changes in our financial results for the period ending September 30, 2023.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of June 30, 2023, we had $118.3 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents our cash flows (in millions):

	Six Months Ended
	June 30,
	2022	2023
Net cash provided by operating activities	$44,528	$52,175
Net cash used in investing activities	$(13,238)	$(13,746)
Net cash used in financing activities	$(34,031)	$(34,403)
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
Net cash provided by operating activities increased from the six months ended June 30, 2022 to the six months ended June 30, 2023 due to the 2023 IRS payment deferral relief made available to taxpayers

Table of Contents	Alphabet Inc.
headquartered in designated counties in California, partially offset by increased cash payments for costs and expenses.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the six months ended June 30, 2022 to the six months ended June 30, 2023 as a result of an increase in net purchases of and maturities and sales of marketable securities, partially offset by a decrease in purchases of property and equipment.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily due to an increase in repurchases of stock partially offset by a decrease in net payments related to stock-based award activities.
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
During the six months ended June 30, 2022 and 2023, we spent $16.6 billion and $13.2 billion on capital expenditures, respectively. We expect to continue to invest in our technical infrastructure, including servers, network equipment, and data centers, over the remainder of 2023 and into 2024 to support the growth of our business and our long-term initiatives, in particular in support of AI. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. Land is not depreciated. For the six months ended June 30, 2022 and 2023, our depreciation and impairment expenses on property and equipment were $7.3 billion and $6.3 billion, respectively.
Leases
For the six months ended June 30, 2022 and 2023, we recognized total operating lease assets of $2.2 billion and $1.7 billion, respectively. As of June 30, 2023, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 8.2 years, was $18.2 billion. As of June 30, 2023, we have entered into leases that have not yet commenced with future lease payments of $2.9 billion, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2023 and 2027 with non-cancelable lease terms of 1 to 34 years. As of June 30, 2023 our actions to optimize our office space did not affect our operating lease obligations.

Table of Contents	Alphabet Inc.
For the six months ended June 30, 2022 and 2023, our operating lease expenses (including variable lease costs) were $1.8 billion and $2.2 billion, respectively. Finance lease costs were not material for the six months ended June 30, 2022 and 2023.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2023, we had no commercial paper outstanding.
As of June 30, 2023, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2024 and $6.0 billion expiring in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities.
As of June 30, 2023, we had senior unsecured notes outstanding with a total carrying value of $12.9 billion. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information on our debt.
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
Share Repurchase Program
During the three and six months ended June 30, 2023, we repurchased and subsequently retired 131 million and 288 million shares for $15.1 billion and $30.2 billion, respectively. Of the aggregate amount repurchased and subsequently retired during the three months ended June 30, 2023, 17 million shares were Class A stock for $1.9 billion and 114 million shares were Class C stock for $13.2 billion. Of the aggregate amount repurchased and subsequently retired during the six months ended June 30, 2023, 37 million shares were Class A stock for $3.9 billion and 251 million shares were Class C stock for $26.3 billion.
In April 2022, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. The repurchases from the April 2022 authorization were completed during the second quarter of 2023. In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of June 30, 2023, $68.1 billion remains available for Class A and Class C share repurchases.
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
Taxes
As of June 30, 2023, we had short-term and long-term income taxes payable of $3.6 billion and $2.2 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As

Table of Contents	Alphabet Inc.
permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. We also have long-term taxes payable of $6.6 billion primarily related to uncertain tax positions as of June 30, 2023.
As a result of the 2023 IRS payment deferral relief made available to taxpayers headquartered in designated counties in California, we are postponing our second and third quarter tax payments until the fourth quarter of 2023. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Purchase Commitments
As of June 30, 2023, we had material contractual obligations of $42.0 billion, of which $27.9 billion was short-term. These amounts consist of purchase orders for certain technical infrastructure as well as the non-cancelable portion or the minimum cancellation fee in certain agreements related to commitments to purchase licenses, including content licenses, inventory and network capacity. For those agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of June 30, 2023. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For more information related to our content licenses, see Note 9 of the Notes to Consolidated Financial Statements included in Item I of this Quarterly Report on Form 10-Q.
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
Critical Accounting Estimates
See Part II, Item 7, "Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Available Information
Our website is located at www.abc.xyz, and our investor relations website is located at www.abc.xyz/investor. Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, is available on our investor relations website, free of charge, after we file or furnish them with the SEC and they are available on the SEC's website at www.sec.gov.
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. We also share Google news and product updates on Google’s Keyword blog at https://www.blog.google/, which may be of interest or material to our investors. Further, corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Governance." The content of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our

Table of Contents	Alphabet Inc.
chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended June 30, 2023.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - 30	6,163	41,151	$106.53	$106.94	47,314	$78,059
May 1 - 31	5,490	38,571	$116.89	$116.97	44,061	$72,945
June 1 - 30	4,941	34,664	$123.29	$123.88	39,605	$68,070
Total	16,594	114,386			130,980
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
ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Amie Thuener O’Toole, Vice President, Corporate Controller and Principal Accounting Officer, adopted a new trading plan on May 31, 2023 (with the first trade under the new plan scheduled for September 5, 2023). The trading plan will be effective until September 9, 2024 to sell an aggregate of (i) 2,904 shares of Class C Capital Stock, plus (ii) 50% of the (net) shares resulting from the vesting of 32,093 additional (gross) Class C Capital Stock during the plan period (net shares are net of tax withholding).
•Kent Walker, President, Global Affairs, Chief Legal Officer and Secretary, effected a trading plan modification by terminating a trading plan on May 30, 2023, originally adopted on May 28, 2022, and adopting a new trading plan on May 31, 2023 (with the first trade under the new plan scheduled for September 5, 2023). The trading plan will be effective until February 27, 2026 to sell 100% of the (net) shares resulting from the vesting of 511,048 (gross) Class C Capital Stock during the plan period (net shares are net of tax withholding)*.
*In accordance with new SEC rules adopted on December 14, 2022, any modification or change to the amount, price, or timing of the purchase or sale of securities constitutes a termination of an existing Rule 10b5-1 trading arrangement and the adoption of a new Rule 10b5-1 trading arrangement.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2023 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Policy Against Insider

Table of Contents	Alphabet Inc.
Trading and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Table of Contents	Alphabet Inc.
ITEM 6.EXHIBITS

Exhibit Number			Description	Incorporated by reference herein
				Form	Date
10.01	⬥		Alphabet Inc. Amended and Restated 2021 Stock Plan	Current Report on Form 8-K (File No. 001-37580)	June 8, 2023
10.02	⬥	*	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet 2023 Non-CEO Performance Stock Unit Agreement
10.03	⬥	*	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement
31.01	*		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*		Inline XBRL Taxonomy Extension Schema Document
101.CAL	*		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104			Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

⬥	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.

Table of Contents	Alphabet Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
July 25, 2023	By:	/s/ RUTH M. PORAT
Ruth M. Porat
Senior Vice President and Chief Financial Officer

ALPHABET INC.
July 25, 2023	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President, Corporate Controller and Principal Accounting Officer