Form 10-Q
period 2023-09-30
Alphabet Inc.
filed 2023-10-25
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 17, 2023, there were 5,918 million shares of Alphabet’s Class A stock outstanding, 873 million shares of Alphabet's Class B stock outstanding, and 5,725 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2023

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
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, the risks discussed in Part I, Item 1A, "Risk Factors" and the trends discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2022	As of September 30, 2023
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,879	$30,702
Marketable securities	91,883	89,233
Total cash, cash equivalents, and marketable securities	113,762	119,935
Accounts receivable, net	40,258	41,020
Inventory	2,670	2,957
Other current assets	8,105	12,398
Total current assets	164,795	176,310
Non-marketable securities	30,492	30,907
Deferred income taxes	5,261	10,983
Property and equipment, net	112,668	125,705
Operating lease assets	14,381	14,199
Intangible assets, net	2,084	1,833
Goodwill	28,960	29,146
Other non-current assets	6,623	7,628
Total assets	$365,264	$396,711
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,128	$5,803
Accrued compensation and benefits	14,028	12,562
Accrued expenses and other current liabilities	37,866	55,602
Accrued revenue share	8,370	8,025
Deferred revenue	3,908	4,303
Total current liabilities	69,300	86,295
Long-term debt	14,701	13,781
Deferred revenue, non-current	599	884
Income taxes payable, non-current	9,258	8,038
Deferred income taxes	514	528
Operating lease liabilities	12,501	12,550
Other long-term liabilities	2,247	1,433
Total liabilities	109,120	123,509
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,849 (Class A 5,964, Class B 883, Class C 6,002) and 12,541 (Class A 5,922, Class B 874, Class C 5,745) shares issued and outstanding	68,184	74,591
Accumulated other comprehensive income (loss)	(7,603)	(7,036)
Retained earnings	195,563	205,647
Total stockholders’ equity	256,144	273,202
Total liabilities and stockholders’ equity	$365,264	$396,711
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Revenues	$69,092	$76,693	$206,788	$221,084
Costs and expenses:
Cost of revenues	31,158	33,229	90,861	95,757
Research and development	10,273	11,258	29,233	33,314
Sales and marketing	6,929	6,884	19,384	20,198
General and administrative	3,597	3,979	10,628	11,219
Total costs and expenses	51,957	55,350	150,106	160,488
Income from operations	17,135	21,343	56,682	60,596
Other income (expense), net	(902)	(146)	(2,501)	709
Income before income taxes	16,233	21,197	54,181	61,305
Provision for income taxes	2,323	1,508	7,833	8,197
Net income	$13,910	$19,689	$46,348	$53,108

Basic net income per share of Class A, Class B, and Class C stock	$1.07	$1.56	$3.53	$4.19
Diluted net income per share of Class A, Class B, and Class C stock	$1.06	$1.55	$3.50	$4.16
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Net income	$13,910	$19,689	$46,348	$53,108
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,175)	(1,169)	(3,801)	(338)
Available-for-sale investments:
Change in net unrealized gains (losses)	(1,800)	(678)	(5,204)	(382)
Less: reclassification adjustment for net (gains) losses included in net income	362	255	743	745
Net change, net of income tax benefit (expense) of $409, $120, $1,269 and $(104)	(1,438)	(423)	(4,461)	363
Cash flow hedges:
Change in net unrealized gains (losses)	1,136	550	2,165	627
Less: reclassification adjustment for net (gains) losses included in net income	(547)	(3)	(1,132)	(85)
Net change, net of income tax benefit (expense) of $(159), $(134), $(228) and $(115)	589	547	1,033	542
Other comprehensive income (loss)	(3,024)	(1,045)	(7,229)	567
Comprehensive income	$10,886	$18,644	$39,119	$53,675
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended September 30, 2022
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	13,078	$64,402	$(5,828)	$196,845	$255,419
Stock issued	31	0	0	0	0
Stock-based compensation expense	0	5,018	0	0	5,018
Tax withholding related to vesting of restricted stock units and other	0	(2,315)	0	0	(2,315)
Repurchases of stock	(138)	(857)	0	(14,535)	(15,392)
Sale of interest in consolidated entities	0	10	0	0	10
Net income	0	0	0	13,910	13,910
Other comprehensive income (loss)	0	0	(3,024)	0	(3,024)
Balance as of September 30, 2022	12,971	$66,258	$(8,852)	$196,220	$253,626

	Nine Months Ended September 30, 2022
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	13,242	$61,774	$(1,623)	$191,484	$251,635
Stock issued	98	8	0	0	8
Stock-based compensation expense	0	14,388	0	0	14,388
Tax withholding related to vesting of restricted stock units and other	0	(7,644)	0	(1)	(7,645)
Repurchases of stock	(369)	(2,278)	0	(41,611)	(43,889)
Sale of interest in consolidated entities	0	10	0	0	10
Net income	0	0	0	46,348	46,348
Other comprehensive income (loss)	0	0	(7,229)	0	(7,229)
Balance as of September 30, 2022	12,971	$66,258	$(8,852)	$196,220	$253,626

Table of Contents	Alphabet Inc.

	Three Months Ended September 30, 2023
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	12,629	$72,248	$(5,991)	$200,884	$267,141
Stock issued	34	0	0	0	0
Stock-based compensation expense	0	5,777	0	0	5,777
Tax withholding related to vesting of restricted stock units and other	0	(2,442)	0	0	(2,442)
Repurchases of stock	(122)	(992)	0	(14,926)	(15,918)
Net income	0	0	0	19,689	19,689
Other comprehensive income (loss)	0	0	(1,045)	0	(1,045)
Balance as of September 30, 2023	12,541	$74,591	$(7,036)	$205,647	$273,202

	Nine Months Ended September 30, 2023
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	12,849	$68,184	$(7,603)	$195,563	$256,144
Stock issued	102	0	0	0	0
Stock-based compensation expense	0	16,905	0	0	16,905
Tax withholding related to vesting of restricted stock units and other	0	(7,366)	0	0	(7,366)
Repurchases of stock	(410)	(3,132)	0	(43,024)	(46,156)
Net income	0	0	0	53,108	53,108
Other comprehensive income (loss)	0	0	567	0	567
Balance as of September 30, 2023	12,541	$74,591	$(7,036)	$205,647	$273,202
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	September 30,
	2022	2023
Operating activities
Net income	$46,348	$53,108
Adjustments:
Depreciation and impairment of property and equipment	11,222	10,010
Amortization and impairment of intangible assets	505	373
Stock-based compensation expense	14,262	16,801
Deferred income taxes	(6,157)	(6,093)
Loss (gain) on debt and equity securities, net	3,856	1,294
Other	369	912
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,298	(1,315)
Income taxes, net	(862)	10,392
Other assets	(4,268)	(2,883)
Accounts payable	735	237
Accrued expenses and other liabilities	491	(380)
Accrued revenue share	(1,022)	(315)
Deferred revenue	104	690
Net cash provided by operating activities	67,881	82,831
Investing activities
Purchases of property and equipment	(23,890)	(21,232)
Purchases of marketable securities	(67,253)	(49,422)
Maturities and sales of marketable securities	84,087	52,642
Purchases of non-marketable securities	(1,628)	(2,176)
Maturities and sales of non-marketable securities	131	743
Acquisitions, net of cash acquired, and purchases of intangible assets	(6,885)	(466)
Other investing activities	1,367	(985)
Net cash used in investing activities	(14,071)	(20,896)
Financing activities
Net payments related to stock-based award activities	(7,221)	(7,157)
Repurchases of stock	(43,889)	(45,313)
Proceeds from issuance of debt, net of costs	44,322	9,298
Repayments of debt	(45,350)	(9,621)
Proceeds from sale of interest in consolidated entities, net	10	8
Net cash used in financing activities	(52,128)	(52,785)
Effect of exchange rate changes on cash and cash equivalents	(643)	(327)
Net increase in cash and cash equivalents	1,039	8,823
Cash and cash equivalents at beginning of period	20,945	21,879
Cash and cash equivalents at end of period	$21,984	$30,702
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Change in Accounting Estimate
In January 2023, we completed an assessment of the useful lives of our servers and network equipment and adjusted the estimated useful life of our servers from four years to six years and the estimated useful life of certain network equipment from five years to six years. This change in accounting estimate was effective beginning in fiscal year 2023. Based on the carrying value of servers and certain network equipment as of December 31, 2022, and those placed in service during the nine months ended September 30, 2023, the effect of this change in estimate was a reduction in depreciation expense of $977 million and $2.9 billion and an increase in net income of $761 million and $2.3 billion, or $0.06 and $0.18 per basic and $0.06 and $0.18 per diluted share, for the three and nine months ended September 30, 2023, respectively.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Google Search & other	$39,539	$44,026	$119,846	$127,013
YouTube ads	7,071	7,952	21,280	22,310
Google Network	7,872	7,669	24,305	23,015
Google advertising	54,482	59,647	165,431	172,338
Google other	6,895	8,339	20,259	23,894
Google Services total	61,377	67,986	185,690	196,232
Google Cloud	6,868	8,411	18,965	23,896
Other Bets	209	297	842	870
Hedging gains (losses)	638	(1)	1,291	86
Total revenues	$69,092	$76,693	$206,788	$221,084
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2023		2022		2023
United States	$33,372	48%	$36,354	47%	$97,832	47%	$104,291	47%
EMEA(1)	19,450	28	22,661	30	60,300	29	66,028	30
APAC(1)	11,494	17	13,126	17	35,045	17	37,535	17
Other Americas(1)	4,138	6	4,553	6	12,320	6	13,144	6
Hedging gains (losses)	638	1	(1)	0	1,291	1	86	0
Total revenues	$69,092	100%	$76,693	100%	$206,788	100%	$221,084	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of September 30, 2023, we had $64.9 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Our revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenue. The amount and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services, which could affect our estimate of revenue backlog and when we expect to recognize such as revenue. We expect to recognize approximately half of the revenue backlog as revenues over the next 24 months with the remaining to be recognized thereafter. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google other. Total deferred revenue as of December 31, 2022 was $4.5 billion, of which $2.3 billion was recognized as revenues during the nine months ended September 30, 2023.

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

Table of Contents	Alphabet Inc.

		As of September 30, 2023
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$2,987	$0	$0	$2,987	$2,987	$0
Government bonds	Level 2	50,369	2	(1,916)	48,455	8,505	39,950
Corporate debt securities	Level 2	22,746	2	(1,081)	21,667	0	21,667
Mortgage-backed and asset-backed securities	Level 2	17,652	1	(1,333)	16,320	0	16,320
Total investments with fair value change reflected in other comprehensive income(1)		$93,754	$5	$(4,330)	$89,429	$11,492	$77,937
Fair value adjustments recorded in net income
Money market funds	Level 1				$9,268	$9,268	$0
Current marketable equity securities(2)	Level 1				3,706	0	3,706
Mutual funds	Level 2				309	0	309
Government bonds	Level 2				2,141	555	1,586
Corporate debt securities	Level 2				3,483	93	3,390
Mortgage-backed and asset-backed securities	Level 2				2,305	0	2,305
Total investments with fair value change recorded in net income					$21,212	$9,916	$11,296
Cash					0	9,294	0
Total		$93,754	$5	$(4,330)	$110,641	$30,702	$89,233
(1)Represents gross unrealized gains and losses for debt securities recorded to AOCI.
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $958 million as of September 30, 2023 is included within other non-current assets
Investments Measured at Fair Value on a Nonrecurring Basis
Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3.
As of September 30, 2023, the carrying value of our non-marketable equity securities was $28.8 billion, of which $10.4 billion were remeasured at fair value during the three months ended September 30, 2023 and primarily classified as Level 2.

Table of Contents	Alphabet Inc.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of September 30, 2023
Due in 1 year or less	$13,958
Due in 1 year through 5 years	42,554
Due in 5 years through 10 years	15,114
Due after 10 years	13,592
Total	$85,218
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$21,039	$(1,004)	$13,438	$(1,041)	$34,477	$(2,045)
Corporate debt securities	11,228	(440)	15,125	(1,052)	26,353	(1,492)
Mortgage-backed and asset-backed securities	7,725	(585)	6,964	(657)	14,689	(1,242)
Total	$39,992	$(2,029)	$35,527	$(2,750)	$75,519	$(4,779)

	As of September 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$15,506	$(463)	$19,121	$(1,453)	$34,627	$(1,916)
Corporate debt securities	4,163	(60)	17,162	(935)	21,325	(995)
Mortgage-backed and asset-backed securities	6,888	(239)	9,212	(1,094)	16,100	(1,333)
Total	$26,557	$(762)	$45,495	$(3,482)	$72,052	$(4,244)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Unrealized gain (loss) on fair value option debt securities	$(177)	$(86)	$(746)	$35
Gross realized gain on debt securities	14	8	83	93
Gross realized loss on debt securities	(551)	(402)	(1,190)	(1,197)
(Increase) decrease in allowance for credit losses	(17)	(23)	(35)	(31)
Total gain (loss) on debt securities recognized in other income (expense), net	$(731)	$(503)	$(1,888)	$(1,100)

Table of Contents	Alphabet Inc.
Equity Investments
The carrying value of equity securities is measured as the total initial cost plus the cumulative net gain (loss). Our share of gains and losses, including impairments, are included as a component of OI&E in the Consolidated Statements of Income. See Note 6 for further details on OI&E.
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2022			As of September 30, 2023
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$5,764	$16,157	$21,921	$5,331	$17,504	$22,835
Cumulative net gain (loss)(1)	(608)	12,372	11,764	(358)	11,317	10,959
Carrying value	$5,156	$28,529	$33,685	$4,973	$28,821	$33,794
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $16.8 billion gains and $4.5 billion losses (including impairments) as of December 31, 2022 and $18.0 billion gains and $6.7 billion losses (including impairments) as of September 30, 2023.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in OI&E are summarized below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Realized net gain (loss) on equity securities sold during the period	$(73)	$42	$(355)	$348
Unrealized net gain (loss) on marketable equity securities	(86)	(224)	(2,494)	136
Unrealized net gain (loss) on non-marketable equity securities(1)	(488)	(184)	881	(678)
Total gain (loss) on equity securities in other income (expense), net	$(647)	$(366)	$(1,968)	$(194)
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $219 million and $599 million of upward adjustments and $707 million and $783 million of downward adjustments (including impairments) for three months ended September 30, 2022 and 2023, respectively, and $3.2 billion and $1.6 billion of upward adjustments and $2.4 billion and $2.3 billion of downward adjustments (including impairments) for the nine months ended September 30, 2022 and 2023, respectively.
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

	Equity Securities Sold
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Total sale price	$296	$736	$1,631	$1,475
Total initial cost	310	549	738	916
Cumulative net gain (loss)	$(14)	$187	$893	$559

Table of Contents	Alphabet Inc.
Equity Securities Accounted for Under the Equity Method
As of December 31, 2022 and September 30, 2023, equity securities accounted for under the equity method had a carrying value of approximately $1.5 billion for both periods. Our share of gains and losses, including impairments, are included as a component of OI&E, in the Consolidated Statements of Income. See Note 6 for further details on OI&E.
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
As of September 30, 2023, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $691 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
Fair Value Hedges
We designate foreign currency forward contracts as fair value hedges to hedge foreign currency risks for our marketable securities denominated in currencies other than the U.S. dollar. Fair value hedge amounts included in the assessment of hedge effectiveness are recognized in OI&E, along with the offsetting gains and losses of the related hedged items. We exclude forward points from the assessment of hedge effectiveness and recognize changes in the excluded component in OI&E.
Net Investment Hedges
We designate foreign currency forward contracts as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. Net investment hedge amounts included in the assessment of hedge effectiveness are recognized in AOCI along with the foreign currency translation adjustment. We exclude forward points from the assessment of hedge effectiveness and recognize changes in the excluded component in OI&E.
Other Derivatives
We enter into foreign currency forward and option contracts that are not designated as hedging instruments to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these derivatives that are not designated as accounting hedges are primarily recorded in OI&E along with the foreign currency gains and losses on monetary assets and liabilities.
We also use derivatives not designated as hedging instruments to manage risks relating to interest rates, commodity prices, credit exposures, and to enhance investment returns. From time to time, we enter into derivatives to hedge the market price risk on certain of our marketable equity securities. Gains and losses arising from other derivatives are primarily reflected within the “other” component of OI&E. See Note 6 for further details.

Table of Contents	Alphabet Inc.
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2022	As of September 30, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$15,972	$17,225
Fair value hedges	$2,117	$1,384
Net investment hedges	$8,751	$9,547
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$34,979	$36,585
Other contracts	$7,932	$11,572
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2022		As of September 30, 2023
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$271	$556	$1,102	$14
Derivatives not designated as hedging instruments:
Foreign exchange contracts	365	207	123	496
Other contracts	40	47	149	85
Total derivatives not designated as hedging instruments	405	254	272	581
Total	$676	$810	$1,374	$595
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
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Derivatives in cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$1,486	$652	$2,752	$591
Amount excluded from the assessment of effectiveness	(77)	16	(131)	143
Derivatives in net investment hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	760	336	1,418	62
Total	$2,169	$1,004	$4,039	$796

Table of Contents	Alphabet Inc.
 The table below presents the gains (losses) of our derivatives on the Consolidated Statements of Income: (in millions):

	Gains (Losses) Recognized in Income
	Three Months Ended
	September 30,
	2022		2023
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts in the Consolidated Statements of Income	$69,092	$(902)	$76,693	$(146)

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$658	$0	$(15)	$0
Amount excluded from the assessment of effectiveness (amortized)	(20)	0	14	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	(226)	0	(48)
Derivatives designated as hedging instruments	0	226	0	48
Amount excluded from the assessment of effectiveness	0	6	0	2
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	59	0	13
Effect of non designated hedges:
Foreign exchange contracts	0	(495)	0	(340)
Other contracts	0	34	0	83
Total gains (losses)	$638	$(396)	$(1)	$(242)

Table of Contents	Alphabet Inc.

	Gains (Losses) Recognized in Income
	Nine Months Ended
	September 30,
	2022		2023
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts in the Consolidated Statements of Income	$206,788	$(2,501)	$221,084	$709

Effect of cash flow hedges:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$1,355	$0	$71	$0
Amount excluded from the assessment of effectiveness (amortized)	(63)	0	16	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	(349)	0	6
Derivatives designated as hedging instruments	0	350	0	(6)
Amount excluded from the assessment of effectiveness	0	9	0	12
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	99	0	136
Effect of non designated hedges:
Foreign exchange contracts	0	(891)	0	(186)
Other contracts	0	158	0	82
Total gains (losses)	$1,292	$(624)	$87	$44
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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$760	$(84)	$676	$(463)	$(132)	$81
Derivatives liabilities	$894	$(84)	$810	$(463)	$(28)	$319

Table of Contents	Alphabet Inc.

	As of September 30, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$1,396	$(22)	$1,374	$(448)	$(730)	$196
Derivatives liabilities	$617	$(22)	$595	$(448)	$(25)	$122
(1)The balances as of December 31, 2022 and September 30, 2023 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Variable Interest Entities (VIE)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2022 and September 30, 2023, assets that can only be used to settle obligations of these VIEs were $4.1 billion and $2.6 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.6 billion and $2.2 billion, respectively. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.8 billion and $3.4 billion as of December 31, 2022 and September 30, 2023, respectively, of which $1.1 billion is redeemable noncontrolling interest (RNCI) for both periods. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 6 for further details on OI&E.
Unconsolidated VIEs
We have investments in VIEs in which we are not the primary beneficiary. These VIEs include private companies that are primarily early stage companies and certain renewable energy entities in which activities involve power generation using renewable sources.
We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of these VIEs are not included in our consolidated financial statements. We account for these investments primarily as non-marketable equity securities or equity method investments.
The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. The maximum exposure and carrying value of these unconsolidated VIEs were $2.8 billion and $2.7 billion, respectively, as of December 31, 2022 and $5.5 billion and $3.8 billion, respectively, as of September 30, 2023. The difference between the maximum exposure and the carrying value relates primarily to future funding commitments.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2022 and September 30, 2023.
Our short-term debt balance also includes the current portion of certain long-term debt.

Table of Contents	Alphabet Inc.
Long-Term Debt
Total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2022	As of September 30, 2023
Debt
2014-2020 Notes issuances	2024 - 2060	0.45% - 3.38%	0.57% - 3.38%	$13,000	$13,000
Future finance lease payments, net and other (1)				2,142	2,314
Total debt				15,142	15,314
Unamortized discount and debt issuance costs				(143)	(133)
Less: Current portion of long-term notes(2)				0	(1,000)
Less: Current portion of future finance lease payments, net and other current debt(1)(2)				(298)	(400)
Total long-term debt				$14,701	$13,781
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
The total estimated fair value of the outstanding notes was approximately $9.9 billion and $9.6 billion as of December 31, 2022 and September 30, 2023, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2023, we had $10.0 billion of revolving credit facilities of which $4.0 billion expires in April 2024 and $6.0 billion expires in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2022 and September 30, 2023.
Note 6. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $754 million and $832 million as of December 31, 2022 and September 30, 2023, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2022	As of September 30, 2023
Land and buildings	$66,897	$71,357
Information technology assets	66,267	74,928
Construction in progress	27,657	32,305
Leasehold improvements	10,575	11,441
Furniture and fixtures	314	424
Property and equipment, gross	171,710	190,455
Less: accumulated depreciation	(59,042)	(64,750)
Property and equipment, net	$112,668	$125,705

Table of Contents	Alphabet Inc.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2022	As of September 30, 2023
European Commission fines(1)	$9,106	$9,143
Income taxes payable, net(2)	1,632	13,528
Accrued customer liabilities	3,619	3,595
Accrued purchases of property and equipment	3,019	4,090
Current operating lease liabilities	2,477	2,715
Other accrued expenses and current liabilities	18,013	22,531
Accrued expenses and other current liabilities	$37,866	$55,602
(1)    While each EC decision is under appeal, the fines are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets, as we provided bank guarantees (in lieu of a cash payment) for the fines. Amounts include the effects of foreign exchange and interest. See Note 9 for further details.
(2)     Income taxes payable, net as of the quarter ended September 30, 2023 includes balances related to the 2023 Internal Revenue Service (IRS) payment deferral relief made available to taxpayers headquartered in designated counties in California.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2021	$(2,306)	$236	$447	$(1,623)
Other comprehensive income (loss) before reclassifications	(3,801)	(5,204)	2,296	(6,709)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(131)	(131)
Amounts reclassified from AOCI	0	743	(1,132)	(389)
Other comprehensive income (loss)	(3,801)	(4,461)	1,033	(7,229)
Balance as of September 30, 2022	$(6,107)	$(4,225)	$1,480	$(8,852)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2022	$(4,142)	$(3,477)	$16	$(7,603)
Other comprehensive income (loss) before reclassifications	(338)	(382)	484	(236)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	143	143
Amounts reclassified from AOCI	0	745	(85)	660
Other comprehensive income (loss)	(338)	363	542	567
Balance as of September 30, 2023	$(4,480)	$(3,114)	$558	$(7,036)

Table of Contents	Alphabet Inc.
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2022	2023	2022	2023
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(464)	$(327)	$(953)	$(955)
	Benefit (provision) for income taxes	102	72	210	210
	Net of income tax	(362)	(255)	(743)	(745)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	658	(15)	1,355	71
Interest rate contracts	Other income (expense), net	2	2	5	5
	Benefit (provision) for income taxes	(113)	16	(228)	9
	Net of income tax	547	3	1,132	85
Total amount reclassified, net of income tax		$185	$(252)	$389	$(660)
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Interest income	$615	$1,066	$1,515	$2,755
Interest expense(1)	(101)	(116)	(267)	(239)
Foreign currency exchange gain (loss), net	(136)	(311)	(469)	(789)
Gain (loss) on debt securities, net	(731)	(503)	(1,888)	(1,100)
Gain (loss) on equity securities, net	(647)	(366)	(1,968)	(194)
Performance fees	54	179	605	302
Income (loss) and impairment from equity method investments, net	(99)	(215)	(306)	(372)
Other	143	120	277	346
Other income (expense), net	$(902)	$(146)	$(2,501)	$709
(1)Interest expense is net of interest capitalized of $28 million and $47 million for the three months ended September 30, 2022 and 2023, respectively, and $99 million and $134 million for the nine months ended September 30, 2022 and 2023, respectively.
Note 7. Workforce Reduction and Other Initiatives
We have a company-wide effort underway to re-engineer our cost base. As part of this program, in January 2023, we announced a reduction of our workforce. As a result, total employee severance and related charges recorded during the three and nine months ended September 30, 2023 were $86 million and $2.1 billion, respectively. Substantially all of the employees affected were no longer included in our headcount as of September 30, 2023.
In addition, we are taking actions to optimize our global office space. As a result, exit charges recorded during the three and nine months ended September 30, 2023, were $16 million and $649 million, respectively, as reflected in the table below. In addition to these exit charges, for the three and nine months ended September 30, 2023, we incurred $207 million in accelerated rent and accelerated depreciation, which are not included in the table below. We may incur additional charges in the future as we further evaluate our real estate needs.

Table of Contents	Alphabet Inc.
Severance and office space exit charges are included within our consolidated statements of income as follows (in millions):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Severance and Related (1)	Office Space	Total	Severance and Related (1)	Office Space	Total
Cost of revenues	$17	$6	$23	$477	$246	$723
Research and development	15	7	22	847	268	1,115
Sales and marketing	50	1	51	494	59	553
General and administrative	4	2	6	263	76	339
Total charges	$86	$16	$102	$2,081	$649	$2,730
(1)Severance includes amounts to be settled in cash, accounted for as one-time involuntary employee termination benefits, and stock based compensation.
For segment reporting, the substantial majority of these charges are included within unallocated corporate costs in our segment results.
For the nine months ended September 30, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows (in millions):

Severance and Related
Balance as of December 31, 2022	$0
Charges(1)	1,652
Cash payments	(1,547)
Balance as of September 30, 2023(2)	$105
(1)Excludes non-cash stock-based compensation of $429 million.
(2)Included in accrued compensation and benefits on the Consolidated Balance Sheets.
Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2022	$20,847	$7,205	$908	$28,960
Acquisitions	240	3	0	243
Foreign currency translation and other adjustments	(15)	(13)	(29)	(57)
Balance as of September 30, 2023	$21,072	$7,195	$879	$29,146

Table of Contents	Alphabet Inc.
Other Intangible Assets
Information regarding intangible assets was as follows (in millions):

	As of December 31, 2022			As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$1,164	$354	$810	$1,152	$453	$699
Customer relationships	862	235	627	868	335	533
Trade names and other	527	120	407	528	161	367
Total definite-lived intangible assets	2,553	709	1,844	2,548	949	1,599
Indefinite-lived intangible assets	240	0	240	234	0	234
Total intangible assets	$2,793	$709	$2,084	$2,782	$949	$1,833
Amortization expense relating to intangible assets was $113 million and $129 million for the three months ended September 30, 2022 and 2023, respectively, and $505 million and $373 million for the nine months ended September 30, 2022 and 2023, respectively.
Expected amortization expense of definite-lived intangible assets held as of September 30, 2023 was as follows (in millions):

Remainder of 2023	$118
2024	466
2025	335
2026	257
2027	174
Thereafter	249
Total	$1,599
Note 9. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $11.1 billion as of September 30, 2023, of which the majority is paid over seven years ending in the first quarter of 2030.
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
As of September 30, 2023, we did not have any material indemnification claims that were probable or reasonably possible.

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
From time to time we are subject to formal and informal inquiries and investigations on various competition matters by regulatory authorities in the U.S., Europe, and other jurisdictions globally. For example:

•In August 2019, we began receiving civil investigative demands from the U.S. Department of Justice (DOJ) requesting information and documents relating to our prior antitrust investigations and certain aspects of our business. The DOJ and a number of state Attorneys General filed a lawsuit in the U.S. District Court for the District of Columbia on October 20, 2020 alleging that Google violated U.S. antitrust laws relating to Search and Search advertising. The trial commenced on September 12, 2023, and we expect a decision in 2024. Further, in June 2022, the Australian Competition and Consumer Commission (ACCC) and the United Kingdom's Competition and Markets Authority (CMA) each opened an investigation into Search distribution practices.

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

Table of Contents	Alphabet Inc.
business practices on June 22, 2021, May 25, 2022, and June 29, 2022, respectively. On June 14, 2023, the EC issued a Statement of Objections (SO) informing Google of its preliminary view that Google violated European antitrust laws relating to its advertising technology. We will respond to the SO by December 31, 2023.

•On July 7, 2021, a number of state Attorneys General filed an antitrust complaint in the U.S. District Court for the Northern District of California, alleging that Google’s operation of Android and Google Play violated U.S. antitrust laws and state antitrust and consumer protection laws. In September 2023, we reached a settlement in principle with 50 state Attorneys General and three territories. The U.S. District Court subsequently vacated the trial date with the states, and any final approval of the settlement is expected to occur in 2024. In May 2022, the EC and the CMA each opened investigations into Google Play’s business practices. Korean regulators are investigating Google Play's billing practices, including a formal review in May 2022 of Google's compliance with the new app store billing regulations. On October 6, 2023, the Korea Communications Commission issued a preliminary decision that we are not in full compliance with the new regulations. We intend to respond in November 2023.

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

Table of Contents	Alphabet Inc.
and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from our expectations.
For information regarding income tax contingencies, see Note 13.
Note 10. Stockholders' Equity
Share Repurchases
In the three and nine months ended September 30, 2023, we repurchased $15.9 billion and $46.2 billion, respectively, of Alphabet's Class A and Class C shares.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of September 30, 2023, $52.3 billion remains available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Shares	Amount	Shares	Amount
Class A share repurchases	14	$1,805	51	$5,724
Class C share repurchases	108	14,113	359	40,432
Total share repurchases(1)	122	$15,918	410	$46,156
(1)    Shares repurchased include unsettled repurchases as of September 30, 2023.
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
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended September 30,
	2022			2023
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$6,393	$946	$6,571	$9,271	$1,369	$9,049
Denominator
Number of shares used in per share computation	5,983	885	6,150	5,924	875	5,782
Basic net income per share	$1.07	$1.07	$1.07	$1.56	$1.56	$1.56
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$6,393	$946	$6,571	$9,271	$1,369	$9,049
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	946	0	0	1,369	0	0
Reallocation of undistributed earnings	(45)	(6)	45	(96)	(12)	96
Allocation of undistributed earnings	$7,294	$940	$6,616	$10,544	$1,357	$9,145
Denominator
Number of shares used in basic computation	5,983	885	6,150	5,924	875	5,782
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	885	0	0	875	0	0
Restricted stock units and other contingently issuable shares	0	0	79	0	0	115
Number of shares used in per share computation	6,868	885	6,229	6,799	875	5,897
Diluted net income per share	$1.06	$1.06	$1.06	$1.55	$1.55	$1.55

Table of Contents	Alphabet Inc.

	Nine Months Ended September 30,
	2022			2023
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$21,213	$3,137	$21,998	$24,851	$3,682	$24,575
Denominator
Number of shares used in per share computation	6,004	888	6,226	5,932	879	5,866
Basic net income per share	$3.53	$3.53	$3.53	$4.19	$4.19	$4.19
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$21,213	$3,137	$21,998	$24,851	$3,682	$24,575
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	3,137	0	0	3,682	0	0
Reallocation of undistributed earnings	(204)	(26)	204	(187)	(24)	187
Allocation of undistributed earnings	$24,146	$3,111	$22,202	$28,346	$3,658	$24,762
Denominator
Number of shares used in basic computation	6,004	888	6,226	5,932	879	5,866
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	888	0	0	879	0	0
Restricted stock units and other contingently issuable shares	0	0	111	0	0	84
Number of shares used in per share computation	6,892	888	6,337	6,811	879	5,950
Diluted net income per share	$3.50	$3.50	$3.50	$4.16	$4.16	$4.16
For the periods presented above, the net income per share amounts are the same for Class A, Class B, and Class C stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended September 30, 2022 and 2023, total stock-based compensation (SBC) expense was $5.0 billion and $5.8 billion, including amounts associated with awards we expect to settle in Alphabet stock of $4.8 billion and $5.6 billion, respectively. For the nine months ended September 30, 2022 and 2023, total SBC expense was $14.4 billion and $16.5 billion, including amounts associated with awards we expect to settle in Alphabet stock of $13.8 billion and $16.3 billion, respectively.
During the nine months ended September 30, 2023, total SBC expense includes $429 million associated with workforce reduction costs. See Note 7 for further information.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs) for the nine months ended September 30, 2023 (in millions, except per share amounts):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	324	$107.98
Granted	255	$96.49
Vested	(160)	$100.31
Forfeited/canceled	(26)	$107.27
Unvested as of September 30, 2023	393	$103.71

Table of Contents	Alphabet Inc.
As of September 30, 2023, there was $38.5 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years.
Note 13. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Income before provision for income taxes	$16,233	$21,197	$54,181	$61,305
Provision for income taxes	$2,323	$1,508	$7,833	$8,197
Effective tax rate	14.3%	7.1%	14.5%	13.4%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $7.1 billion and $8.8 billion as of December 31, 2022 and September 30, 2023, respectively, of which $5.3 billion and $6.8 billion, if recognized, would affect our effective tax rate, respectively.
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
Our operating segments are not evaluated using asset information.

Table of Contents	Alphabet Inc.
The following table presents information about our segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Revenues:
Google Services	$61,377	$67,986	$185,690	$196,232
Google Cloud	6,868	8,411	18,965	23,896
Other Bets	209	297	842	870
Hedging gains (losses)	638	(1)	1,291	86
Total revenues	$69,092	$76,693	$206,788	$221,084

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Operating income (loss):
Google Services	$18,883	$23,937	$62,477	$69,128
Google Cloud	(440)	266	(1,736)	852
Other Bets	(1,225)	(1,194)	(3,399)	(3,232)
Corporate costs, unallocated	(83)	(1,666)	(660)	(6,152)
Total income from operations	$17,135	$21,343	$56,682	$60,596
For revenues by geography, see Note 2.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2022	As of September 30, 2023
Long-lived assets:
United States	$93,565	$104,113
International	33,484	35,791
Total long-lived assets	$127,049	$139,904

Table of Contents	Alphabet Inc.
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
Executive Overview
The following table summarizes our consolidated financial results (in millions, except per share information and percentages):

	Three Months Ended
	September 30,
	2022	2023	$ Change	% Change
Consolidated revenues	$69,092	$76,693	$7,601	11%
Change in consolidated constant currency revenues(1)				11%

Cost of revenues	$31,158	$33,229	$2,071	7%
Operating expenses	$20,799	$22,121	$1,322	6%

Operating income	$17,135	$21,343	$4,208	25%
Operating margin	25%	28%		3%

Other income (expense), net	$(902)	$(146)	$756	(84)%

Net Income	$13,910	$19,689	$5,779	42%
Diluted EPS	$1.06	$1.55	$0.49	46%
(1)    See "Use of Non-GAAP Constant Currency Measures" below for details relating to our use of constant currency information.
•Revenues were $76.7 billion, an increase of 11% year over year, primarily driven by an increase in Google Services revenues of $6.6 billion, or 11%, and an increase in Google Cloud revenues of $1.5 billion, or 22%.
•Total constant currency revenues, which exclude the effect of hedging, increased 11% year over year.
•Cost of revenues was $33.2 billion, an increase of 7% year over year, primarily driven by an increase in content acquisition costs and TAC. An overall increase in data center and other operations costs was partially offset by a reduction in depreciation expense due to the change in the estimated useful lives of our servers and certain network equipment.
•Operating expenses were $22.1 billion, an increase of 6% year over year, primarily driven by increases in compensation expenses largely due to an increase in stock-based compensation, and charges related to legal matters, partially offset by a decrease in advertising and promotional activities. Additionally, operating expenses benefited from a reduction in depreciation expense due to the change in the estimated useful lives of our servers and certain network equipment.
Other Information
•In January 2023, we announced a reduction of our workforce, and as a result we recorded employee severance and related charges of $86 million and $2.1 billion for the three and nine months ended September 30, 2023, respectively. In addition, we are taking actions to optimize our global office space. As a result, exit charges recorded during the three and nine months ended September 30, 2023 were $16 million and $649 million, respectively. In addition to these exit charges, for the three and nine months ended September 30, 2023, we incurred $207 million in accelerated rent and accelerated depreciation. We may

Table of Contents	Alphabet Inc.
incur additional charges in the future as we further evaluate our real estate needs. For additional information, see Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•In January 2023, we completed an assessment of the useful lives of our servers and network equipment, resulting in a change in the estimated useful life of our servers and certain network equipment to six years. The effect of this change was a reduction in depreciation expense of $977 million and $2.9 billion for the three and nine months ended September 30, 2023, respectively, recognized primarily in cost of revenues and R&D expenses. For additional information, see Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•On July 21, 2023, the IRS announced a rule change allowing taxpayers to temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits. This announcement only applies to foreign taxes paid or accrued in the fiscal years 2022 and 2023. A cumulative one-time adjustment applicable to prior periods for this tax rule change was recorded in the third quarter of 2023 and resulted in our effective tax rate of 7.1% for the quarter ended September 30, 2023 and 13.4% for the nine months ended September 30, 2023.
•Repurchases of Class A and Class C shares were $15.9 billion for the three months ended September 30, 2023. See Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•Operating cash flow was $30.7 billion for the three months ended September 30, 2023, which reflects the 2023 IRS payment deferral relief made available to taxpayers headquartered in designated counties in California. On October 16, 2023, we made an estimated income tax payment to the IRS of $10.5 billion that will be reflected in our fourth quarter operating cash flow.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $8.1 billion for the three months ended September 30, 2023.
•As of September 30, 2023, we had 182,381 employees. Substantially all of the employees affected by the reduction of our workforce were no longer included in our headcount as of September 30, 2023.

Table of Contents	Alphabet Inc.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Google Search & other	$39,539	$44,026	$119,846	$127,013
YouTube ads	7,071	7,952	21,280	22,310
Google Network	7,872	7,669	24,305	23,015
Google advertising	54,482	59,647	165,431	172,338
Google other	6,895	8,339	20,259	23,894
Google Services total	61,377	67,986	185,690	196,232
Google Cloud	6,868	8,411	18,965	23,896
Other Bets	209	297	842	870
Hedging gains (losses)	638	(1)	1,291	86
Total revenues	$69,092	$76,693	$206,788	$221,084
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $4.5 billion and $7.2 billion from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023, respectively. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending, and improvements we have made in ad formats and delivery. Growth was adversely affected by changes in foreign currency exchange rates for the nine months ended September 30, 2023, particularly during the first six months of the year.
YouTube ads
YouTube ads revenues increased $881 million and $1.0 billion from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023, respectively. The growth was driven by our brand advertising products followed by our direct response advertising products, both of which benefited from increased spending by our advertisers. Growth was adversely affected by changes in foreign currency exchange rates for the nine months ended September 30, 2023, particularly during the first six months of the year.
Google Network
Google Network revenues decreased $203 million and $1.3 billion from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023, respectively, primarily driven by a decrease in Google Ad Manager and AdSense revenues. Additionally, Google Network revenues were adversely affected by changes in foreign currency exchange rates for the nine months ended September 30, 2023, particularly during the first six months of the year.
Monetization Metrics
Paid clicks and cost-per-click
The following table presents year-over-year changes in paid clicks and cost-per-click (expressed as a percentage):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Paid clicks change	7%	8%
Cost-per-click change	4%	(2)%

Table of Contents	Alphabet Inc.
Paid clicks increased from the three months ended September 30, 2022 to the three months ended September 30, 2023 driven by a number of interrelated factors, including an increase in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and ongoing product and policy changes. Cost-per-click increased from the three months ended September 30, 2022 to the three months ended September 30, 2023 driven by a number of interrelated factors, including changes in device mix, geographic mix, advertiser spending, ongoing product and policy changes, and property mix.
Paid clicks increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 driven by a number of interrelated factors, including an increase in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and ongoing product and policy changes. Cost-per-click decreased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, driven by a number of interrelated factors, including changes in device mix, geographic mix, advertiser spending, ongoing product and policy changes, and property mix, as well as by the adverse effect of changes in foreign currency exchange rates for the nine months ended September 30, 2023, particularly during the first six months of the year.
Impressions and cost-per-impression
The following table presents year-over-year changes in impressions and cost-per-impression (expressed as a percentage):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Impressions change	(3)%	(2)%
Cost-per-impression change	1%	(3)%
Impressions decreased from the three months ended September 30, 2022 to the three months ended September 30, 2023, driven by decreases in Google Ad Manager and AdSense, partially offset by an increase in AdMob. The increase in cost-per-impression from the three months ended September 30, 2022 to the three months ended September 30, 2023 was driven by a number of interrelated factors, including ongoing product and policy changes, changes in device mix, geographic mix, product mix, and property mix.
Impressions decreased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, driven by decreases in Google Ad Manager and AdSense, partially offset by an increase in AdMob. The decrease in cost-per-impression from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was driven by a number of interrelated factors, including ongoing product and policy changes, changes in device mix, geographic mix, product mix, and property mix, as well as the adverse effect of changes in foreign currency exchange rates for the nine months ended September 30, 2023, particularly during the first six months of the year.
Google other revenues
Google other revenues increased $1.4 billion and $3.6 billion from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023, primarily driven by growth in YouTube non-advertising, largely due to an increase in paid subscribers. Growth was adversely affected by changes in foreign currency exchange rates for the nine months ended September 30, 2023, particularly during the first six months of the year.
Google Cloud
Google Cloud revenues increased $1.5 billion and $4.9 billion from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023, respectively. Growth was primarily driven by Google Cloud Platform followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in Google Cloud Platform.

Table of Contents	Alphabet Inc.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
United States	48%	47%	47%	47%
EMEA	28%	30%	29%	30%
APAC	17%	17%	17%	17%
Other Americas	6%	6%	6%	6%
Hedging gains (losses)	1%	0%	1%	0%
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

Table of Contents	Alphabet Inc.
The following table presents the foreign currency exchange effect on international revenues and total revenues (in millions, except percentages):

			Three Months Ended September 30, 2023
					% Change from Prior Period
	Three Months Ended September 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2022	2023
United States	$33,372	$36,354	$0	$36,354	9%		0%	9%
EMEA	19,450	22,661	803	21,858	17%		5%	12%
APAC	11,494	13,126	(270)	13,396	14%		(3)%	17%
Other Americas	4,138	4,553	(106)	4,659	10%		(3)%	13%
Revenues, excluding hedging effect	68,454	76,694	427	76,267	12%		1%	11%
Hedging gains (losses)	638	(1)
Total revenues(1)	$69,092	$76,693		$76,267	11%	(1)%	1%	11%
(1)Total constant currency revenues of $76.3 billion for the three months ended September 30, 2023 increased $7.8 billion compared to $68.5 billion in revenues, excluding hedging effect, for the three months ended September 30, 2022.
EMEA revenue growth was favorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Euro and to a lesser extent the British pound, partially offset by the U.S. dollar strengthening relative to the Turkish lira.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Argentine peso.

			Nine Months Ended September 30, 2023
					% Change from Prior Period
	Nine Months Ended September 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2022	2023
United States	$97,832	$104,291	$0	$104,291	7%		0%	7%
EMEA	60,300	66,028	(645)	66,673	9%		(2)%	11%
APAC	35,045	37,535	(1,669)	39,204	7%		(5)%	12%
Other Americas	12,320	13,144	(579)	13,723	7%		(4)%	11%
Revenues, excluding hedging effect	205,497	220,998	(2,893)	223,891	8%		(1)%	9%
Hedging gains (losses)	1,291	86
Total revenues(1)	$206,788	$221,084		$223,891	7%	(1)%	(1)%	9%
(1)Total constant currency revenues of $223.9 billion for the nine months ended September 30, 2023 increased $18.4 billion compared to $205.5 billion in revenues, excluding hedging effect, for the nine months ended September 30, 2022.
EMEA revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Turkish lira and the British pound, partially offset by the U.S. dollar weakening relative to the Euro.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Argentine peso.

Table of Contents	Alphabet Inc.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
TAC	$11,826	$12,642	$36,030	$36,900
Other cost of revenues	19,332	20,587	54,831	58,857
Total cost of revenues	$31,158	$33,229	$90,861	$95,757
Total cost of revenues as a percentage of revenues	45%	43%	44%	43%
Cost of revenues increased $2.1 billion from the three months ended September 30, 2022 to the three months ended September 30, 2023 due to an increase in other cost of revenues and TAC of $1.3 billion and $816 million, respectively. Cost of revenues increased $4.9 billion from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, due to an increase in other cost of revenues and TAC of $4.0 billion and $870 million, respectively.
The increase in TAC from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 21.7% to 21.2% from the three months ended September 30, 2022 to the three months ended September 30, 2023 and decreased from 21.8% to 21.4% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rate on Google Search & other revenues and the TAC rate on Google Network revenues were both substantially consistent from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023.
The increase in other cost of revenues from the three months ended September 30, 2022 to the three months ended September 30, 2023 was primarily due to increases in content acquisition costs, largely for YouTube. In addition, an overall increase in data center and other operations costs was partially offset by a reduction in depreciation expense due to the change in the estimated useful lives of our servers and certain network equipment.
The increase in other cost of revenues from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was primarily due to increases in content acquisition costs, largely for YouTube, and data center and other operations costs. The overall increase in data center and other operations costs includes $723 million of charges related to employee severance associated with the reduction of our workforce and our office space optimization efforts, partially offset by a reduction in depreciation expense due to the change in the estimated useful lives of our servers and certain network equipment.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Research and development expenses	$10,273	$11,258	$29,233	$33,314
Research and development expenses as a percentage of revenues	15%	15%	14%	15%
R&D expenses increased $985 million from the three months ended September 30, 2022 to the three months ended September 30, 2023, primarily driven by increases in compensation expenses of $375 million and depreciation of $223 million. The $375 million increase in compensation expenses was largely due to an increase in stock-based compensation. The $223 million increase in depreciation includes the benefit of the change in the estimated useful lives of our servers and network equipment.
R&D expenses increased $4.1 billion from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily driven by increases in compensation expenses of $2.4 billion and depreciation of $517 million. The $2.4 billion increase in compensation expenses was the result of a 6% increase in average headcount, after adjusting for roles affected by the reduction in workforce, $847 million in employee severance charges associated with the reduction of our workforce, and an increase in stock-based compensation. The $517

Table of Contents	Alphabet Inc.
million increase in depreciation includes the benefit of the change in the estimated useful lives of our servers and network equipment.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Sales and marketing expenses	$6,929	$6,884	$19,384	$20,198
Sales and marketing expenses as a percentage of revenues	10%	9%	9%	9%
Sales and marketing expenses decreased $45 million from the three months ended September 30, 2022 to the three months ended September 30, 2023, primarily driven by a decrease in advertising and promotional activities of $358 million, largely offset by an increase in compensation expenses of $331 million due to a combination of factors, none of which were individually significant.
Sales and marketing expenses increased $814 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily driven by an increase in compensation expenses of $1.4 billion, partially offset by a decrease in advertising and promotional activities of $558 million. The $1.4 billion increase in compensation expenses was largely the result of $494 million in employee severance charges associated with the reduction in our workforce in addition to a combination of other factors, none of which were individually significant.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
General and administrative expenses	$3,597	$3,979	$10,628	$11,219
General and administrative expenses as a percentage of revenues	5%	5%	5%	5%
General and administrative expenses increased $382 million from the three months ended September 30, 2022 to the three months ended September 30, 2023, primarily driven by an increase in charges related to legal matters of $589 million.
General and administrative expenses increased $591 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily driven by increases in charges related to legal matters of $465 million and compensation expenses of $331 million, largely due to $263 million in employee severance charges associated with the reduction in our workforce in addition to a combination of other factors, none of which were individually significant.
Segment Profitability
The following table presents segment operating income (loss) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Operating income (loss):
Google Services	$18,883	$23,937	$62,477	$69,128
Google Cloud	(440)	266	(1,736)	852
Other Bets	(1,225)	(1,194)	(3,399)	(3,232)
Corporate costs, unallocated(1)	(83)	(1,666)	(660)	(6,152)
Total income from operations	$17,135	$21,343	$56,682	$60,596
(1)In addition to the Alphabet-level costs included in unallocated corporate costs, hedging gains (losses) related to revenue were $638 million and $(1) million for the three months ended September 30, 2022 and 2023, respectively, and $1.3 billion and $86 million for the nine months ended September 30, 2022 and 2023, respectively. For the three and nine months

Table of Contents	Alphabet Inc.
ended September 30, 2023, unallocated corporate costs include charges related to the reductions in our workforce and office space exit charges totaling $102 million and $2.7 billion, respectively. In addition, for the three and nine months ended September 30, 2023, we incurred $207 million in accelerated rent and accelerated depreciation. See Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for more information relating to our workforce reduction and other initiatives. See also Note 14 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information relating to our segments.
Google Services
Google Services operating income increased $5.1 billion from the three months ended September 30, 2022 to the three months ended September 30, 2023. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in content acquisition costs and TAC. Additionally, operating income benefited from a reduction in costs driven by the change in the estimated useful lives of our servers and certain network equipment.
Google Services operating income increased $6.7 billion from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in compensation expenses and content acquisition costs. Additionally, operating income benefited from a reduction in costs driven by the change in the estimated useful lives of our servers and certain network equipment.
Google Cloud
Google Cloud operating income of $266 million for the three months ended September 30, 2023 compared to an operating loss of $440 million for the three months ended September 30, 2022 represents an increase of $706 million. Operating income of $852 million for the nine months ended September 30, 2023 compared to an operating loss of $1.7 billion for the nine months ended September 30, 2022 represents an increase of $2.6 billion. The increase in operating income was primarily driven by revenue growth, partially offset by an increase in compensation expenses. Additionally, operating income benefited from a reduction in costs driven by the change in the estimated useful lives of our servers and certain network equipment.
Other Bets
Other Bets operating loss decreased $31 million from the three months ended September 30, 2022 to the three months ended September 30, 2023 due to a combination of factors, none of which were individually significant.
Other Bets operating loss decreased $167 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily driven by a reduction in valuation-based compensation liabilities related to certain Other Bets.
Other Income (Expense), Net
The following table presents OI&E (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Other income (expense), net	$(902)	$(146)	$(2,501)	$709
OI&E increased $756 million from the three months ended September 30, 2022 to the three months ended September 30, 2023 primarily due to changes in interest income, and gains and losses on equity securities, debt securities and foreign currency exchange. In the three months ended September 30, 2023, we recognized $1.1 billion of interest income. This was partially offset by $503 million of net losses on debt securities, $311 million net losses on foreign currency exchange, and $224 million of net unrealized losses on marketable equity securities. In the three months ended September 30, 2022, we recognized $731 million of net losses on debt securities and $488 million of net unrealized losses on non-marketable equity securities. This was partially offset by $615 million of interest income recognized.
OI&E increased $3.2 billion from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily due to unrealized gains and losses on equity securities and changes in interest income. In the nine months ended September 30, 2023, we recognized $2.8 billion of interest income. This was partially offset by $678 million of net unrealized losses on non-marketable equity securities. In the nine months ended September 30, 2022, we recognized $2.5 billion of net unrealized losses on marketable equity securities. This was partially offset by $1.5 billion of interest income recognized.

Table of Contents	Alphabet Inc.
See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Income before provision for income taxes	$16,233	$21,197	$54,181	$61,305
Provision for income taxes	$2,323	$1,508	$7,833	$8,197
Effective tax rate	14.3%	7.1%	14.5%	13.4%
On July 21, 2023 the IRS issued a rule change allowing taxpayers to temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits. This announcement only applies to foreign taxes paid or accrued in our fiscal years 2022 and 2023. Additionally, on September 8, 2023, the IRS issued a separate rule change with interim guidance on the capitalization and amortization of R&D expenses. A cumulative one-time adjustment applicable to prior periods for these tax rule changes was recorded in the third quarter of 2023.
The effective tax rate decreased from the three months ended September 30, 2022 to the three months ended September 30, 2023, reflecting the effect of the two tax rule changes, particularly the change related to foreign tax credits. The effect of these tax rule changes was partially offset by a decrease in the U.S. federal Foreign Derived Intangible Income tax deduction.
The effective tax rate decreased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, reflecting the effect of the two tax rule changes, particularly the change related to foreign tax credits. The effect of these tax rule changes was partially offset by changes in uncertain tax benefits, a decrease in the stock-based compensation-related tax benefit, and a decrease in the U.S. federal Foreign Derived Intangible Income tax deduction.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of September 30, 2023, we had $119.9 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents our cash flows (in millions):

	Nine Months Ended
	September 30,
	2022	2023
Net cash provided by operating activities	$67,881	$82,831
Net cash used in investing activities	$(14,071)	$(20,896)
Net cash used in financing activities	$(52,128)	$(52,785)
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

Table of Contents	Alphabet Inc.
Our primary uses of cash from operating activities include payments to distribution and Google Network partners, to employees for compensation, and to content providers. Other uses of cash from operating activities include payments to suppliers for hardware, to tax authorities for income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 due to the increase in cash received from customers and the 2023 IRS payment deferral relief made available to taxpayers headquartered in designated counties in California, partially offset by increased cash payments for costs and expenses. On October 16, 2023, we made an estimated income tax payment to the IRS of $10.5 billion that will be reflected in our fourth quarter operating cash flow.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 as a result of an increase in net purchases of and maturities and sales of marketable securities, partially offset by a decrease in payments for acquisitions and intangible assets.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interest in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 primarily due to an increase in repurchases of stock partially offset by a decrease in net payments related to debt.
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
During the nine months ended September 30, 2022 and 2023, we spent $23.9 billion and $21.2 billion on capital expenditures, respectively. We expect to continue to invest in our technical infrastructure, including servers, network equipment, and data centers, over the remainder of 2023 and into 2024 to support the growth of our business and our long-term initiatives, in particular in support of AI. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. Land is not depreciated. For the nine months ended September 30, 2022 and 2023, our depreciation and impairment expenses on property and equipment were $11.2 billion and $10.0 billion, respectively.
Leases

Table of Contents	Alphabet Inc.
For the nine months ended September 30, 2022 and 2023, we recognized total operating lease assets of $3.4 billion and $2.4 billion, respectively. As of September 30, 2023, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 8.2 years, was $17.9 billion. As of September 30, 2023, we have entered into leases that have not yet commenced with future lease payments of $3.5 billion, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2023 and 2026 with non-cancelable lease terms of 1 to 25 years. As of September 30, 2023, our actions to optimize our office space did not affect our operating lease obligations.
For the nine months ended September 30, 2022 and 2023, our operating lease expenses (including variable lease costs) were $2.7 billion and $3.4 billion, respectively. Finance lease costs were not material for the nine months ended September 30, 2022 and 2023.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2023, we had no commercial paper outstanding.
As of September 30, 2023, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2024 and $6.0 billion expiring in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities.
As of September 30, 2023, we had senior unsecured notes outstanding with a total carrying value of $12.9 billion. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information on our debt.
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
Share Repurchase Program
During the three and nine months ended September 30, 2023, we repurchased and subsequently retired 122 million and 410 million shares for $15.9 billion and $46.2 billion, respectively. Of the aggregate amount repurchased and subsequently retired during the three months ended September 30, 2023, 14 million shares were Class A stock for $1.8 billion and 108 million shares were Class C stock for $14.1 billion. Of the aggregate amount repurchased and subsequently retired during the nine months ended September 30, 2023, 51 million shares were Class A stock for $5.7 billion and 359 million shares were Class C stock for $40.4 billion.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of September 30, 2023, $52.3 billion remains available for Class A and Class C share repurchases.
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
Taxes
As of September 30, 2023, we had short-term and long-term income taxes payable of $3.6 billion and $2.1 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. We also have long-term taxes payable of $5.9 billion primarily related to uncertain tax positions as of September 30, 2023.
As a result of the 2023 IRS payment deferral relief made available to taxpayers headquartered in designated counties in California, we postponed our second and third quarter U.S. federal income tax payments. On October 16, 2023, we made an estimated income tax payment to the IRS of $10.5 billion. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Purchase Commitments
As of September 30, 2023, we had material contractual obligations of $44.3 billion, of which $29.4 billion was short-term. These amounts primarily consist of purchase orders for certain technical infrastructure as well as the non-cancelable portion or the minimum cancellation fee in certain agreements related to commitments to purchase licenses, including content licenses, inventory and network capacity. For those agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of September 30, 2023. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For more information related to our content licenses, see Note 9 of the Notes to Consolidated Financial Statements included in Item I of this Quarterly Report on Form 10-Q.
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

Table of Contents	Alphabet Inc.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended September 30, 2023.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - 31	3,647	36,664	$124.11	$125.22	40,311	$63,066
August 1 - 31	4,043	39,758	$132.61	$132.16	43,801	$57,320
September 1 - 30	6,028	31,408	$135.44	$135.90	37,436	$52,267
Total	13,718	107,830			121,548
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
ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Sundar Pichai, Chief Executive Officer, together with the Pichai Family Foundation, adopted a new trading plan on August 31, 2023 (with the first trade under the new plan scheduled for as early as December 6, 2023). The trading plan will be effective until December 20, 2024 to sell an aggregate of 636,000 shares of Class C Capital Stock).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2023 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Policy Against Insider Trading and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
Required Disclosure Pursuant to Section 13(r) of the Exchange Act
During the quarter ended September 30, 2023, Google LLC, a subsidiary of Alphabet, filed a notification with the Russian Federal Security Service (FSB) pursuant to Russian encryption control requirements, which must be complied with prior to the import of covered items. Neither we nor our subsidiaries generated any gross revenues or net profits directly from such activity and neither we nor our subsidiaries sell to the FSB. In the ordinary course of its business, Alphabet expects that Google LLC will continue to file these notifications as required under Russian law.

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

ALPHABET INC.
October 24, 2023	By:	/s/ RUTH M. PORAT
Ruth M. Porat
President and Chief Investment Officer; Chief Financial Officer

ALPHABET INC.
October 24, 2023	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President, Corporate Controller and Principal Accounting Officer