Form 10-K
period 2023-12-31
Alphabet Inc.
filed 2024-01-31
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2023) was approximately $1,331.2 billion. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
As of January 23, 2024, there were 5,893 million shares of Alphabet’s Class A stock outstanding, 869 million shares of Alphabet’s Class B stock outstanding, and 5,671 million shares of the Alphabet’s Class C stock outstanding.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2023

2.

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
•our expectation that the portion of our revenues that we derive beyond advertising will continue to increase and may affect our margins;
•our expectation that our traffic acquisition costs (TAC) and the associated TAC rate will fluctuate, which could affect our overall margins;
•our expectation that our monetization trends will fluctuate, which could affect our revenues and margins;
•fluctuations in paid clicks and cost-per-click as well as impressions and cost-per-impression, and various factors contributing to such fluctuations;
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
•our expectation that our capital expenditures will increase, including the expected increase in our technical infrastructure investment to support the growth of our business and our long-term initiatives, in particular in support of artificial intelligence (AI) products and services;
•our plans to continue to invest in new businesses, products, services and technologies, and systems, as well as to continue to invest in acquisitions and strategic investments;
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
•our expectation that our effective tax rate and cash tax payments could increase in future years;
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
•our expectation that we will continue to face heightened regulatory scrutiny and changes in regulatory conditions, laws, and public policies, which could affect our business practices and financial results;
3.

Table of Contents	Alphabet Inc.
•the expected timing, amount, and effect of Alphabet Inc.'s share repurchases;
•our long-term sustainability and diversity goals;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 1 "Business;" Part I, Item 1A "Risk Factors;" and Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements generally can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, including the risks discussed in Part I, Item 1A "Risk Factors" and the trends discussed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I
ITEM 1.BUSINESS
Overview
As our founders Larry and Sergey wrote in the original founders' letter, "Google is not a conventional company. We do not intend to become one." That unconventional spirit has been a driving force throughout our history, inspiring us to tackle big problems and invest in moonshots. It led us to be a pioneer in the development of AI and, since 2016, an AI-first company. We continue this work under the leadership of Alphabet and Google CEO, Sundar Pichai.
Alphabet is a collection of businesses — the largest of which is Google. We report Google in two segments, Google Services and Google Cloud, and all non-Google businesses collectively as Other Bets. Alphabet's structure is about helping each of our businesses prosper through strong leaders and independence.
Access and Technology for Everyone
The Internet is one of the world’s most powerful equalizers; it propels ideas, people, and businesses large and small. Our mission to organize the world’s information and make it universally accessible and useful is as relevant today as it was when we were founded in 1998. Since then, we have evolved from a company that helps people find answers to a company that also helps people get things done.
We are focused on building an even more helpful Google for everyone, and we aspire to give everyone the tools they need to increase their knowledge, health, happiness, and success. Google Search helps people find information and make sense of the world in more natural and intuitive ways, with trillions of searches on Google every year. YouTube provides people with entertainment, information, and opportunities to learn something new. Google Assistant offers the best way to get things done seamlessly across different devices, providing intelligent help throughout a person's day, no matter where they are. Google Cloud helps customers solve today’s business challenges, improve productivity, reduce costs, and unlock new growth engines. We are continually innovating and building new products and features that will help our users, partners, customers, and communities and have invested more than $150 billion in research and development in the last five years in support of these efforts.
Making AI Helpful for Everyone
AI is a transformational technology that can bring meaningful and positive change to people and societies across the world, and for our business. At Google, we have been bringing AI into our products and services for more than a decade and making them available to our users. Our journey began in 2001, when machine learning was first incorporated into Google Search to suggest better spellings to users searching the web. Today, AI in our products is
4.

Table of Contents	Alphabet Inc.
used by billions of people globally through features like autocomplete suggestions in Google Search; translation across 133 languages in Google Translate; and organization, searching, and editing in Google Photos.
Large language models (LLMs) are an exciting aspect of our work in AI based on deep learning architectures, such as the Transformer, a neural network architecture that we introduced in 2017 that helped with language understanding. This led to the Bidirectional Encoder Representations from Transformers, or BERT, in 2019 that helped Search understand the intent of user search queries better than ever before.
Google was a company built in the cloud, and we continue to invest in our Google Cloud offerings, including Google Cloud Platform and Google Workspace, to help organizations stay at the forefront of AI innovation with our AI-optimized infrastructure, mature AI platform and world-class models, and assistive agents.
We believe AI can solve some of the hardest societal, scientific and engineering challenges of our time. For example, in 2020, Google DeepMind’s AlphaFold system solved a 50-year-old protein folding challenge. Since then, we have open-sourced to the scientific community 200 million of AlphaFold’s protein structures which are used to work on everything from accelerating new malaria vaccines to advancing cancer drug discovery and developing plastic-eating enzymes. As another example, AI can also have a transformative effect on climate progress by providing helpful information, predicting climate-related events, and optimizing climate action. Using advanced AI and geospatial analysis, Google Research has developed flood forecasting models that can provide early warning and real-time flooding information to communities and individuals.
As AI continues to improve rapidly, we are focused on giving helpful features to our users and customers as we deliver on our mission to organize the world’s information and make it universally accessible and useful. With a bold and responsible approach, we continue to take the next steps to make this technology even more helpful for everyone.
Deliver the Most Advanced, Safe, and Responsible AI
We aim to build the most advanced, safe, and responsible AI with models that are developed, trained, and rigorously tested at scale powered by our continued investment in AI technical infrastructure. In December 2023, we launched Gemini, our most capable and general model. It was built from the ground up to be multimodal, which means it can generalize and seamlessly understand, operate across, and combine different types of information, including text, code, audio, images, and video. Our teams across Alphabet will leverage Gemini, as well as other AI models we have previously developed and announced, across our business to deliver the best product and service experiences for our users, advertisers, partners, customers, and developers.
We believe our approach to AI must be both bold and responsible. That means developing AI in a way that maximizes the positive benefits to society while addressing the challenges, guided by our AI Principles. We published these in 2018, as one of the first companies to articulate principles that put beneficial use, users, safety, and avoidance of harms above business considerations. While there is natural tension between being bold and being responsible, we believe it is possible — and in fact critical — to embrace that tension productively.
Enable Organizations and Developers to Innovate on Google Cloud
AI is not only a powerful enabler, it is also a major platform shift. Globally, businesses from startups to large enterprises, and the public sector are thinking about how to drive transformation. That is why we are focused on making it easy and scalable for others to innovate, and grow, with AI. That means providing the most advanced computing infrastructure and expanding access to Google’s latest AI models that have been rigorously tested in our own products. Our Vertex AI platform gives developers the ability to train, tune, augment, and deploy applications using generative AI models and services such as Enterprise Search and Conversations. Duet AI for Google Cloud provides pre-packaged AI agents that assist developers to write, test, document, and operate software.
Improve Knowledge, Learning, Creativity, and Productivity
Things that we now consider routine – like spell check, mobile check deposit, or Google Search, Google Translate, and Google Maps – all use AI. As AI continues to improve rapidly, we are focused on giving helpful features to our users as we continue to deliver on our mission to organize the world’s information and make it universally accessible and useful.
While we have been integrating AI into our products for years, we are now embedding the power of generative AI to continue helping our users express themselves and get things done. For example, Duet AI in Google Workspace helps users write, organize, visualize, accelerate workflows, and have richer meetings. Bard allows users to collaborate with experimental AI with new features that include image capabilities, coding support, and app integration. Dream Screen, a new experimental feature in YouTube, allows for the creation of AI-generated video or image backgrounds to Shorts by typing an idea into a prompt.
5.

Table of Contents	Alphabet Inc.
We also know businesses of all sizes around the world rely on Google Ads to find customers and grow their businesses — and we make that even easier with AI. With Performance Max, advertisers simply tell us their campaign goals and share their creative assets, and AI will automatically produce and run a highly effective ad campaign across all of Google’s properties, to meet their budget. Product Studio brings the benefits of AI to businesses of all sizes, helping them easily create uniquely-tailored imagery featuring their products — for free. Additionally, we are experimenting with Search and Shopping ads that are directly integrated into the AI-powered snapshot and conversational mode in Search Generative Experience.
Build the Most Helpful Personal Computing Platforms and Devices
Over the years, our Pixel phones have incorporated AI compute directly into the device and built experiences on top of it. Our latest Pixel devices were built around AI, bringing the best AI-assistive experiences to our users, such as Best Take, Magic Editor, and Audio Magic Eraser. As we look ahead, we are designing our Android and Chrome operating systems with new AI-forward user experiences.
Moonshots
Many companies get comfortable doing what they have always done, making only incremental changes. This incrementalism leads to irrelevance over time, especially in technology, where change tends to be revolutionary, not evolutionary. People thought we were crazy when we acquired YouTube and Android and when we launched Chrome, but those efforts have matured into major platforms for digital video and mobile devices and a safer, popular browser. Our early investments in AI started out as moonshots but are now incorporated into our core products and central to future developments. We continue to look toward the future and to invest for the long term, most notably for the application of AI to our products and services, as well as other frontier technologies such as quantum computing. As we said in the original founders' letter, we will not shy away from high-risk, high-reward projects that we believe in, as they are the key to our long-term success.
Privacy and Security
We make it a priority to protect the privacy and security of our products, users, and customers, even if there are near-term financial consequences. We do this by continuously investing in building products that are secure by default; strictly upholding responsible data practices that emphasize privacy by design; and building easy-to-use settings that put people in control. We are continually enhancing these efforts over time, whether by enabling users to auto-delete their data, giving them tools, such as My Ad Center, to control their ad experience, or advancing anti-malware, anti-phishing, and password security features.
Google
For reporting purposes Google comprises two segments: Google Services and Google Cloud.
Google Services
Serving Our Users
We have always been committed to building helpful products that can improve the lives of millions of people worldwide. Our product innovations are what make our services widely used, and our brand one of the most recognized in the world. Google Services' core products and platforms include ads, Android, Chrome, devices, Gmail, Google Drive, Google Maps, Google Photos, Google Play, Search, and YouTube, with broad and growing adoption by users around the world.
Our products and services have come a long way since the company was founded more than 25 years ago. While Google Search started as a way to find web pages, organized into ten blue links, we have driven technical advancements and product innovations that have transformed Google Search into a dynamic, multimodal experience. We first expanded from traditional desktop browsers into mobile web search, making it easier to navigate on smaller screens. As new types of content surfaced on the internet, Universal Search made it possible to search multiple content types, like news, images, videos, and more, to deliver rich, relevant results. The introduction of new search modalities, like voice and visual search, made it easier for people to express their curiosity in natural and intuitive ways. We took that a step further with multisearch, which lets people search with text and images at the same time. Large language models like BERT and Multitask Unified Models, or MUMs, have made it possible to express more natural language queries, vastly improving the quality of results. Each advancement has made it easier and more natural for people to find what they are looking for.
This drive to make information more accessible and helpful has led us over the years to improve the discovery and creation of digital content both on the web and through platforms like Google Play and YouTube. People are consuming many forms of digital content, including watching videos, streaming TV, playing games, listening to music,
6.

Table of Contents	Alphabet Inc.
reading books, and using apps. Working with content creators and partners, we continue to build new ways for people around the world to create and find great digital content.
Fueling all of these great digital experiences are extraordinary platforms and devices. That is why we continue to invest in platforms like our Android mobile operating system, Chrome browser, and Chrome operating system, as well as growing our family of devices. We see tremendous potential for devices to be helpful and make people's lives easier by combining the best of our AI, software, and hardware. This potential is reflected in our latest generation of devices, such as the new Pixel 8 and Pixel 8 Pro, and the Pixel Watch 2. Creating products and services that people rely on every day is a journey that we are investing in for the long-term.
How We Make Money
We have built world-class advertising technologies for advertisers, agencies, and publishers to power their digital marketing businesses. Our advertising solutions help millions of companies grow their businesses through our wide range of products across devices and formats, and we aim to ensure positive user experiences by serving the right ads at the right time and by building deep partnerships with brands and agencies. AI has been foundational to our advertising business for more than a decade. Products like Performance Max and Product Studio use the full power of our AI to help advertisers find untapped and incremental conversion opportunities.
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
In addition, Google Services increasingly generates revenues from products and services beyond advertising, including:
•consumer subscriptions, which primarily include revenues from YouTube services, such as YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket, as well as Google One;
•platforms, which primarily include revenues from Google Play from the sales of apps and in-app purchases; and
•devices, which primarily include sales of the Pixel family of devices.
Google Cloud
Through our Google Cloud Platform and Google Workspace offerings, Google Cloud generates revenues primarily from consumption-based fees and subscriptions for infrastructure, platform, collaboration tools and other cloud services. Customers use five key capabilities from Google Cloud.
•AI-optimized Infrastructure: provides open, reliable, and scalable compute, networking, and storage to enable customers to run workloads anywhere — on our Cloud, at the edge, or in their data centers. It can be used to migrate and modernize IT systems and to train and serve various types of AI models.
•Cybersecurity: helps customers detect, protect, and respond to a broad range of cybersecurity threats, with AI integrated to further strengthen security outcomes, prioritize which threats to investigate, and identify attack paths, as well as accelerate resolution of cybersecurity threats.
•Databases and Analytics: provides a variety of different types of databases — relational, key-value, in-memory — to store and manage data for different types of applications. Our Data Cloud also unifies data lakes, data warehouses, data governance, and advanced machine learning into a single platform that can analyze data across any cloud.
7.

Table of Contents	Alphabet Inc.
•Collaboration Tools: Google Workspace and Duet AI in Google Workspace provide easy-to-use, secure communication and collaboration tools, including apps like Gmail, Docs, Drive, Calendar, Meet, and more. These tools enable secure hybrid and remote work, boosting productivity and collaboration. AI has been used in Google Workspace for years to improve grammar, efficiency, security, and more with features like Smart Reply, Smart Compose, and malware and phishing protection in Gmail. Duet AI in Google Workspace helps users write, organize, visualize, accelerate workflows, and have richer meetings.
•AI Platform and Duet AI for Google Cloud: Our Vertex AI platform gives developers the ability to train, tune, augment, and deploy applications using generative AI models and services such as Enterprise Search and Conversations. Duet AI for Google Cloud provides pre-packaged AI agents that assist developers to write, test, document, and operate software.
Other Bets
Across Alphabet, we are also using technology to try to solve big problems that affect a wide variety of industries from improving transportation and health technology to exploring solutions to address climate change. Alphabet’s investment in the portfolio of Other Bets includes businesses that are at various stages of development, ranging from those in the R&D phase to those that are in the beginning stages of commercialization. Our goal is for them to become thriving, successful businesses. Other Bets operate as independent companies and some of them have their own boards with independent members and outside investors. While these early-stage businesses naturally come with considerable uncertainty, some of them are already generating revenue and making important strides in their industries. Revenues from Other Bets are generated primarily from the sale of healthcare-related services and internet services.
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
•developers and providers of AI products and services;
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
8.

Table of Contents	Alphabet Inc.
For additional information about competition, see Item 1A Risk Factors of this Annual Report on Form 10-K.
Ongoing Commitment to Sustainability
We believe that every business has the opportunity and obligation to protect our planet. Sustainability is one of our core values at Google, and we strive to build sustainability into everything we do. We have been a leader on sustainability and climate change since Google’s founding more than 25 years ago.
Our sustainability work is focused on empowering individuals to take action, working together with our partners and customers, and working to reduce our carbon footprint across our operations and supply chain.
In 2020, we shared our aspiration to help individuals, cities, and other partners collectively reduce one gigaton of their carbon equivalent emissions annually by 2030. This is an ambitious vision that we have set to push us to contribute meaningfully to helping with climate solutions beyond our own operations and value chain.
In 2021, we set an ambitious goal to achieve net-zero emissions across all of our operations and value chain, by 2030. To accomplish this, we aim to reduce 50% of our combined Scope 1, Scope 2 (market-based), and Scope 3 absolute emissions (versus our 2019 baseline) before 2030, and plan to invest in nature-based and technology-based carbon removal solutions to neutralize our remaining emissions. We have formally committed to the Science Based Targets initiative to seek their validation of our absolute emissions reduction target.
One of the key levers for reducing emissions from our operations is transitioning to clean energy. Since 2017, we have matched 100% of the electricity consumption of our global operations with purchases of renewable energy on an annual basis. However, because of differences in the availability of renewable energy sources like solar and wind across the regions where we operate—and because of the variable supply of these resources—we still need to rely on carbon-emitting energy sources that power local grids. That is why we set a goal to run on 24/7 carbon-free energy (CFE) on every grid where we operate by 2030.
Achieving net-zero emissions and 24/7 CFE by 2030 are extremely ambitious goals. We also know that our path to net-zero emissions will not be easy or linear. Some of our plans may take years to deliver results, particularly where they involve building new large-scale infrastructure with long lead times. So as our business continues to evolve, we expect our emissions to rise before dropping towards our absolute emissions reduction target.
To benefit the people and places where we operate, we have set goals to replenish 120% of the freshwater volume we consume, on average, across our offices and data centers by 2030 and to help restore and improve the quality of water and health of ecosystems in the communities where we operate.
We also aim to maximize the reuse of finite resources across our operations, products, and supply chains. Our circularity principles focus on designing out waste from the start, keeping materials in use for as long as possible, and promoting healthy materials—for our data centers, workplaces, and products.
More information on our approach to sustainability can be found in our annual sustainability reports, including Google’s Environmental Report. The contents of our sustainability reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. For additional information about risks and uncertainties applicable to our commitments to attain certain sustainability goals, see Item 1A Risk Factors of this Annual Report on Form 10-K.
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
9.

Table of Contents	Alphabet Inc.
As of December 31, 2023, Alphabet had 182,502 employees. We have work councils and statutory employee representation obligations in certain countries, and we are committed to supporting protected labor rights, maintaining an open culture, and listening to all employees. Supporting healthy and open dialogue is central to how we work, and we communicate information about the company through multiple internal channels to our employees.
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
Government Regulation
We are subject to numerous United States (U.S.) federal, state, and local, as well as foreign laws and regulations covering a wide variety of subjects, and the scope of this coverage continues to broaden with continuing new legal and regulatory developments in the U.S. and internationally. Like other companies in the technology industry, we face increasingly heightened scrutiny from both U.S. and foreign governments with respect to our compliance with laws and regulations. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by the courts, remain uncertain. Particularly with regard to AI; climate change and sustainability; competition; consumer protection; content moderation; data privacy and security; news publications; and reporting on human capital and diversity, we have seen an increase in new and evolving laws and regulations, as well as related enforcement actions and investigations, being proposed and implemented in recent years by legislative and regulatory bodies around the world.
Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, make our products and services less useful, limit our ability to pursue certain business models, cause us to change our business practices, affect our competitive position relative to our peers, and/or otherwise harm our business, reputation, financial condition, and operating results.
For additional information about government regulation applicable to our business, see Item 1A Risk Factors; Trends in Our Business and Financial Effect in Part II, Item 7; and Legal Matters in Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Intellectual Property
We rely on various intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. We have also filed patent applications in the U.S. and foreign countries covering certain of our technology, and acquired patent assets to supplement our portfolio. We have licensed in the past, and expect that we may license in the future, certain of our rights to other parties. For additional information, see Item 1A Risk Factors of this Annual Report on Form 10-K.
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
10.

Table of Contents	Alphabet Inc.
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
We generated more than 75% of total revenues from online advertising in 2023. Many of our advertisers, companies that distribute our products and services, digital publishers, and content providers can terminate their contracts with us at any time. These partners may not continue to do business with us if we do not create more value (such as increased numbers of users or customers, new sales leads, increased brand awareness, or more effective monetization) than their available alternatives. Changes to our advertising policies and data privacy practices, such as our initiatives to phase out third-party cookies, as well as changes to other companies’ advertising and/or data privacy practices have in the past, and may in the future, affect the advertising that we are able to provide. In addition, technologies have been developed that make customized ads more difficult, or that block the display of ads altogether, and some providers of online services have integrated these technologies that could potentially impair the availability and functionality of third-party digital advertising. Failing to provide superior value or deliver advertisements effectively and competitively could harm our business, reputation, financial condition, and operating results.
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
Our business environment is rapidly evolving and intensely competitive. Our businesses face changing technologies, shifting user needs, and frequent introductions of rival products and services. To compete successfully, we must accurately anticipate technology developments and deliver innovative, relevant and useful products, services, and technologies in a timely manner. As our businesses evolve, the competitive pressure to innovate will encompass a wider range of products and services. We must continue to invest significant resources in technical infrastructure and R&D, including through acquisitions, in order to enhance our technology, products, and services.
We have many competitors in different industries. Our current and potential domestic and international competitors range from large and established companies to emerging start-ups. Some competitors have longer operating histories and well-established relationships in various sectors. They can use their experience and resources in ways that could affect our competitive position, including by making acquisitions and entering into other strategic arrangements; continuing to invest heavily in technical infrastructure, R&D, and in talent; initiating intellectual property and competition claims (whether or not meritorious); and continuing to compete for users, advertisers, customers, and content providers. Further, discrepancies in enforcement of existing laws may enable our lesser known competitors to aggressively interpret those laws without commensurate scrutiny, thereby affording them competitive advantages. Our competitors may also be able to innovate and provide products and services faster than we can or may foresee the need for products and services before we do.
We are expanding our investment in AI across the entire company. This includes generative AI and continuing to integrate AI capabilities into our products and services. AI technology and services are highly competitive, rapidly evolving, and require significant investment, including development and operational costs, to meet the changing needs and expectations of our existing users and attract new users. Our ability to deploy certain AI technologies critical for our products and services and for our business strategy may depend on the availability and pricing of third-party equipment and technical infrastructure. Additionally, other companies may develop AI products and technologies that are similar or superior to our technologies or more cost-effective to deploy. Other companies may also have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI products and services.
Our financial condition and operating results may also suffer if our products and services are not responsive to the evolving needs and desires of our users, advertisers, publishers, customers, and content providers. As new and existing technologies continue to develop, competitors and new entrants may be able to offer experiences that are, or
11.

Table of Contents	Alphabet Inc.
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
We have invested and expect to continue to invest in new businesses, products, services, and technologies in a wide range of industries beyond online advertising. The investments that we are making across our businesses, such as building AI capabilities into new and existing products and services, reflect our ongoing efforts to innovate and provide products and services that are helpful to users, advertisers, publishers, customers, and content providers. Our investments ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing new strategies, we may incur unanticipated liabilities. Innovations in our products and services could also result in changes to user behavior and affect our revenue trends. These endeavors involve significant risks and uncertainties, including diversion of resources and management attention from current operations, different monetization models, and the use of alternative investment, governance, or compensation structures that may fail to adequately align incentives across the company or otherwise accomplish their objectives.
Within Google Services, we continue to invest heavily in devices, including our smartphones, home devices, and wearables, which is a highly competitive market with frequent introduction of new products and services, rapid adoption of technological advancements by competitors, increased market saturation in developed countries, short product life cycles, evolving industry standards, continual improvement in performance characteristics, and price and feature sensitivity on the part of consumers and businesses. There can be no assurance we will be able to provide devices that compete effectively.
Within Google Cloud, we devote significant resources to develop and deploy our enterprise-ready cloud services, including Google Cloud Platform and Google Workspace, and we are advancing our AI platforms and models to support these tools and technologies. We are incurring costs to build and maintain infrastructure to support cloud computing services, invest in cybersecurity, and hire talent, particularly to support and scale our sales force. At the same time, our competitors are rapidly developing and deploying cloud-based services. Pricing and delivery models are competitive and constantly evolving, and we may not attain sufficient scale and profitability to achieve our business objectives. Further, our business with public sector customers may present additional risks, including regulatory compliance risks. For instance, we may be subject to government audits and cost reviews, and any failure to comply or any deficiencies found may expose us to legal, financial, and/or reputational risks. Evolving laws and regulations may require us to make new capital investments, build new products, and seek partners to deliver localized services in other countries, and we may not be able to meet sovereign operating requirements.
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
In addition, new and evolving products and services, including those that use AI, raise ethical, technological, legal, regulatory, and other challenges, which may negatively affect our brands and demand for our products and services. Because all of these investment areas are inherently risky, no assurance can be given that such strategies and offerings will be successful or will not harm our reputation, financial condition, and operating results.
Our revenue growth rate could decline over time, and we may experience downward pressure on our operating margin in the future.
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
In addition, we may experience downward pressure on our operating margin resulting from a variety of factors, such as an increase in the mix of lower-margin products and services, in particular from the continued expansion of our business into new fields, including products and services such as our devices, Google Cloud, and consumer subscription products, as well as significant investments in Other Bets, all of which may have margins lower than those we generate from advertising. In particular, margins on our devices have had, and may continue to have, an adverse effect on our consolidated margins due to pressures on pricing and higher cost of sales. We may also experience
12.

Table of Contents	Alphabet Inc.
downward pressure on our operating margins from increasing regulations, increasing competition, and increasing costs for many aspects of our business. Further, certain of our costs and expenses are generally less variable in nature and may not correlate to changes in revenue. We may also not be able to execute our efforts to re-engineer our cost base successfully or in a timely manner. Due to these factors and the evolving nature of our business, our historical revenue growth rate and historical operating margin may not be indicative of our future performance. For additional information, see Trends in Our Business and Financial Effect and Revenues and Monetization Metrics in Part II, Item 7 of this Annual Report on Form 10-K.
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
We rely on contract manufacturers to manufacture or assemble our devices and servers and networking equipment used in our technical infrastructure, and we may supply the contract manufacturers with components to assemble the devices and equipment. We also rely on other companies to participate in the supply of components and distribution of our products and services. Our business could be negatively affected if we are not able to engage these companies with the necessary capabilities or capacity on reasonable terms, or if those we engage fail to meet their
13.

Table of Contents	Alphabet Inc.
obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other material terms of our arrangements with them.
We have experienced and/or may in the future experience supply shortages, price increases, quality issues, and/or longer lead times that could negatively affect our operations, driven by raw material, component availability, manufacturing capacity, labor shortages, industry allocations, logistics capacity, inflation, foreign currency exchange rates, tariffs, sanctions and export controls, trade disputes and barriers, forced labor concerns, sustainability sourcing requirements, geopolitical tensions, armed conflicts, natural disasters or pandemics, the effects of climate change (such as sea level rise, drought, flooding, heat waves, wildfires and resultant air quality effects and power shutdowns associated with wildfire prevention, and increased storm severity), power loss, and significant changes in the financial or business condition of our suppliers. Some of the components we use in our technical infrastructure and our devices are available from only one or limited sources, and we may not be able to find replacement vendors on favorable terms in the event of a supply chain disruption. A significant supply interruption that affects us or our vendors could delay critical data center upgrades or expansions and delay consumer product availability.
We may enter into long-term contracts for materials and products that commit us to significant terms and conditions. We may face costs for materials and products that are not consumed due to market demand, technological change, changed consumer preferences, quality, product recalls, and warranty issues. For instance, because certain of our hardware supply contracts have volume-based pricing or minimum purchase requirements, if the volume of sales of our devices decreases or does not reach projected targets, we could face increased materials and manufacturing costs or other financial liabilities that could make our products more costly per unit to manufacture and harm our financial condition and operating results. Furthermore, certain of our competitors may negotiate more favorable contractual terms based on volume and other commitments that may provide them with competitive advantages and may affect our supply.
Our devices have had, and in the future may have, quality issues resulting from design, manufacturing, or operations. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. If the quality of our products and services does not meet expectations or our products or services are defective or require a recall, it could harm our reputation, financial condition, and operating results.
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
The availability of our products and services and fulfillment of our customer contracts depend on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage, interference, or interruption from modifications or upgrades, terrorist attacks, state-sponsored attacks, natural disasters or pandemics, geopolitical tensions or armed conflicts, export controls and sanctions, the effects of climate change (such as sea level rise, drought, flooding, heat waves, wildfires and resultant air quality effects and power shutdowns associated with wildfire prevention, and increased storm severity), power loss, utility outages, telecommunications failures, computer viruses, software bugs, ransomware attacks, supply-chain attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Some of our data centers are located in areas with a high risk of major earthquakes or other natural disasters. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and, in some cases, to potential disruptions resulting from problems experienced by facility operators or disruptions as a result of geopolitical tensions and conflicts happening in the area. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster or pandemic, closure of a facility, or other unanticipated problems affecting our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and have contained in the past, and may contain in the future, errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Any of these incidents could impede or prevent us from effectively offering products and providing services, which could harm our reputation, financial condition, and operating results.
Our international operations expose us to additional risks that could harm our business, financial condition, and operating results.
14.

Table of Contents	Alphabet Inc.
Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. International revenues accounted for approximately 53% of our consolidated revenues in 2023. In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:
•restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•sanctions, import and export controls, other market access barriers, political unrest, geopolitical tensions, changes in regimes, or armed conflict (such as ongoing conflicts in the Middle East and Ukraine), any of which may affect our business continuity, increase our operating costs, limit demand for our products and services, limit our ability to source components or final products, or prevent or impede us from operating in certain jurisdictions, complying with local laws, or offering products or services;
•longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;
•an evolving foreign policy landscape that may adversely affect our revenues and could subject us to litigation, new regulatory costs and challenges (including new customer requirements), uncertainty regarding regulatory outcomes, and other liabilities under local laws that may not offer due process or clear legal precedent;
•anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting certain payments to government officials, violations of which could result in civil and criminal penalties; and
•different employee/employer relationships, existence of works councils and differing labor practices, and other challenges caused by distance, language, local expertise, and cultural differences, increasing the complexity of doing business in multiple jurisdictions.
Because we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we have faced, and will continue to face, exposure to fluctuations in foreign currency exchange rates. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies have in the past and may in the future adversely affect our revenues and earnings. Hedging programs are also inherently risky and could expose us to additional risks that could harm our financial condition and operating results.
We are exposed to fluctuations in the fair values of our investments and, in some instances, our financial statements incorporate inherently subjective valuation methodologies.
The fair value of our debt and equity investments may in the future be, and certain investments have been in the past, negatively affected by liquidity, credit deterioration or losses, performance and financial results of the underlying entities, foreign exchange rates, changes in interest rates, including changes that may result from the implementation of new benchmark rates, the effect of new or changing regulations, the stock market in general, or other factors.
We measure certain of our non-marketable equity and debt securities, certain other instruments including stock-based compensation awards settled in the stock of Other Bet companies, and certain assets and liabilities acquired in a business combination, at fair value on a nonrecurring basis, which is inherently subjective and requires management judgment and estimation. All gains and losses on non-marketable equity securities are recognized in OI&E, which increases the volatility of our OI&E. The unrealized gains and losses or impairments we record from fair value remeasurements in any particular period may differ significantly from the gains or losses we ultimately realize on such investments.
As a result of these factors, the value of our investments could decline, which could harm our financial condition and operating results.
Risks Related to our Industry
People access our products and services through a variety of platforms and devices that continue to evolve with the advancement of technology and user preferences. If manufacturers and users do not widely adopt versions of our products and services developed for these interfaces, our business could be harmed.
People access our products and services through a growing variety of devices such as desktop computers, mobile phones, smartphones, laptops and tablets, video game consoles, voice-activated speakers, wearables (including virtual reality and augmented reality devices), automobiles, and television-streaming devices. Our products and services may be less popular on some interfaces. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not be available or may only be available with limited functionality for our users or our advertisers on these devices as a result. Some manufacturers may also elect not to include our products on their devices. In addition, search queries may be undertaken via voice-activated search, apps,
15.

Table of Contents	Alphabet Inc.
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
Issues in the development and use of AI may result in reputational harm and increased liability exposure.
Our evolving AI-related efforts may give rise to risks related to harmful content, inaccuracies, discrimination, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and other issues. As a result of these and other challenges associated with innovative technologies, our implementation of AI systems could subject us to competitive harm, regulatory action, legal liability (including under new and proposed legislation and regulations), new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm.
Some uses of AI will present ethical issues and may have broad effects on society. In order to implement AI responsibly and minimize unintended harmful effects, we have already devoted and will continue to invest significant resources to develop, test, and maintain our products and services, but we may not be able to identify or resolve all AI-related issues, deficiencies, and/or failures before they arise. Unintended consequences, uses, or customization of our AI tools and systems may negatively affect human rights, privacy, employment, or other social concerns, which may result in claims, lawsuits, brand or reputational harm, and increased regulatory scrutiny, any of which could harm our business, financial condition, and operating results.
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
Our products and services involve the storage, handling, and transmission of proprietary and other sensitive information. Software bugs, theft, misuse, defects, vulnerabilities in our products and services, and security breaches expose us to a risk of loss or improper use and disclosure of such information, which could result in litigation and other potential liabilities, including regulatory fines and penalties, as well as reputational harm. Additionally, our products incorporate highly technical and complex technologies, and thus our technologies and software have contained, and are likely in the future to contain, undetected errors, bugs, and/or vulnerabilities. We continue to add new features involving AI to our offerings and internal systems, and features that rely on AI may be susceptible to unanticipated security threats as our and the market’s understanding of AI-centric security risks and protection methods continue to develop. We have in the past discovered, and may in the future discover, some errors in our software code only after we have released the code. Systems and control failures, security breaches, failure to comply with our privacy policies, and/or inadvertent disclosure of user data could result in government and legal exposure, seriously harm our reputation, brand, and business, and impair our ability to attract and retain users or customers. Such incidents have occurred in the past and may continue to occur due to the scale and nature of our products and services. While there is no guarantee that such incidents will not cause significant damage, we expect to continue to expend significant resources to maintain security protections that limit the effect of bugs, theft, misuse, and security vulnerabilities or breaches.
We experience cyber attacks and other attempts to gain unauthorized access to our systems on a regular basis. Cyber attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. We have seen, and will continue to see, industry-wide software supply chain vulnerabilities, which could affect our or other parties’ systems. We expect to continue to experience such incidents or vulnerabilities in the future. Our efforts to address undesirable activity on our platform may also increase the risk of retaliatory attack. In addition, we face the risk of cyber attacks by nation-states and state-sponsored actors. These attacks may target us or our customers, particularly our public sector customers (including federal, state, and local governments). Geopolitical tensions or armed conflicts, such as the ongoing conflict in the Middle East and Ukraine, may increase these risks.
We may experience security issues, whether due to employee or insider error or malfeasance, system errors, or vulnerabilities in our or other parties’ systems. While we may not determine some of these issues to be material at the
16.

Table of Contents	Alphabet Inc.
time they occur and may remedy them quickly, there is no guarantee that these issues will not ultimately result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation, and negative publicity. There is also no guarantee that a series of related issues may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. Because the techniques used to obtain unauthorized access to, disable or degrade service provided by or otherwise sabotage systems change frequently and often are recognized only after being launched against a target, even taking all reasonable precautions, including those required by law, we have been unable in the past and may continue to be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures.
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
In addition to our efforts to prevent and mitigate cyber attacks, we are making significant investments in safety, security, and review efforts to combat misuse of our services and unauthorized access to user data by third parties, including investigation and review of platform applications that could access the information of users of our services. As a result of these efforts, we have in the past discovered, and may in the future discover, incidents of unnecessary access to or misuse of user data or other undesirable activity by third parties. However, we may not have discovered, and may in the future not discover, all such incidents or activity, whether as a result of our data limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, or other factors, including factors outside of our control such as a natural disaster or pandemic, and we may learn of such incidents or activity via third parties. Such incidents and activities may include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper ad purchases, activities that threaten people’s safety on- or off-line, or instances of spamming, scraping, or spreading disinformation. While we may not determine some of these incidents to be material at the time they occurred and we may remedy them quickly, there is no guarantee that these issues will not ultimately result in significant legal, financial, and reputational harm, including government inquiries and enforcement actions, litigation, and negative publicity. There is also no guarantee that a series of related issues may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence.
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
17.

Table of Contents	Alphabet Inc.
uniformly high-quality content. Increased use of AI in our offerings and internal systems may create new avenues of abuse for bad actors.
Many websites violate or attempt to violate our guidelines, including by seeking to inappropriately rank higher in search results than our search engine's assessment of their relevance and utility would rank them. Such efforts have affected, and may continue to affect, the quality of content on our platforms and lead them to display false, misleading, or undesirable content. Although English-language web spam in our search results has been reduced, and web spam in most other languages is limited, we expect web spammers will continue to seek inappropriate ways to improve their rankings. Although we continue to invest in and deploy proprietary technology to detect and prevent web spam on our platforms, there is no guarantee that our technology will always be successful, and our users may have negative experiences on our platforms if our technology fails to work as intended, which may affect our users' decisions in continuing to use our platforms. We also face other challenges from low-quality and irrelevant content websites, including content farms, which are websites that generate large quantities of low-quality content to help them improve their search rankings. We are continually launching algorithmic changes designed to detect and prevent abuse from low-quality websites, but we may not always be successful. We also face other challenges on our platforms, including violations of our content guidelines involving incidents such as attempted election interference, activities that threaten the safety and/or well-being of our users on- or off-line, and the spreading of misinformation or disinformation.
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
We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subjects, and our introduction of new businesses, products, services, and technologies will likely continue to subject us to additional laws and regulations. In recent years, governments around the world have proposed and adopted a large number of new laws and regulations relevant to the digital economy, particularly in the areas of data privacy and security, competition, environmental, social and governance (ESG) requirements, AI, and online content. The costs of compliance with these measures are high and are likely to increase in the future.
New or changing laws and regulations, or new interpretations or applications of existing laws and regulations in a manner inconsistent with our practices, have resulted in, and may continue to result in, less useful products and services, altered business practices, limited ability to pursue certain business models or offer certain products and services, substantial costs, and civil or criminal liability. Examples include laws and regulations regarding:
•Competition and technology platforms’ business practices: Laws and regulations focused on large technology platforms, including the Digital Markets Act in the European Union (EU); regulations and legal
18.

Table of Contents	Alphabet Inc.
settlements in the U.S., South Korea, and elsewhere that affect Google Play’s billing policies, fees, and business model; as well as litigation and new regulations under consideration in a range of jurisdictions.
•AI: Laws and regulations focused on the development, use, and provision of AI technologies and other digital products and services, which could result in monetary penalties or other regulatory actions. For example, while legislative text has yet to be finalized and formally approved, provisional political agreement on a proposed EU AI Act was reached between co-legislators in December 2023, including that specific transparency and other requirements would be introduced for general purpose AI systems and the models on which those systems are based. In addition, the White House's Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence devises a framework for the U.S. government, among other things, to regulate private sector use and development of certain foundation models.
•Data privacy, collection, and processing: Laws and regulations further restricting the collection, processing, and/or sharing of user or advertising-related data, including privacy and data protection laws; laws affecting the processing of children's data (as discussed further below), data breach notification laws, and laws limiting data transfers (including data localization laws).
•Copyright and other intellectual property: Copyright and related laws, including the EU Directive on Copyright in the Digital Single Market and European Economic Area transpositions, which may introduce new licensing regimes, increase liability with respect to content uploaded by users or linked to from our platforms, or create property rights in news publications that could require payments to news agencies and publishers, which may result in other regulatory actions.
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
In addition, the applicability and scope of these and other laws and regulations, as interpreted by courts, regulators, or administrative bodies, remain uncertain and could be interpreted in ways that harm our business. For example, we rely on statutory safe harbors, like those set forth in the Digital Millennium Copyright Act and Section 230 of the Communications Decency Act in the U.S. and the E-Commerce Directive in Europe, to protect against liability for various linking, caching, ranking, recommending, and hosting activities. Legislation or court rulings affecting these safe harbors may adversely affect us and may impose significant operational challenges. There are legislative proposals and pending litigation in the U.S., EU, and around the world that could diminish or eliminate safe harbor protection for websites and online platforms. Our development, use, and commercialization of AI products and services (including our implementation of AI in our offerings and internal systems) could subject us to regulatory action and legal liability, including under specific legislation regulating AI, as well as new applications of existing data protection, cybersecurity, privacy, intellectual property, and other laws.
We are and may continue to be subject to claims, lawsuits, regulatory and government investigations, enforcement actions, consent orders, and other forms of regulatory scrutiny and legal liability that could harm our business, reputation, financial condition, and operating results.
We are subject to claims, lawsuits, regulatory and government investigations, other proceedings, and orders involving competition, intellectual property, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, and other matters. We are also subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation, and we may also be subject to claims involving health and safety, hazardous materials usage, other environmental effects, AI training, development, and commercialization, or service disruptions or failures. Claims have been brought, and we expect will continue to be brought, against us for defamation, negligence, breaches of contract, copyright and trademark infringement, unfair competition, unlawful activity, torts, privacy rights violations, fraud, or other legal theories based on the nature and content of information available on or via our services, the design and effect of our products and services, or due to our involvement in hosting, transmitting, marketing, branding, or providing access to content created by third parties.
19.

Table of Contents	Alphabet Inc.
For example, in December 2023, a California jury delivered a verdict in Epic Games v. Google finding that Google violated antitrust laws related to Google Play's billing practices. The presiding judge will determine remedies in 2024 and the range of potential remedies vary widely. We plan to appeal. In addition, the U.S. Department of Justice, various U.S. states, and other plaintiffs have filed several antitrust lawsuits about various aspects of our business, including our advertising technologies and practices, the operation and distribution of Google Search, and the operation and distribution of the Android operating system and Play Store. Other regulatory agencies in the U.S. and around the world, including competition enforcers, consumer protection agencies, and data protection authorities, have challenged and may continue to challenge our business practices and compliance with laws and regulations. We are cooperating with these investigations and defending litigation or appealing decisions where appropriate.
Various laws, regulations, investigations, enforcement lawsuits, and regulatory actions have involved in the past, and may in the future result in substantial fines and penalties, injunctive relief, ongoing monitoring and auditing obligations, changes to our products and services, alterations to our business models and operations, including divestiture, and collateral related civil litigation or other adverse consequences, all of which could harm our business, reputation, financial condition, and operating results.
Any of these legal proceedings could result in legal costs, diversion of management resources, negative publicity and other harms to our business. Estimating liabilities for our pending proceedings is a complex, fact-specific, and speculative process that requires significant judgment, and the amounts we are ultimately liable for may be less than or exceed our estimates. The resolution of one or more such proceedings has resulted in, and may in the future result in, additional substantial fines, penalties, injunctions, and other sanctions that could harm our business, reputation, financial condition, and operating results.
For additional information about the ongoing material legal proceedings to which we are subject, see Legal Proceedings in Part I, Item 3 of this Annual Report on Form 10-K.
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
•Various comprehensive U.S. state and foreign privacy laws, which give new data privacy rights to their respective residents (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data.
•State laws governing the processing of biometric information, such as the Illinois Biometric Information Privacy Act and the Texas Capture or Use of Biometric Identifier Act, which impose obligations on businesses that collect or disclose consumer biometric information.
•Various federal, state, and foreign laws governing how companies provide age appropriate experiences to children and minors, including the collection and processing of children and minor’s data. These include the Children’s Online Privacy Protection Act of 1998, and the United Kingdom Age-Appropriate Design Code, all of which address the use and disclosure of the personal data of children and minors and impose obligations on online services or products directed to or likely to be accessed by children.
•The California Internet of Things Security Law, which regulates the security of data used in connection with internet-connected devices.
•The EU’s Digital Markets Act, which will require in-scope companies to obtain user consent for combining data across certain products and require search engines to share anonymized data with rival companies, among other changes.
20.

Table of Contents	Alphabet Inc.
Further, we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive personal data, as well as ongoing enforcement actions from supervisory authorities related to cross-border transfers of personal data. The validity of various data transfer mechanisms we currently rely upon remains subject to legal, regulatory, and political developments in both Europe and the U.S., which may require us to adapt our existing arrangements.
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
Expectations relating to ESG considerations could expose us to potential liabilities, increased costs, and reputational harm.
We are subject to laws, regulations, and other measures that govern a wide range of topics, including those related to matters beyond our core products and services. For instance, new laws, regulations, policies, and international accords relating to ESG matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in Europe, the U.S., and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. We have implemented robust ESG programs, adopted reporting frameworks and principles, and announced a number of goals and initiatives. The implementation of these goals and initiatives may require considerable investments, and our goals, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and may change. We cannot guarantee that our goals and initiatives will be fully realized on the timelines we expect or at all, and projects that are completed as planned may not achieve the results we anticipate. Any failure, or perceived failure, by us to adhere to our public statements, comply fully with developing interpretations of ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could harm our business, reputation, financial condition, and operating results.
We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.
We are subject to a variety of taxes and tax collection obligations in the U.S. and numerous foreign jurisdictions. Our effective tax rates are affected by a variety of factors, including changes in the mix of earnings in jurisdictions with different statutory tax rates, net gains and losses on hedges and related transactions under our foreign exchange risk management program, changes in our stock price for shares issued as employee compensation, changes in the valuation of our deferred tax assets or liabilities, and the application of different provisions of tax laws or changes in tax laws, regulations, or accounting principles (including changes in the interpretation of existing laws). Further, if we are
21.

Table of Contents	Alphabet Inc.
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
Furthermore, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions may be subject to significant changes in ways that could harm our financial condition and operating results. For example, various jurisdictions around the world have enacted or are considering revenue-based taxes such as digital services taxes and other targeted taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The Organization for Economic Cooperation and Development (OECD) is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Our effective tax rate and cash tax payments could increase in future years as a result of these changes.
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
Our Class B stock has 10 votes per share, our Class A stock has one vote per share, and our Class C stock has no voting rights. As of December 31, 2023, Larry Page and Sergey Brin beneficially owned approximately 86.5% of our outstanding Class B stock, which represented approximately 51.5% of the voting power of our outstanding common stock. Through their stock ownership, Larry and Sergey have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C stock carries no voting rights (except as required by applicable law), the issuance of the Class C stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could continue Larry and Sergey’s current relative voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. The share repurchases made pursuant to our repurchase program may also affect Larry and Sergey’s relative voting power. This concentrated control limits or severely restricts other stockholders’ ability to influence corporate matters and we may take actions that some of our stockholders do not view as beneficial, which could reduce the market price of our Class A stock and our Class C stock.
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
22.

Table of Contents	Alphabet Inc.
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
Our operating results have fluctuated, and may in the future fluctuate, as a result of a number of factors, many outside of our control, including the cyclical nature and seasonality in our business and geopolitical events. As a result, comparing our operating results (including our expenses as a percentage of our revenues) on a period-to-period basis may not be meaningful, and our past results should not be relied on as an indication of our future performance. Consequently, our operating results in future quarters may fall below expectations.
Acquisitions, joint ventures, investments, and divestitures could result in operating difficulties, dilution, and other consequences that could harm our business, financial condition, and operating results.
Acquisitions, joint ventures, investments, and divestitures are important elements of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and operating results. We expect to continue to evaluate and enter into discussions regarding a wide array of such potential strategic arrangements, which could create unforeseen operating difficulties and expenditures. Some of the areas where we face risks include:
•diversion of management time and focus from operating our business to challenges related to acquisitions and other strategic arrangements;
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
•implementation of controls (or remediation of control deficiencies), procedures, and policies at the acquired company;
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
•failure to accomplish commercial, strategic or financial objectives with respect to investments, joint ventures, and other strategic arrangements;
•failure to realize the value of investments and joint ventures due to a lack of liquidity;
23.

Table of Contents	Alphabet Inc.
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
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and other strategic arrangements could cause us to fail to realize their anticipated benefits, incur unanticipated liabilities, and harm our business generally.
Our acquisitions and other strategic arrangements could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition and operating results. Also, the anticipated benefits or value of our acquisitions and other strategic arrangements may not materialize. In connection with our divestitures, we have agreed, and may in the future agree, to provide indemnification for certain potential liabilities, which could harm our financial condition and operating results.
We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain and continue to adapt our corporate culture, we may not be able to grow or operate effectively.
Our performance and future success depends in large part upon the continued service of key technical leads as well as members of our senior management team. For instance, Sundar Pichai is critical to the overall management of Alphabet and its subsidiaries and plays an important role in the development of our technology, maintaining our culture, and setting our strategic direction.
Our ability to compete effectively and our future success depend on our continuing to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted, and may continue to target, our employees. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Restrictive immigration policy and regulatory changes may also affect our ability to hire, mobilize, or retain some of our global talent. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies.
In addition, we believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization grows and evolves, we may need to adapt our corporate culture and work environments to ever-changing circumstances, such as during times of a natural disaster or pandemic, and these changes could affect our ability to compete effectively or have an adverse effect on our corporate culture. Under our hybrid work models, we may experience increased costs and/or disruption, in addition to potential effects on our ability to operate effectively and maintain our corporate culture.
ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.     CYBERSECURITY
We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from multiple external experts and internal threat intelligence teams. Teams of dedicated privacy, safety, and security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Leadership for these teams are professionals with deep cybersecurity expertise across multiple industries, including our Vice President of Privacy, Safety, and Security Engineering. Our executive leadership team, along with input from the above teams, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.
As part of our cybersecurity risk management system, our incident management teams track and log privacy and security incidents across Alphabet, our vendors, and other third-party service providers to remediate and resolve any such incidents. Significant incidents are reviewed regularly by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to designated members of our senior management. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our
24.

Table of Contents	Alphabet Inc.
senior management makes the final materiality determinations and disclosure and other compliance decisions. Our management apprises Alphabet’s independent public accounting firm of matters and any relevant developments.
The Audit and Compliance Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit and Compliance Committee. Internal Audit maintains a dedicated cybersecurity auditing team that independently tests our cybersecurity controls.
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.
ITEM 2.PROPERTIES
Our headquarters are located in Mountain View, California. We own and lease office facilities and data centers around the world, primarily in Asia, Europe, and North America. We believe our existing facilities are in good condition and suitable for the conduct of our business.
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
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
As of October 2, 2015, Alphabet Inc. became the successor issuer of Google Inc. pursuant to Rule 12g-3(a) under the Exchange Act. Our Class A stock has been listed on the Nasdaq Global Select Market under the symbol “GOOG” since August 19, 2004, and under the symbol "GOOGL" since April 3, 2014. Prior to August 19, 2004, there was no public market for our stock. Our Class B stock is neither listed nor traded. Our Class C stock has been listed on the Nasdaq Global Select Market under the symbol “GOOG” since April 3, 2014.
Holders of Record
As of December 31, 2023, there were approximately 7,305 and 1,757 stockholders of record of our Class A stock and Class C stock, respectively. Because many of our shares of Class A stock and Class C stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2023, there were approximately 59 stockholders of record of our Class B stock.
Dividend Policy
We have never declared or paid any cash dividend on our common or capital stock. The primary use of capital continues to be to invest for the long-term growth of the business. We regularly evaluate our cash and capital structure, including the size, pace, and form of capital return to stockholders.
25.

Table of Contents	Alphabet Inc.
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended December 31, 2023:

Period	Total Number of Class A Shares Purchased (in thousands)(1)	Total Number of Class C Shares Purchased (in thousands)(1)	Average Price Paid per Class A Share(2)	Average Price Paid per Class C Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1 - 31	9,923	38,687	$134.66	$135.65	48,610	$45,736
November 1 - 30	9,197	28,198	$134.53	$135.16	37,395	$40,725
December 1 - 31	7,502	24,760	$135.76	$136.37	32,262	$36,347
Total	26,622	91,645			118,267
(1)    Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. For additional information related to share repurchases, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
(2)    Average price paid per share includes costs associated with the repurchases.

26.

Table of Contents	Alphabet Inc.
Stock Performance Graphs
The graph below matches Alphabet Inc. Class A's cumulative five-year total stockholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018, to December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE 5-YEAR TOTAL RETURN*
ALPHABET INC. CLASS A COMMON STOCK
Among Alphabet Inc., the S&P 500 Index, the
NASDAQ Composite Index, and the RDG Internet Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Alphabet Inc. Class A
S&P 500
NASDAQ Composite
RDG Internet Composite

*$100 invested on December 31, 2018, in stock or index, including reinvestment of dividends.
Copyright© 2024 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
27.

Table of Contents	Alphabet Inc.
The graph below matches Alphabet Inc. Class C's cumulative five-year total stockholder return on capital stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our Class C capital stock and in each index (with the reinvestment of all dividends) from December 31, 2018, to December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE 5-YEAR TOTAL RETURN*
ALPHABET INC. CLASS C CAPITAL STOCK
Among Alphabet Inc., the S&P 500 Index, the
NASDAQ Composite Index, and the RDG Internet Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Alphabet Inc. Class C
S&P 500
NASDAQ Composite
RDG Internet Composite

*$100 invested on December 31, 2018, in stock or in index, including reinvestment of dividends.
Copyright© 2024 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
ITEM 6.[Reserved]
28.

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
The following section generally discusses 2023 results compared to 2022 results. Discussion of 2022 results compared to 2021 results to the extent not included in this report can be found in Item 7 of our 2022 Annual Report on Form 10-K.
Understanding Alphabet’s Financial Results
Alphabet is a collection of businesses — the largest of which is Google. We report Google in two segments, Google Services and Google Cloud; we also report all non-Google businesses collectively as Other Bets. For additional information on our segments, see Part I, Item 1 Business and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Trends in Our Business and Financial Effect
The following long-term trends have contributed to the results of our consolidated operations, and we anticipate that they will continue to affect our future results:
•Users' behaviors and advertising continue to shift online as the digital economy evolves.
The continuing evolution of the online world has contributed to the growth of our business and our revenues since inception. We expect that this evolution will continue to benefit our business and our revenues, although at a slower pace than we have experienced historically, in particular after the outsized growth in our advertising revenues during the COVID-19 pandemic. In addition, we face increasing competition for user engagement and advertisers, which may affect our revenues.
•Users continue to access our products and services using diverse devices and modalities, which allows for new advertising formats that may benefit our revenues but adversely affect our margins.
Our users are accessing our products and services via diverse devices and modalities, such as smartphones, wearables, connected TVs, and smart home devices, and want to be able to be connected no matter where they are or what they are doing. We are focused on expanding our products and services to stay in front of these trends in order to maintain and grow our business.
We benefit from advertising revenues generated from different channels, including mobile, and newer advertising formats. The margins from these channels and newer products have generally been lower than those from traditional desktop search. Additionally, as the market for a particular device type or modality matures, our advertising revenues may be affected. For example, changing dynamics within the global smartphone market, such as increased market saturation in developed countries, can affect our mobile advertising revenues.
We expect TAC paid to our distribution partners and Google Network partners to increase as our revenues grow and TAC as a percentage of our advertising revenues ("TAC rate") to be affected by changes in device mix; geographic mix; partner agreement terms; partner mix; the percentage of queries channeled through paid access points; product mix; the relative revenue growth rates of advertising revenues from different channels; and revenue share terms.
We expect these trends to continue to affect our revenues and put pressure on our margins.
•As online advertising evolves, we continue to expand our product offerings, which may affect our monetization.
As interactions between users and advertisers change, and as online user behavior evolves, we continue to expand our product offerings to serve these changing needs, which may affect our monetization. For example, revenues from ads on YouTube and Google Play monetize at a lower rate than our traditional search ads. We also expect to continue to incorporate AI innovations into our products, such as AI in Search, that could affect our monetization trends. When developing new products and services we generally focus first on user experience and then on monetization.
•As users in developing economies increasingly come online, our revenues from international markets continue to increase, and may require continued investments. In addition, movements in foreign exchange rates affect such revenues.
29.

Table of Contents	Alphabet Inc.
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
•The revenues that we derive beyond advertising are increasing and may adversely affect our margins.
Revenues from cloud, consumer subscriptions, platforms, and devices, which may have differing characteristics than our advertising revenues, have grown over time, and we expect this trend to continue as we focus on expanding our products and services. The margins on these revenues vary significantly and are generally lower than the margins on our advertising revenues. For example, sales of our devices adversely affect our consolidated margins due to pressures on pricing and higher cost of sales.
•As we continue to serve our users and expand our businesses, we will invest heavily in operating and capital expenditures.
We continue to make significant research and development investments in areas of strategic focus as we seek to develop new, innovative offerings, improve our existing offerings, and rapidly and responsibly deploy AI across our businesses. We also expect to increase, relative to 2023, our investment in our technical infrastructure, including servers, network equipment, and data centers, to support the growth of our business and our long-term initiatives, in particular in support of AI products and services. In addition, acquisitions and strategic investments contribute to the breadth and depth of our offerings, expand our expertise in engineering and other functional areas, and build strong partnerships around strategic initiatives.
•We continue to face an evolving regulatory environment, and we are subject to claims, lawsuits, investigations, and other forms of potential legal liability, which could affect our business practices and financial results.
Changes in social, political, economic, tax, and regulatory conditions or in laws and policies governing a wide range of topics and related legal matters, including investigations, lawsuits, and regulatory actions, have resulted in fines and caused us to change our business practices. As these global trends continue, our cost of doing business may increase, our ability to pursue certain business models or offer certain products or services may be limited, and we may need to change our business practices to comply with evolving regulatory and legal matters. Examples include the antitrust complaints filed by the U.S. Department of Justice and a number of state Attorneys General; legislative proposals and pending litigation in the U.S., EU, and around the world that could diminish or eliminate safe harbor protection for websites and online platforms; and the Digital Markets Act and Digital Services Act in Europe and various legislative proposals in the U.S. focused on large technology platforms. For additional information, see Item 1A Risk Factors and Legal Matters in Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Our employees are critical to our success and we expect to continue investing in them.
Our employees are among our best assets and are critical for our continued success. We expect to continue hiring talented employees around the globe and to provide competitive compensation programs. For additional information, see Culture and Workforce in Part I, Item 1 Business of this Annual Report on Form 10-K.
Revenues and Monetization Metrics
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure and platform services as well as communication and collaboration tools; sales of other products and services, such as apps and in-app purchases, and devices; and fees received for consumer subscription-based products. For additional information on how we recognize revenue, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
In addition to the long-term trends and their financial effect on our business discussed above, fluctuations in our revenues have been, and may continue to be, affected by a combination of general factors, including:
•changes in foreign currency exchange rates;
30.

Table of Contents	Alphabet Inc.
•changes in pricing, such as those resulting from changes in fee structures, discounts, and customer incentives;
•general economic conditions and various external dynamics, including geopolitical events, regulations, and other measures and their effect on advertiser, consumer, and enterprise spending;
•new product and service launches; and
•seasonality.
Additionally, fluctuations in our revenues generated from advertising ("Google advertising"), revenues from other sources ("Google subscriptions, platforms, and devices revenues"), Google Cloud, and Other Bets revenues have been, and may continue to be, affected by other factors unique to each set of revenues, as described below.
Google Services
Google Services revenues consist of Google advertising as well as Google subscriptions, platforms, and devices revenues.
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
Fluctuations in our advertising revenues, as well as the change in paid clicks and cost-per-click on Google Search & other properties and the change in impressions and cost-per-impression on Google Network properties and the correlation between these items have been, and may continue to be, affected by factors in addition to the general factors described above, such as:
•advertiser competition for keywords;
•changes in advertising quality, formats, delivery or policy;
•changes in device mix;
•seasonal fluctuations in internet usage, advertising expenditures, and underlying business trends, such as traditional retail seasonality; and
•traffic growth in emerging markets compared to more mature markets and across various verticals and channels.
31.

Table of Contents	Alphabet Inc.
Google Subscriptions, Platforms, and Devices
Google subscriptions, platforms, and devices revenues are comprised of the following:
•consumer subscriptions, which primarily include revenues from YouTube services, such YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket, as well as Google One;
•platforms, which primarily include revenues from Google Play from the sales of apps and in-app purchases;
•devices, which primarily include sales of the Pixel family of devices; and
•other products and services.
Fluctuations in our Google subscriptions, platforms, and devices revenues have been, and may continue to be, affected by factors in addition to the general factors described above, such as changes in customer usage and demand, number of subscribers, and fluctuations in the timing of product launches.
Google Cloud
Google Cloud revenues are comprised of the following:
•Google Cloud Platform, which generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as cybersecurity, databases, analytics, and AI offerings including our AI infrastructure, Vertex AI platform, and Duet AI for Google Cloud;
•Google Workspace, which includes subscriptions for cloud-based communication and collaboration tools for enterprises, such as Calendar, Gmail, Docs, Drive, and Meet, with integrated features like Duet AI in Google Workspace; and
•other enterprise services.
Fluctuations in our Google Cloud revenues have been, and may continue to be, affected by factors in addition to the general factors described above, such as customer usage.
Other Bets
Revenues from Other Bets are generated primarily from the sale of healthcare-related services and internet services.
Costs and Expenses
Our cost structure has two components: cost of revenues and operating expenses. Our operating expenses include costs related to R&D, sales and marketing, and general and administrative functions. Certain of our costs and expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to changes in revenue. Additionally, fluctuations in compensation expenses may not directly correlate with changes in headcount, in particular due to annual stock-based compensation (SBC) awards that generally vest over four years.
Cost of Revenues
Cost of revenues is comprised of TAC and other costs of revenues.
•TAC includes:
◦amounts paid to our distribution partners who make available our search access points and services. Our distribution partners include browser providers, mobile carriers, original equipment manufacturers, and software developers; and
◦amounts paid to Google Network partners primarily for ads displayed on their properties.
•Other cost of revenues primarily includes:
◦compensation expense related to our data centers and other operations such as content review and customer and product support;
◦content acquisition costs, which are payments to content providers from whom we license video and other content for distribution on YouTube and Google Play (we pay fees to these content providers based on revenues generated or a flat fee);
◦depreciation expense related to our technical infrastructure; and
◦inventory and other costs related to the devices we sell.
32.

Table of Contents	Alphabet Inc.
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
•expenses relating to legal matters, including certain fines and settlements; and
•third-party services fees, including audit, consulting, outside legal, and other outsourced administrative services.
Other Income (Expense), Net
OI&E, net primarily consists of interest income (expense), the effect of foreign currency exchange gains (losses), net gains (losses) and impairment on our marketable and non-marketable securities, performance fees, and income (loss) and impairment from our equity method investments.
For additional information, including how we account for our investments and factors that can drive fluctuations in the value of our investments, see Note 1 and Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 as well as Item 7A Quantitative and Qualitative Disclosures About Market Risk of this Annual Report on Form 10-K.
Provision for Income Taxes
Provision for income taxes represents the estimated amount of federal, state, and foreign income taxes incurred in the U.S. and the many jurisdictions in which we operate. The provision includes the effect of reserve provisions and changes to reserves that are considered appropriate as well as the related net interest and penalties.
For additional information, including a reconciliation of the U.S. federal statutory rate to our effective tax rate, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
33.

Table of Contents	Alphabet Inc.
Executive Overview
The following table summarizes our consolidated financial results (in millions, except for per share information and percentages):

	Year Ended December 31,
	2022	2023	$ Change	% Change
Consolidated revenues	$282,836	$307,394	$24,558	9%
Change in consolidated constant currency revenues(1)				10%

Cost of revenues	$126,203	$133,332	$7,129	6%
Operating expenses	$81,791	$89,769	$7,978	10%

Operating income	$74,842	$84,293	$9,451	13%
Operating margin	26%	27%		1%

Other income (expense), net	$(3,514)	$1,424	$4,938	NM

Net income	$59,972	$73,795	$13,823	23%
Diluted EPS	$4.56	$5.80	$1.24	27%
NM = Not Meaningful
(1)    See "Use of Non-GAAP Constant Currency Information" below for details relating to our use of constant currency information.
•Revenues were $307.4 billion, an increase of 9% year over year, primarily driven by an increase in Google Services revenues of $19.0 billion, or 8%, and an increase in Google Cloud revenues of $6.8 billion, or 26%.
•Total constant currency revenues, which exclude the effect of hedging, increased 10% year over year.
•Cost of revenues was $133.3 billion, an increase of 6% year over year, primarily driven by increases in content acquisition costs, compensation expenses, and TAC. The increase in compensation expenses included charges related to employee severance associated with the reduction in our workforce. Additionally, cost of revenues benefited from a reduction in depreciation due to the change in estimated useful lives of our servers and network equipment.
•Operating expenses were $89.8 billion, an increase of 10% year over year, primarily driven by an increase in compensation expenses and charges related to our office space optimization efforts. The increase in compensation expenses was largely the result of charges related to employee severance associated with the reduction in our workforce and an increase in SBC expense. Operating expenses benefited from the change in the estimated useful lives of our servers and certain network equipment.
Other Information:
•In January 2023, we announced a reduction of our workforce, and as a result we recorded employee severance and related charges of $2.1 billion for the year ended December 31, 2023. In addition, we are taking actions to optimize our global office space. As a result, exit charges recorded during the year ended December 31, 2023, were $1.8 billion. In addition to these exit charges, for the year ended December 31, 2023, we incurred $269 million in accelerated rent and accelerated depreciation. For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
•In January 2023, we completed an assessment of the useful lives of our servers and network equipment, resulting in a change in the estimated useful life of our servers and certain network equipment to six years. The effect of this change was a reduction in depreciation expense of $3.9 billion for the year ended December 31, 2023, recognized primarily in cost of revenues and R&D expenses. For additional information, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
34.

Table of Contents	Alphabet Inc.
•On July 21, 2023, the IRS announced a rule change allowing taxpayers to temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits. This announcement applies to foreign taxes paid or accrued in the fiscal years 2022 and 2023. A cumulative one-time adjustment applicable to the prior period for this tax rule change was recorded in 2023 and is reflected in our effective tax rate of 13.9% for the year ended December 31, 2023.
•Repurchases of Class A and Class C shares were $62.2 billion for the year ended December 31, 2023. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
•Operating cash flow was $101.7 billion for the year ended December 31, 2023.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $32.3 billion for the year ended December 31, 2023.
•As of December 31, 2023, we had 182,502 employees.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Year Ended December 31,
	2022	2023
Google Search & other	$162,450	$175,033
YouTube ads	29,243	31,510
Google Network	32,780	31,312
Google advertising	224,473	237,855
Google subscriptions, platforms, and devices	29,055	34,688
Google Services total	253,528	272,543
Google Cloud	26,280	33,088
Other Bets	1,068	1,527
Hedging gains (losses)	1,960	236
Total revenues	$282,836	$307,394
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $12.6 billion from 2022 to 2023. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.
YouTube ads
YouTube ads revenues increased $2.3 billion from 2022 to 2023. The growth was driven by our brand and direct response advertising products, both of which benefited from increased spending by our advertisers.
Google Network
Google Network revenues decreased $1.5 billion from 2022 to 2023, primarily driven by a decrease in Google Ad Manager and AdSense revenues.
35.

Table of Contents	Alphabet Inc.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from 2022 to 2023:

Google Search & other
Paid clicks change	7%
Cost-per-click change	1%
Google Network
Impressions change	(5)%
Cost-per-impression change	0%
Changes in paid clicks and impressions are driven by a number of interrelated factors, including changes in advertiser spending; ongoing product and policy changes; and, as it relates to paid clicks, fluctuations in search queries resulting from changes in user adoption and usage, primarily on mobile devices.
Changes in cost-per-click and cost-per-impression are driven by a number of interrelated factors including changes in device mix, geographic mix, advertiser spending, ongoing product and policy changes, product mix, property mix, and changes in foreign currency exchange rates.
Google subscriptions, platforms, and devices
Google subscriptions, platforms, and devices revenues increased $5.6 billion from 2022 to 2023 primarily driven by growth in subscriptions, largely for YouTube services. The growth in YouTube services was primarily due to an increase in paid subscribers.
Google subscriptions, platforms, and devices revenues increased $1.0 billion from 2021 to 2022 primarily driven by growth in subscription and device revenues, partially offset by a decrease in platform revenues. The growth in subscriptions was largely for YouTube services, primarily due to an increase in paid subscribers. The growth in device revenues was primarily driven by increased sales of Pixel devices. The decrease in platform revenues was primarily due to Google Play, driven by the fee structure changes we announced in 2021 as well as a decrease in buyer spending. Additionally, the overall increase in Google subscriptions, platforms, and devices revenues was adversely affected by the unfavorable effect of foreign currency exchange rates.
Google Cloud
Google Cloud revenues increased $6.8 billion from 2022 to 2023. Growth was primarily driven by Google Cloud Platform followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in Google Cloud Platform.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Year Ended December 31,
	2022	2023
United States	48%	47%
EMEA	29%	30%
APAC	16%	17%
Other Americas	6%	6%
Hedging gains (losses)	1%	0%
For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
36.

Table of Contents	Alphabet Inc.
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
The following table presents the foreign currency exchange effect on international revenues and total revenues (in millions, except percentages):

			Year Ended December 31, 2023
					% Change from Prior Period
	Year Ended December 31,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2022	2023
United States	$134,814	$146,286	$0	$146,286	9%		0%	9%
EMEA	82,062	91,038	460	90,578	11%		1%	10%
APAC	47,024	51,514	(1,759)	53,273	10%		(3)%	13%
Other Americas	16,976	18,320	(654)	18,974	8%		(4)%	12%
Revenues, excluding hedging effect	280,876	307,158	(1,953)	309,111	9%		(1)%	10%
Hedging gains (losses)	1,960	236
Total revenues(1)	$282,836	$307,394		$309,111	9%	0%	(1)%	10%
(1)Total constant currency revenues of $309.1 billion for 2023 increased $28.2 billion compared to $280.9 billion in revenues, excluding hedging effect, for 2022.
EMEA revenue growth was favorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Euro, partially offset by the U.S. dollar strengthening relative to the Turkish lira.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Argentine peso.
37.

Table of Contents	Alphabet Inc.

Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Year Ended December 31,
	2021	2022	2023
TAC	$45,566	$48,955	$50,886
Other cost of revenues	65,373	77,248	82,446
Total cost of revenues	$110,939	$126,203	$133,332
Total cost of revenues as a percentage of revenues	43%	45%	43%
Cost of revenues increased $7.1 billion from 2022 to 2023 due to an increase in other cost of revenues and TAC of $5.2 billion and $1.9 billion, respectively.
The increase in TAC from 2022 to 2023 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 21.8% to 21.4% from 2022 to 2023 primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rate on Google Search & other revenues and the TAC rate on Google Network revenues were both substantially consistent from 2022 to 2023.
The increase in other cost of revenues from 2022 to 2023 was primarily due to increases in content acquisition costs, largely for YouTube, and compensation expenses, which included $479 million of charges related to employee severance associated with the reduction in our workforce. Additionally, other cost of revenues benefited from a reduction in depreciation expense due to the change in estimated useful lives of our servers and network equipment.
The increase in other cost of revenues of $11.9 billion from 2021 to 2022 was primarily due to increases in device costs, compensation expenses, depreciation, and equipment-related expenses.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Year Ended December 31,
	2022	2023
Research and development expenses	$39,500	$45,427
Research and development expenses as a percentage of revenues	14%	15%
R&D expenses increased $5.9 billion from 2022 to 2023 primarily driven by an increase in compensation expenses of $2.9 billion, $870 million in charges related to our office space optimization efforts, and an increase in depreciation expense of $722 million. The $2.9 billion increase in compensation expenses was largely the result of a 4% increase in average headcount, after adjusting for roles affected by the reduction in our workforce, and an increase in SBC expense. Additionally, the increase in compensation expenses included $848 million in employee severance charges associated with the reduction in our workforce. The $722 million increase in depreciation expense reflected an offsetting benefit of the change in the estimated useful lives of our servers and network equipment.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Year Ended December 31,
	2022	2023
Sales and marketing expenses	$26,567	$27,917
Sales and marketing expenses as a percentage of revenues	9%	9%
Sales and marketing expenses increased $1.4 billion from 2022 to 2023, primarily driven by an increase in compensation expenses of $1.6 billion, partially offset by a decrease in advertising and promotional activities of $441 million. The $1.6 billion increase in compensation expenses was largely the result of $497 million in employee severance charges associated with the reduction in our workforce in addition to a combination of other factors, none of which were individually significant.
38.

Table of Contents	Alphabet Inc.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Year Ended December 31,
	2022	2023
General and administrative expenses	$15,724	$16,425
General and administrative expenses as a percentage of revenues	6%	5%
General and administrative expenses increased $701 million from 2022 to 2023, primarily driven by an increase in compensation expenses of $416 million, which was largely the result of $264 million in employee severance charges associated with the reduction in our workforce in addition to a combination of other factors, none of which were individually significant.

Segment Profitability
The following table presents segment operating income (loss) (in millions).

	Year Ended December 31,
	2022	2023
Operating income (loss):
Google Services	$82,699	$95,858
Google Cloud	(1,922)	1,716
Other Bets	(4,636)	(4,095)
Alphabet-level activities(1)	(1,299)	(9,186)
Total income from operations	$74,842	$84,293
(1)In addition to the costs included in Alphabet-level activities, hedging gains (losses) related to revenue were $2.0 billion and $236 million in 2022 and 2023, respectively. For the year ended December 31, 2023, Alphabet-level activities include charges related to the reduction in force and our office space optimization efforts totaling $3.9 billion. In addition, for the year ended December 31, 2023, we incurred $269 million in accelerated rent and accelerated depreciation. For additional information relating to our workforce reduction and other initiatives, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. For additional information relating to our segments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Google Services
Google Services operating income increased $13.2 billion from 2022 to 2023. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in content acquisition costs and compensation expenses including an increase in SBC expense. Additionally, operating income benefited from a reduction in costs driven by the change in the estimated useful lives of our servers and certain network equipment.
Google Cloud
Google Cloud operating income of $1.7 billion for 2023 compared to an operating loss of $1.9 billion for 2022 represents an increase of $3.6 billion. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in compensation expenses largely driven by headcount growth. Additionally, operating income benefited from a reduction in costs driven by the change in the estimated useful lives of our servers and certain network equipment.
Other Bets
Other Bets operating loss decreased $541 million from 2022 to 2023 primarily due to growth in revenues as well as a reduction in valuation-based compensation liabilities related to Other Bet companies.
Other Income (Expense), Net
The following table presents OI&E, (in millions):
39.

Table of Contents	Alphabet Inc.

	Year Ended December 31,
	2022	2023
Interest income	$2,174	$3,865
Interest expense	(357)	(308)
Foreign currency exchange gain (loss), net	(654)	(1,238)
Gain (loss) on debt securities, net	(2,064)	(1,215)
Gain (loss) on equity securities, net	(3,455)	392
Performance fees	798	257
Income (loss) and impairment from equity method investments, net	(337)	(628)
Other	381	299
Other income (expense), net	$(3,514)	$1,424
OI&E, net increased $4.9 billion from 2022 to 2023. The increase was primarily due to fluctuations in the value of equity securities reflecting market driven changes in the value of our marketable equity securities, investment specific event driven changes in our non-marketable equity securities, and increased interest income due to interest rates.
For additional information, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Year Ended December 31,
	2022	2023
Income before provision for income taxes	$71,328	$85,717
Provision for income taxes	$11,356	$11,922
Effective tax rate	15.9%	13.9%
In 2023, the Internal Revenue Services (IRS) issued a rule change allowing taxpayers to temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits, as well as a separate rule change with interim guidance on the capitalization and amortization of R&D expenses. A cumulative one-time adjustment applicable to the prior period for these tax rule changes was recorded in 2023.
The effective tax rate decreased from 2022 to 2023, reflecting the effect of the two tax rule changes described above, particularly the change related to foreign tax credits. The effect of these tax rule changes was partially offset by changes in uncertain tax benefits and a decrease in the U.S. federal Foreign Derived Intangible Income tax deduction.
The OECD is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. While various countries have implemented the legislation as of January 1, 2024, we do not expect a resulting material change to our income tax provision for the 2024 fiscal year. As additional jurisdictions enact such legislation, we expect our effective tax rate and cash tax payments could increase in future years.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of December 31, 2023, we had $110.9 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
40.

Table of Contents	Alphabet Inc.
The following table presents our cash flows (in millions):

	Year Ended December 31,
	2022	2023
Net cash provided by operating activities	$91,495	$101,746
Net cash used in investing activities	$(20,298)	$(27,063)
Net cash used in financing activities	$(69,757)	$(72,093)
Cash Provided by Operating Activities
Our largest source of cash provided by operations are advertising revenues generated by Google Search & other properties, Google Network properties, and YouTube properties. In Google Services, we also generate cash through consumer subscriptions and the sale of apps and in-app purchases and devices. In Google Cloud we generate cash through consumption-based fees and subscriptions for infrastructure, platform, collaboration tools, and other cloud services.
Our primary uses of cash from operating activities include payments to distribution and Google Network partners, to employees for compensation, and to content providers. Other uses of cash from operating activities include payments to suppliers for devices, to tax authorities for income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased from 2022 to 2023 due to the increase in cash received from customers, partially offset by increases in cash paid for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from 2022 to 2023 due to a decrease in maturities and sales of marketable securities, partially offset by a decrease in payments for acquisitions.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from 2022 to 2023 due to an increase in repurchases of stock.
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
Construction in progress consists primarily of technical infrastructure and office facilities which have not yet been placed in service. The time frame from date of purchase to placement in service of these assets may extend from months to years. For example, our data center construction projects are generally multi-year projects with multiple phases, where we acquire land and buildings, construct buildings, and secure and install information technology assets.
41.

Table of Contents	Alphabet Inc.
During the years ended December 31, 2022 and 2023, we spent $31.5 billion and $32.3 billion on capital expenditures, respectively. We expect to increase, relative to 2023, our investment in our technical infrastructure, including servers, network equipment, and data centers, to support the growth of our business and our long-term initiatives, in particular in support of AI products and services. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. Land is not depreciated. For the years ended December 31, 2022 and 2023, our depreciation on property and equipment were $13.5 billion and $11.9 billion, respectively.
Leases
For the years ended December 31, 2022 and 2023, we recognized total operating lease assets of $4.4 billion and $2.9 billion, respectively. As of December 31, 2023, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of eight years, was $17.7 billion, of which $3.2 billion is short-term. As of December 31, 2023, we have entered into leases that have not yet commenced with future short-term and long-term lease payments of $657 million and $3.3 billion, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2024 and 2026 with non-cancelable lease terms of one to 25 years.
For the years ended December 31, 2022 and 2023, our operating lease expenses (including variable lease costs) were $3.7 billion and $4.5 billion, respectively. Finance lease costs were not material for the years ended December 31, 2022 and 2023. For additional information, see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2023, we had no commercial paper outstanding.
As of December 31, 2023, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2024 and $6.0 billion expiring in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities.
As of December 31, 2023, we had senior unsecured notes outstanding with a total carrying value of $12.9 billion with short-term and long-term future interest payments of $214 million and $3.6 billion, respectively. For additional information, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We primarily utilize contract manufacturers for the assembly of our servers used in our technical infrastructure and devices we sell. We have agreements where we may purchase components directly from suppliers and then supply these components to contract manufacturers for use in the assembly of the servers and devices. Certain of these arrangements result in a portion of the cash received from and paid to the contract manufacturers to be presented as financing activities in the Consolidated Statements of Cash Flows included in Item 8 of this Annual Report on Form 10-K.
Share Repurchase Program
During 2023 we repurchased and subsequently retired 528 million shares for $62.2 billion.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of December 31, 2023, $36.3 billion remains available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Year Ended December 31, 2022		Year Ended December 31, 2023
	Shares	Amount	Shares	Amount
Class A share repurchases	61	$6,719	78	$9,316
Class C share repurchases	469	52,577	450	52,868
Total share repurchases(1)	530	$59,296	528	$62,184

(1) Shares repurchased include unsettled repurchases as of December 31, 2023.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
42.

Table of Contents	Alphabet Inc.
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
While each EC decision is under appeal, we included the fines in accrued expenses and other current liabilities on our Consolidated Balance Sheets as we provided bank guarantees (in lieu of a cash payment) for the fines. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Taxes
As of December 31, 2023, we had income taxes payable of $4.2 billion, of which $2.1 billion was short-term, related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. We also have long-term taxes payable of $6.3 billion primarily related to uncertain tax positions as of December 31, 2023.
Purchase Commitments and Other Contractual Obligations
As of December 31, 2023, we had material purchase commitments and other contractual obligations of $45.9 billion, of which $31.6 billion was short-term. These amounts primarily consist of purchase orders for certain technical infrastructure as well as the non-cancelable portion or the minimum cancellation fee in certain agreements related to commitments to purchase licenses, including content licenses, inventory and network capacity. For those agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of December 31, 2023. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For more information related to our content licenses, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
In addition, we regularly enter into multi-year, non-cancellable agreements to purchase renewable energy and energy attributes, such as renewable energy certificates. These agreements do not include a minimum dollar commitment. The amounts to be paid under these agreements are based on the actual volumes to be generated and are not readily determinable.
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
For a summary of significant accounting policies and the effect on our financial statements, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Fair Value Measurements of Non-Marketable Equity Securities
We measure certain financial instruments at fair value on a nonrecurring basis, consisting primarily of our non-marketable equity securities. These investments are accounted for under the measurement alternative method ("the measurement alternative") and are measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. These adjustments require quantitative assessments of the fair value of our securities, which may require the use of unobservable inputs. Adjustments are determined primarily based on a market approach as of the transaction date and involve the use of estimates using the best information available, which may include cash flow projections or other available market data.
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
43.

Table of Contents	Alphabet Inc.
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
The provision for income taxes includes the effect of reserve provisions and changes to reserves as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
Loss Contingencies
We are regularly subject to claims, lawsuits, regulatory and government investigations, other proceedings, and consent orders involving competition, intellectual property, privacy, data security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury consumer protection, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We evaluate, on a regular basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments and changes to our disclosures. Significant judgment is required to determine both the likelihood and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material.
Change in Accounting Estimate
In January 2023, we completed an assessment of the useful lives of our servers and network equipment resulting in a change in the estimated useful life of our servers and certain network equipment to six years. This change in accounting estimate was effective beginning fiscal year 2023. For additional information, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
44.

Table of Contents	Alphabet Inc.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates, and equity investment risks.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. International revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. As discussed below, we enter into derivative instruments to hedge foreign currency risk. Principal currencies hedged included the Australian dollar, British pound, Canadian dollar, Euro, and Japanese yen. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced.
We use foreign currency forward and option contracts to offset the foreign exchange risk on assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These forward and option contracts reduce, but do not entirely eliminate, the effect of foreign currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on these assets and liabilities are recorded in OI&E, which are offset by the gains and losses on the forward and option contracts.
If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would have resulted in an adverse effect on income before income taxes of approximately $136 million and $503 million as of December 31, 2022 and 2023, respectively, after consideration of the effect of foreign exchange contracts in place for the years ended December 31, 2022 and 2023.
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
If the U.S. dollar weakened by 10% as of December 31, 2022 and 2023, the amount recorded in AOCI related to our cash flow hedges before tax effect would have been approximately $1.3 billion and $1.5 billion lower as of December 31, 2022 and 2023, respectively. The change in the value recorded in AOCI would be expected to offset a corresponding foreign currency change in forecasted hedged revenues when recognized.
We use foreign exchange forward contracts designated as net investment hedges to hedge the foreign currency risks related to investment in foreign subsidiaries. These forward contracts serve to offset the foreign currency translation risk from our foreign operations.
If the U.S. dollar weakened by 10%, the amount recorded in cumulative translation adjustment (CTA) within AOCI related to our net investment hedges before tax effect would have been approximately $903 million and $946 million lower as of December 31, 2022 and 2023, respectively. The change in value recorded in CTA would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries.
Interest Rate Risk
Our Corporate Treasury investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity. We invest primarily in debt securities, including government bonds, corporate debt securities, mortgage-backed and asset-backed securities, money market and other funds, time deposits, and interest rate derivatives. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Unrealized gains or losses on our marketable debt securities are primarily due to interest rate fluctuations as compared to interest rates at the time of purchase. For certain fixed and variable rate debt securities, we have elected the fair value option for which changes in fair value are recorded in OI&E. We measure securities for which we have not elected the fair value option at fair value with gains and losses recorded in AOCI until the securities are sold, less any expected credit losses.
45.

Table of Contents	Alphabet Inc.
We use value-at-risk (VaR) analysis to determine the potential effect of fluctuations in interest rates on the value of our marketable debt security portfolio. The VaR is the expected loss in fair value, for a given confidence interval, for our investment portfolio due to adverse movements in interest rates. We use a variance/covariance VaR model with 95% confidence interval. The estimated one-day loss in fair value of marketable debt securities as of December 31, 2022 and 2023 are shown below (in millions):

	As of December 31,		12-Month Average As of December 31,
	2022	2023	2022	2023
Risk category - interest rate	$256	$296	$198	$271
Actual future gains and losses associated with our marketable debt security portfolio may differ materially from the sensitivity analyses performed as of December 31, 2022 and 2023 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates and our actual exposures and positions. VaR analysis is not intended to represent actual losses but is used as a risk estimation.
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
We record marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values, of which publicly traded stocks and mutual funds are subject to market price volatility, and represent $5.2 billion and $6.0 billion of our investments as of December 31, 2022 and 2023, respectively. A hypothetical adverse price change of 10% on our December 31, 2023 balance would decrease the fair value of marketable equity securities by $597 million. From time to time, we may enter into derivatives to hedge the market price risk on certain of our marketable equity securities.
Our non-marketable equity securities not accounted for under the equity method are adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). The fair value measured at the time of the observable transaction is not necessarily an indication of the current fair value as of the balance sheet date. These investments, especially those that are in the early stages, are inherently risky because the technologies or products these companies have under development are typically in the early phases and may never materialize, and they may experience a decline in financial condition, which could result in a loss of a substantial part of our investment in these companies. Valuations of our equity investments in private companies are inherently more complex due to the lack of readily available market data and observable transactions at lower valuations could result in significant losses. In addition, global economic conditions could result in additional volatility. The success of our investment in any private company is also typically dependent on the likelihood of our ability to realize appreciation in the value of investments through liquidity events such as public offerings, acquisitions, private sales or other market events. Changes in the valuation of non-marketable equity securities may not directly correlate with changes in valuation of marketable equity securities. As of December 31, 2022 and 2023, the carrying value of our non-marketable equity securities, which were accounted for under the measurement alternative, was $28.5 billion and $28.8 billion, respectively.
The carrying values of our equity method investments, which totaled approximately $1.7 billion as of December 31, 2022 and 2023, generally do not fluctuate based on market price changes. However, these investments could be impaired if the carrying value exceeds the fair value and is not expected to recover.
For additional information about our equity investments, see Note 1 and Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
46.

Table of Contents	Alphabet Inc.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Alphabet Inc.

47.

Table of Contents	Alphabet Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Alphabet Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alphabet Inc. (the Company) as of December 31, 2022 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 30, 2024 expressed an unqualified opinion thereon.
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
48.

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

Our audit procedures included gaining an understanding of previous rulings and the status of ongoing lawsuits, reviewing letters addressing the matters from internal and external legal counsel, meeting with internal legal counsel to discuss the allegations, and obtaining a representation letter from management on these matters. We also evaluated the Company’s disclosures in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1999.

San Jose, California
January 30, 2024

49.

Table of Contents	Alphabet Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Alphabet Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Alphabet Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alphabet Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated January 30, 2024 expressed an unqualified opinion thereon.
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
January 30, 2024

50.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31,
	2022	2023
Assets
Current assets:
Cash and cash equivalents	$21,879	$24,048
Marketable securities	91,883	86,868
Total cash, cash equivalents, and marketable securities	113,762	110,916
Accounts receivable, net	40,258	47,964
Other current assets	10,775	12,650
Total current assets	164,795	171,530
Non-marketable securities	30,492	31,008
Deferred income taxes	5,261	12,169
Property and equipment, net	112,668	134,345
Operating lease assets	14,381	14,091
Goodwill	28,960	29,198
Other non-current assets	8,707	10,051
Total assets	$365,264	$402,392
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,128	$7,493
Accrued compensation and benefits	14,028	15,140
Accrued expenses and other current liabilities	37,866	46,168
Accrued revenue share	8,370	8,876
Deferred revenue	3,908	4,137
Total current liabilities	69,300	81,814
Long-term debt	14,701	13,253
Deferred revenue, non-current	599	911
Income taxes payable, non-current	9,258	8,474
Deferred income taxes	514	485
Operating lease liabilities	12,501	12,460
Other long-term liabilities	2,247	1,616
Total liabilities	109,120	119,013
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,849 (Class A 5,964, Class B 883, Class C 6,002) and 12,460 (Class A 5,899, Class B 870, Class C 5,691) shares issued and outstanding	68,184	76,534
Accumulated other comprehensive income (loss)	(7,603)	(4,402)
Retained earnings	195,563	211,247
Total stockholders’ equity	256,144	283,379
Total liabilities and stockholders’ equity	$365,264	$402,392
See accompanying notes.
51.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2021	2022	2023
Revenues	$257,637	$282,836	$307,394
Costs and expenses:
Cost of revenues	110,939	126,203	133,332
Research and development	31,562	39,500	45,427
Sales and marketing	22,912	26,567	27,917
General and administrative	13,510	15,724	16,425
Total costs and expenses	178,923	207,994	223,101
Income from operations	78,714	74,842	84,293
Other income (expense), net	12,020	(3,514)	1,424
Income before income taxes	90,734	71,328	85,717
Provision for income taxes	14,701	11,356	11,922
Net income	$76,033	$59,972	$73,795

Basic net income per share of Class A, Class B, and Class C stock	$5.69	$4.59	$5.84
Diluted net income per share of Class A, Class B, and Class C stock	$5.61	$4.56	$5.80
See accompanying notes.
52.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2021	2022	2023
Net income	$76,033	$59,972	$73,795
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,442)	(1,836)	735
Available-for-sale investments:
Change in net unrealized gains (losses)	(1,312)	(4,720)	1,344
Less: reclassification adjustment for net (gains) losses included in net income	(64)	1,007	1,168
Net change, net of income tax benefit (expense) of $394, $1,056, and $(698)	(1,376)	(3,713)	2,512
Cash flow hedges:
Change in net unrealized gains (losses)	716	1,275	168
Less: reclassification adjustment for net (gains) losses included in net income	(154)	(1,706)	(214)
Net change, net of income tax benefit (expense) of $(122), $110, and $2	562	(431)	(46)
Other comprehensive income (loss)	(2,256)	(5,980)	3,201
Comprehensive income	$73,777	$53,992	$76,996
See accompanying notes.
53.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	13,504	$58,510	$633	$163,401	$222,544
Stock issued	145	12	0	0	12
Stock-based compensation expense	0	15,539	0	0	15,539
Tax withholding related to vesting of restricted stock units and other	0	(10,273)	0	0	(10,273)
Repurchases of stock	(407)	(2,324)	0	(47,950)	(50,274)
Sale of interest in consolidated entities	0	310	0	0	310
Net income	0	0	0	76,033	76,033
Other comprehensive income (loss)	0	0	(2,256)	0	(2,256)
Balance as of December 31, 2021	13,242	61,774	(1,623)	191,484	251,635
Stock issued	137	8	0	0	8
Stock-based compensation expense	0	19,525	0	0	19,525
Tax withholding related to vesting of restricted stock units and other	0	(9,754)	0	(1)	(9,755)
Repurchases of stock	(530)	(3,404)	0	(55,892)	(59,296)
Sale of interest in consolidated entities	0	35	0	0	35
Net income	0	0	0	59,972	59,972
Other comprehensive income (loss)	0	0	(5,980)	0	(5,980)
Balance as of December 31, 2022	12,849	68,184	(7,603)	195,563	256,144
Stock issued	139	0	0	0	0
Stock-based compensation expense	0	22,578	0	0	22,578
Tax withholding related to vesting of restricted stock units and other	0	(10,164)	0	9	(10,155)
Repurchases of stock	(528)	(4,064)	0	(58,120)	(62,184)
Net income	0	0	0	73,795	73,795
Other comprehensive income (loss)	0	0	3,201	0	3,201
Balance as of December 31, 2023	12,460	$76,534	$(4,402)	$211,247	$283,379
See accompanying notes.
54.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2022	2023
Operating activities
Net income	$76,033	$59,972	$73,795
Adjustments:
Depreciation of property and equipment	10,273	13,475	11,946
Stock-based compensation expense	15,376	19,362	22,460
Deferred income taxes	1,808	(8,081)	(7,763)
(Gain) loss on debt and equity securities, net	(12,270)	5,519	823
Other	1,955	3,483	4,330
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(9,095)	(2,317)	(7,833)
Income taxes, net	(625)	584	523
Other assets	(1,846)	(5,046)	(2,143)
Accounts payable	283	707	664
Accrued expenses and other liabilities	7,304	3,915	3,937
Accrued revenue share	1,682	(445)	482
Deferred revenue	774	367	525
Net cash provided by operating activities	91,652	91,495	101,746
Investing activities
Purchases of property and equipment	(24,640)	(31,485)	(32,251)
Purchases of marketable securities	(135,196)	(78,874)	(77,858)
Maturities and sales of marketable securities	128,294	97,822	86,672
Purchases of non-marketable securities	(2,838)	(2,531)	(3,027)
Maturities and sales of non-marketable securities	934	150	947
Acquisitions, net of cash acquired, and purchases of intangible assets	(2,618)	(6,969)	(495)
Other investing activities	541	1,589	(1,051)
Net cash used in investing activities	(35,523)	(20,298)	(27,063)
Financing activities
Net payments related to stock-based award activities	(10,162)	(9,300)	(9,837)
Repurchases of stock	(50,274)	(59,296)	(61,504)
Proceeds from issuance of debt, net of costs	20,199	52,872	10,790
Repayments of debt	(21,435)	(54,068)	(11,550)
Proceeds from sale of interest in consolidated entities, net	310	35	8
Net cash used in financing activities	(61,362)	(69,757)	(72,093)
Effect of exchange rate changes on cash and cash equivalents	(287)	(506)	(421)
Net increase (decrease) in cash and cash equivalents	(5,520)	934	2,169
Cash and cash equivalents at beginning of period	26,465	20,945	21,879
Cash and cash equivalents at end of period	$20,945	$21,879	$24,048

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$13,412	$18,892	$19,164
See accompanying notes.
55.

Table of Contents	Alphabet Inc.
Alphabet Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Nature of Operations
Google was incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. In 2015, we implemented a holding company reorganization, and as a result, Alphabet Inc. ("Alphabet") became the successor issuer to Google.
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers with infrastructure and platform services as well as communication and collaboration tools; sales of other products and services, such as fees received for consumer subscription-based products, apps and in-app purchases, and devices.
Basis of Consolidation
The consolidated financial statements of Alphabet include the accounts of Alphabet and entities consolidated under the variable interest and voting models. Intercompany balances and transactions have been eliminated.
Use of Estimates
Preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates due to uncertainties. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses; content licenses; contingent liabilities; fair values of financial instruments and goodwill; income taxes; inventory; and useful lives of property and equipment, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, and the results of which form the basis for making judgments about the carrying values of assets and liabilities.
In January 2023, we completed an assessment of the useful lives of our servers and network equipment and adjusted the estimated useful life of our servers from four years to six years and the estimated useful life of certain network equipment from five years to six years. This change in accounting estimate was effective beginning in fiscal year 2023. Based on the carrying value of servers and certain network equipment as of December 31, 2022, and those placed in service during the year ended December 31, 2023, the effect of this change in estimate was a reduction in depreciation expense of $3.9 billion and an increase in net income of $3.0 billion, or $0.24 per basic and $0.24 per diluted share, for the year ended December 31, 2023.
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
•YouTube properties; and
•Google Network properties, including revenues from Google Network properties participating in AdMob, AdSense, and Google Ad Manager.
Our customers generally purchase advertising inventory through Google Ads, Google Ad Manager, Google Display & Video 360, and Google Marketing Platform, among others.
We offer advertising by delivering both performance and brand advertising. We recognize revenues for performance advertising when a user engages with the advertisement. For brand advertising, we recognize revenues when the ad is displayed, or a user views the ad.
For ads placed on Google Network properties, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we report advertising revenues for ads placed on Google Network properties on a gross basis, that is, the amounts billed to our customers are recorded as revenues,
56.

Table of Contents	Alphabet Inc.
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
Google Subscriptions, Platforms, and Devices
Google subscriptions, platforms, and devices revenues consist of revenues from:
•consumer subscriptions, which primarily include revenues from YouTube services, such YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket, as well as Google One;
•platforms, which primarily include revenues from Google Play from the sales of apps and in-app purchases;
•devices, which primarily include sales of the Pixel family of devices; and
•other products and services.
Subscription revenues are recognized ratably over the period of the subscription, primarily monthly. We report revenues from Google Play app sales and in-app purchases on a net basis, because our performance obligation is to facilitate a transaction between app developers and end users, for which we earn a service fee.
Google Cloud Revenues
Google Cloud revenues consist of revenues from:
•Google Cloud Platform, which generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as cybersecurity, databases, analytics, and AI offerings including our AI infrastructure, Vertex AI platform, and Duet AI for Google Cloud;
•Google Workspace, which includes subscriptions for cloud-based communication and collaboration tools for enterprises, such as Calendar, Gmail, Docs, Drive, and Meet, with integrated features like Duet AI in Google Workspace; and
•other enterprise services.
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
Sales Commissions
We expense sales commissions when incurred when the period of the expected benefit is one year or less. We recognize an asset for certain sales commissions and amortize if the expected benefit period is greater than one year. These costs are recorded within sales and marketing expenses.
Cost of Revenues
Cost of revenues consists of TAC and other costs of revenues.
•TAC includes:
◦amounts paid to our distribution partners who make available our search access points and services. Our distribution partners include browser providers, mobile carriers, original equipment manufacturers, and software developers; and
◦amounts paid to Google Network partners primarily for ads displayed on their properties.
57.

Table of Contents	Alphabet Inc.
•Other cost of revenues includes:
◦compensation expense related to our data centers and other operations such as content review and customer and product support;
◦content acquisition costs, which are payments to content providers from whom we license video and other content for distribution on YouTube and Google Play (we pay fees to these content providers based on revenues generated or a flat fee);
◦depreciation expense related to our technical infrastructure; and
◦inventory and other costs related to the devices we sell.
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
Stock-based Compensation
Stock-based compensation (SBC) primarily consists of Alphabet restricted stock units (RSUs). RSUs are equity classified and measured at the fair market value of the underlying stock at the grant date. We recognize RSU expense using the straight-line attribution method over the requisite service period and account for forfeitures as they occur.
For RSUs, shares are issued on the vesting dates net of the applicable statutory income tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued than the number of RSUs outstanding, and the income tax withholding is recorded as a reduction to additional paid-in capital.
Additionally, SBC includes other stock-based awards, such as performance stock units (PSUs) that include market conditions and awards that may be settled in cash or the stock of certain Other Bet companies. PSUs and certain awards granted by Other Bet companies are equity classified and expense is recognized over the requisite service period. Certain awards granted by Other Bet companies are liability classified and remeasured at fair value through settlement. The fair value of awards granted by Other Bet companies is based on the equity valuation of the respective Other Bet company.
Advertising and Promotional Expenses
We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2021, 2022, and 2023, advertising and promotional expenses totaled approximately $7.9 billion, $9.2 billion, and $8.7 billion, respectively.
Performance Fees
Performance fees refer to compensation arrangements with payouts based on realized returns from certain investments. We record compensation expense based on the estimated payouts on an ongoing basis, which may result in expense recognized before investment returns are realized and compensation is paid and may require the use of unobservable inputs. Performance fees are recorded as a component of OI&E.
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
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
58.

Table of Contents	Alphabet Inc.
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
We measure certain other instruments, including SBC awards settled in the stock of Other Bet companies, and certain assets and liabilities acquired in a business combination, also at fair value on a nonrecurring basis.
Financial Instruments
Our financial instruments include cash, cash equivalents, marketable and non-marketable securities, derivative financial instruments and accounts receivable.
Credit Risks
We are subject to credit risk primarily from cash equivalents, marketable debt securities, derivative financial instruments, including foreign exchange contracts, and accounts receivable. We manage our credit risk exposure through timely assessment of our counterparty creditworthiness, credit limits and use of collateral management. Foreign exchange contracts are transacted with various financial institutions with high credit standing. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. We manage our credit risk exposure by performing ongoing evaluations to determine customer credit and we limit the amount of credit we extend. We generally do not require collateral from our customers.
Cash Equivalents
We invest excess cash primarily in government bonds, corporate debt securities, mortgage-backed and asset-backed securities, time deposits, and money market funds.
Marketable Securities
We classify all marketable debt securities that have effective maturities of three months or less from the date of purchase as cash equivalents and those with effective maturities of greater than three months as marketable securities on our Consolidated Balance Sheets. We determine the appropriate classification of our investments in marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable debt securities as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these debt securities prior to their effective maturities. As we view these securities as available to support current operations, we classify highly liquid securities with maturities beyond 12 months as current assets under the caption marketable securities on the Consolidated Balance Sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for the changes in allowance for expected credit losses, which are recorded in OI&E. For certain marketable debt securities we have elected the fair value option, for which changes in fair value are recorded in OI&E. We determine any realized gains or losses on the sale of marketable debt securities on a specific identification method, and we record such gains and losses as a component of OI&E.
Our investments in marketable equity securities are measured at fair value with the related gains and losses, including unrealized, recognized in OI&E. We classify our marketable equity securities subject to long-term lock-up restrictions beyond 12 months as other non-current assets on the Consolidated Balance Sheets.
Non-Marketable Securities
Non-marketable securities primarily consist of equity securities. We account for non-marketable equity securities through which we exercise significant influence but do not have control over the investee under the equity method. All other non-marketable equity securities that we hold are primarily accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus
59.

Table of Contents	Alphabet Inc.
changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded as a component of OI&E.
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
Other
Our financial instruments also include debt and equity investments in companies with which we also entered into commercial arrangements at or near the same time. For these transactions, judgment is required in assessing the substance of the arrangements, including assessing whether the components of the arrangements should be accounted for as separate transactions under the applicable GAAP, and determining the value of the components of the arrangements, including the fair value of the investments. Additionally, if our investment in such companies becomes impaired, any remaining performance obligations would be reassessed and may be reduced.
Impairment of Investments
We periodically review our debt and non-marketable equity securities for impairment.
For debt securities in an unrealized loss position, we determine whether a credit loss exists. The credit loss is estimated by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. Any credit loss is recorded as a charge to OI&E, not to exceed the amount of the unrealized loss. Unrealized losses other than the credit loss are recognized in AOCI. If we have an intent to sell, or if it is more likely than not that we will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, we will write down the security to its fair value and record the corresponding charge as a component of OI&E.
For non-marketable equity securities, including equity method investments, we consider whether impairment indicators exist by evaluating the companies' financial and liquidity position and access to capital resources, among other indicators. If the assessment indicates that the investment is impaired, we write down the investment to its fair value by recording the corresponding charge as a component of OI&E. We prepare quantitative measurements of the fair value of our equity investments using a market approach or an income approach.
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
60.

Table of Contents	Alphabet Inc.
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
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which we regularly evaluate. Land is not depreciated. We depreciate buildings over periods of seven to 25 years. We depreciate information technology assets generally over a period of six years for servers and network equipment. We depreciate leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the assets. Depreciation for buildings, information technology assets, leasehold improvements, and furniture and fixtures commences once they are ready for our intended use.
Goodwill
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
Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. These amounts primarily include payments affected by the Consumer Price Index, and payments for maintenance and utilities.
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
Impairment of Long-Lived Assets
We review leases, property and equipment, and intangible assets, excluding goodwill, for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected
61.

Table of Contents	Alphabet Inc.
to generate. If the carrying value of the assets or asset group is not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value.
Income Taxes
We account for income taxes using the asset and liability method, under which we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We measure current and deferred tax assets and liabilities based on provisions of enacted tax law. We evaluate the likelihood of future realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized or release a valuation allowance to increase deferred tax assets when it is more likely than not that they will be realized. We have elected to account for the tax effects of the global intangible low tax Income provision as a current period expense.
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
Foreign Currency
We translate the financial statements of our international subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the annual period derived from month-end exchange rates for revenues, costs, and expenses. We record translation gains and losses in AOCI as a component of stockholders’ equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gain (loss) in OI&E.
Recent Accounting Pronouncements
In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.
62.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Year Ended December 31,
	2021	2022	2023
Google Search & other	$148,951	$162,450	$175,033
YouTube ads	28,845	29,243	31,510
Google Network	31,701	32,780	31,312
Google advertising	209,497	224,473	237,855
Google subscriptions, platforms, and devices	28,032	29,055	34,688
Google Services total	237,529	253,528	272,543
Google Cloud	19,206	26,280	33,088
Other Bets	753	1,068	1,527
Hedging gains (losses)	149	1,960	236
Total revenues	$257,637	$282,836	$307,394
No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2021, 2022, or 2023.
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Year Ended December 31,
	2021		2022		2023
United States	$117,854	46%	$134,814	48%	$146,286	47%
EMEA(1)	79,107	31	82,062	29	91,038	30
APAC(1)	46,123	18	47,024	16	51,514	17
Other Americas(1)	14,404	5	16,976	6	18,320	6
Hedging gains (losses)	149	0	1,960	1	236	0
Total revenues	$257,637	100%	$282,836	100%	$307,394	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of December 31, 2023, we had $74.1 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Our revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenue. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services. We expect to recognize approximately half of the revenue backlog as revenues over the next 24 months with the remaining to be recognized thereafter. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2022 was $4.5 billion, of which $2.4 billion was recognized as revenues for the year ended December 31, 2023.
Note 3. Financial Instruments
Fair Value Measurements
Investments Measured at Fair Value on a Recurring Basis
Cash, cash equivalents, and marketable equity securities are measured at fair value and classified within Level 1
63.

Table of Contents	Alphabet Inc.
and Level 2 in the fair value hierarchy, because we use quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.
Debt securities are measured at fair value and classified within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. For certain marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in OI&E. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts.
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

64.

Table of Contents	Alphabet Inc.

		As of December 31, 2023
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$2,628	$0	$0	$2,628	$2,628	$0
Government bonds	Level 2	38,106	233	(679)	37,660	1,993	35,667
Corporate debt securities	Level 2	22,457	112	(637)	21,932	0	21,932
Mortgage-backed and asset-backed securities	Level 2	17,243	88	(634)	16,697	0	16,697
Total investments with fair value change reflected in other comprehensive income(1)		$80,434	$433	$(1,950)	$78,917	$4,621	$74,296
Fair value adjustments recorded in net income
Money market funds	Level 1				$6,480	$6,480	$0
Current marketable equity securities(2)	Level 1				4,282	0	4,282
Mutual funds	Level 2				311	0	311
Government bonds	Level 2				1,952	347	1,605
Corporate debt securities	Level 2				3,782	91	3,691
Mortgage-backed and asset-backed securities	Level 2				2,683	0	2,683
Total investments with fair value change recorded in net income					$19,490	$6,918	$12,572
Cash					0	12,509	0
Total		$80,434	$433	$(1,950)	$98,407	$24,048	$86,868
(1)Represents gross unrealized gains and losses for debt securities recorded to AOCI.
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $1.4 billion as of December 31, 2023 is included within other non-current assets.
Investments Measured at Fair Value on a Nonrecurring Basis
Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy because we estimate the value based on valuation methods, including option pricing models, market comparable approach, and common stock equivalent method, which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, expected time to exit, risk free rate, and the rights, and obligations of the securities we hold. These inputs significantly vary based on investment type. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3.
As of December 31, 2023, the carrying value of our non-marketable equity securities was $28.8 billion, of which $13.7 billion were remeasured at fair value during the year ended December 31, 2023, and primarily classified within Level 2 of the fair value hierarchy at the time of measurement.
65.

Table of Contents	Alphabet Inc.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of December 31, 2023
Due in one year or less	$11,231
Due in one year through five years	41,477
Due in five years through 10 years	15,351
Due after 10 years	14,216
Total	$82,275
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$21,039	$(1,004)	$13,438	$(1,041)	$34,477	$(2,045)
Corporate debt securities	11,228	(440)	15,125	(1,052)	26,353	(1,492)
Mortgage-backed and asset-backed securities	7,725	(585)	6,964	(657)	14,689	(1,242)
Total	$39,992	$(2,029)	$35,527	$(2,750)	$75,519	$(4,779)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$1,456	$(22)	$13,897	$(657)	$15,353	$(679)
Corporate debt securities	827	(5)	15,367	(592)	16,194	(597)
Mortgage-backed and asset-backed securities	2,945	(26)	7,916	(608)	10,861	(634)
Total	$5,228	$(53)	$37,180	$(1,857)	$42,408	$(1,910)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method.The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Year Ended December 31,
	2021	2022	2023
Unrealized gain (loss) on fair value option debt securities	$(122)	$(557)	$386
Gross realized gain on debt securities	432	103	182
Gross realized loss on debt securities	(329)	(1,588)	(1,833)
(Increase) decrease in allowance for credit losses	(91)	(22)	50
Total gain (loss) on debt securities recognized in other income (expense), net	$(110)	$(2,064)	$(1,215)

66.

Table of Contents	Alphabet Inc.
Equity Investments
The carrying value of equity securities is measured as the total initial cost plus the cumulative net gain (loss). Gains and losses, including impairments, are included as a component of OI&E in the Consolidated Statements of Income. See Note 7 for further details on OI&E.
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2022			As of December 31, 2023
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$5,764	$16,157	$21,921	$5,418	$17,616	$23,034
Cumulative net gain (loss)(1)	(608)	12,372	11,764	555	11,150	11,705
Carrying value	$5,156	$28,529	$33,685	$5,973	$28,766	$34,739
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $16.8 billion gains and $4.5 billion losses (including impairments) as of December 31, 2022 and $18.1 billion gains and $6.9 billion losses (including impairments) as of December 31, 2023.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in OI&E are summarized below (in millions):

	Year Ended December 31,
	2021	2022	2023
Realized net gain (loss) on equity securities sold during the period	$1,196	$(442)	$690
Unrealized net gain (loss) on marketable equity securities	1,335	(3,242)	790
Unrealized net gain (loss) on non-marketable equity securities(1)	9,849	229	(1,088)
Total gain (loss) on equity securities in other income (expense), net	$12,380	$(3,455)	$392
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $10.0 billion, $3.3 billion, and $1.8 billion of upward adjustments as of December 31, 2021, 2022, and 2023, respectively, and $122 million, $3.0 billion, and $2.9 billion of downward adjustments (including impairments) as of December 31, 2021, 2022, and 2023, respectively.
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

	Equity Securities Sold During the Year Ended December 31,
	2022	2023
Total sale price	$1,784	$1,981
Total initial cost	937	1,512
Cumulative net gains (losses)	$847	$469
Equity Securities Accounted for Under the Equity Method
As of December 31, 2022 and 2023, equity securities accounted for under the equity method had a carrying value of approximately $1.5 billion and $1.7 billion, respectively. Our share of gains and losses, including impairments, are included as a component of OI&E, in the Consolidated Statements of Income. See Note 7 for further details on OI&E.
67.

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
As of December 31, 2023, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $47 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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
We also use derivatives not designated as hedging instruments to manage risks relating to interest rates, commodity prices, credit exposures, and to enhance investment returns. From time to time, we enter into derivatives to hedge the market price risk on certain of our marketable equity securities. Gains and losses arising from other derivatives are primarily reflected within the “other” component of OI&E. See Note 7 for further details.
68.

Table of Contents	Alphabet Inc.
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31,
	2022	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$15,972	$18,039
Fair value hedges	$2,117	$2,065
Net investment hedges	$8,751	$9,472
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$34,979	$39,722
Other contracts	$7,932	$10,818
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2022		As of December 31, 2023
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$271	$556	$205	$242
Derivatives not designated as hedging instruments:
Foreign exchange contracts	365	207	134	156
Other contracts	40	47	114	47
Total derivatives not designated as hedging instruments	405	254	248	203
Total	$676	$810	$453	$445
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
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Year Ended December 31,
	2021	2022	2023
Derivatives in cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$806	$1,699	$90
Amount excluded from the assessment of effectiveness	48	(188)	84
Derivatives in net investment hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	754	608	(287)
Total	$1,608	$2,119	$(113)

69.

Table of Contents	Alphabet Inc.
The table below presents the gains (losses) of our derivatives on the Consolidated Statements of Income: (in millions):

	Year Ended December 31,
	2021		2022		2023
	Revenues	Other income (expense), net	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts in the Consolidated Statements of Income	$257,637	$12,020	$282,836	$(3,514)	$307,394	$1,424

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$165	$0	$2,046	$0	$213	$0
Amount excluded from the assessment of effectiveness (amortized)	(16)	0	(85)	0	24	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	(95)	0	(162)	0	59
Derivatives designated as hedging instruments	0	95	0	163	0	(59)
Amount excluded from the assessment of effectiveness	0	8	0	16	0	15
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	82	0	171	0	187
Effect of non designated hedges:
Foreign exchange contracts	0	(860)	0	(395)	0	7
Other contracts	0	101	0	144	0	53
Total gains (losses)	$149	$(669)	$1,961	$(63)	$237	$262
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
70.

Table of Contents	Alphabet Inc.
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$760	$(84)	$676	$(463)	$(132)	$81
Derivatives liabilities	$894	$(84)	$810	$(463)	$(28)	$319

	As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$535	$(82)	$453	$(213)	$(75)	$165
Derivatives liabilities	$527	$(82)	$445	$(213)	$(16)	$216
(1)    The balances as of December 31, 2022 and 2023 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating lease agreements primarily for data centers, land, and offices throughout the world with lease periods expiring between 2024 and 2063.
Components of operating lease expense were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Operating lease cost	$2,699	$2,900	$3,362
Variable lease cost	726	838	1,182
Total operating lease cost	$3,425	$3,738	$4,544
Supplemental information related to operating leases was as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Cash payments for operating leases	$2,489	$2,722	$3,173
New operating lease assets obtained in exchange for operating lease liabilities	$2,951	$4,383	$2,877
71.

Table of Contents	Alphabet Inc.
As of December 31, 2023, our operating leases had a weighted average remaining lease term of 8.1 years and a weighted average discount rate of 3.1%. Future lease payments under operating leases as of December 31, 2023 were as follows (in millions):

2024	$3,179
2025	2,929
2026	2,450
2027	1,951
2028	1,488
Thereafter	5,685
Total future lease payments	17,682
Less imputed interest	(2,431)
Total lease liability balance	$15,251
As of December 31, 2023, we have entered into leases that have not yet commenced with short-term and long-term future lease payments of $657 million and $3.3 billion that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2024 and 2026 with non-cancelable lease terms between one and 25 years.
Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2022 and 2023, assets that can only be used to settle obligations of these VIEs were $4.1 billion and $4.9 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.6 billion and $2.5 billion, respectively. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.8 billion and $3.4 billion as of December 31, 2022 and 2023, respectively, of which $1.1 billion is redeemable noncontrolling interest (RNCI) for both periods. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 7 for further details on OI&E.
Unconsolidated Variable Interest Entities
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
The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. The maximum exposure and carrying value of these unconsolidated VIEs were $2.8 billion and $2.7 billion, respectively, as of December 31, 2022 and $5.7 billion and $4.0 billion, respectively, as of December 31, 2023. The difference between the maximum exposure and the carrying value relates primarily to future funding commitments.
Note 6. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2022 and 2023.
Our short-term debt balance also includes the current portion of certain long-term debt.
72.

Table of Contents	Alphabet Inc.
Long-Term Debt
Total outstanding debt is summarized below (in millions, except percentages):

			Effective Interest Rate	As of December 31,
	Maturity	Coupon Rate		2022	2023
Debt
2014-2020 Notes issuances	2024 - 2060	0.45% - 3.38%	0.57% - 3.38%	$13,000	$13,000
Future finance lease payments, net and other (1)				2,142	1,746
Total debt				15,142	14,746
Unamortized discount and debt issuance costs				(143)	(130)
Less: Current portion of long-term notes(2)				0	(1,000)
Less: Current portion of future finance lease payments, net and other current debt(1)(2)				(298)	(363)
Total long-term debt				$14,701	$13,253
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
The total estimated fair value of the outstanding notes was approximately $9.9 billion and $10.3 billion as of December 31, 2022 and December 31, 2023, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
As of December 31, 2023, the aggregate future principal payments for long-term debt, including finance lease liabilities, for each of the next five years and thereafter were as follows (in millions):

2024	$1,299
2025	1,163
2026	2,165
2027	1,143
2028	132
Thereafter	8,960
Total	$14,862
Credit Facility
As of December 31, 2023, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2024 and $6.0 billion expires in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2022 and 2023.
Note 7. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $754 million and $771 million as of December 31, 2022 and 2023, respectively.
73.

Table of Contents	Alphabet Inc.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2022	2023
Land and buildings	$66,897	$74,083
Information technology assets	66,267	80,594
Construction in progress	27,657	35,229
Leasehold improvements	10,575	11,425
Furniture and fixtures	314	472
Property and equipment, gross	171,710	201,803
Less: accumulated depreciation	(59,042)	(67,458)
Property and equipment, net	$112,668	$134,345
Our technical infrastructure is comprised of information technology assets, including servers and networking equipment, and data center land and buildings.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31,
	2022	2023
European Commission fines(1)	$9,106	$9,525
Accrued purchases of property and equipment	3,019	4,679
Accrued customer liabilities	3,619	4,140
Current operating lease liabilities	2,477	2,791
Income taxes payable, net	1,632	2,748
Other accrued expenses and current liabilities	18,013	22,285
Accrued expenses and other current liabilities	$37,866	$46,168
(1)    While each EC decision is under appeal, the fines are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets, as we provided bank guarantees (in lieu of a cash payment) for the fines. Amounts include the effects of foreign exchange and interest. See Note 10 for further details.

74.

Table of Contents	Alphabet Inc.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2020	$(864)	$1,612	$(115)	$633
Other comprehensive income (loss) before reclassifications	(1,442)	(1,312)	668	(2,086)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	48	48
Amounts reclassified from AOCI	0	(64)	(154)	(218)
Other comprehensive income (loss)	(1,442)	(1,376)	562	(2,256)
Balance as of December 31, 2021	(2,306)	236	447	(1,623)
Other comprehensive income (loss) before reclassifications	(1,836)	(4,720)	1,463	(5,093)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(188)	(188)
Amounts reclassified from AOCI	0	1,007	(1,706)	(699)
Other comprehensive income (loss)	(1,836)	(3,713)	(431)	(5,980)
Balance as of December 31, 2022	(4,142)	(3,477)	16	(7,603)
Other comprehensive income (loss) before reclassifications	735	1,344	84	2,163
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	84	84
Amounts reclassified from AOCI	0	1,168	(214)	954
Other comprehensive income (loss)	735	2,512	(46)	3,201
Balance as of December 31, 2023	$(3,407)	$(965)	$(30)	$(4,402)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statements of Income
		Year Ended December 31,
AOCI Components	Location	2021	2022	2023
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$82	$(1,291)	$(1,497)
	Benefit (provision) for income taxes	(18)	284	329
	Net of income tax	64	(1,007)	(1,168)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	165	2,046	213
Interest rate contracts	Other income (expense), net	6	6	6
	Benefit (provision) for income taxes	(17)	(346)	(5)
	Net of income tax	154	1,706	214
Total amount reclassified, net of income tax		$218	$699	$(954)
75.

Table of Contents	Alphabet Inc.
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Interest income	$1,499	$2,174	$3,865
Interest expense(1)	(346)	(357)	(308)
Foreign currency exchange gain (loss), net	(240)	(654)	(1,238)
Gain (loss) on debt securities, net	(110)	(2,064)	(1,215)
Gain (loss) on equity securities, net	12,380	(3,455)	392
Performance fees	(1,908)	798	257
Income (loss) and impairment from equity method investments, net	334	(337)	(628)
Other	411	381	299
Other income (expense), net	$12,020	$(3,514)	$1,424
(1)    Interest expense is net of interest capitalized of $163 million, $128 million, and $181 million for the years ended December 31, 2021, 2022, and 2023, respectively.
Note 8. Workforce Reduction and Other Initiatives
We have a company-wide effort underway to re-engineer our cost base. As part of this program, in January 2023, we announced a reduction of our workforce. As a result, total employee severance and related charges recorded during the year ended December 31, 2023 were $2.1 billion. Substantially all of the employees affected were no longer included in our headcount as of December 31, 2023.
In addition, we are taking actions to optimize our global office space. As a result, exit charges recorded during the year ended December 31, 2023, were $1.8 billion as reflected in the table below. In addition to these exit charges, for the year ended December 31, 2023, we incurred $269 million in accelerated rent and accelerated depreciation, which are not included in the table below.
Severance and office space exit charges are included within our consolidated statements of income as follows (in millions):

	Year Ended December 31, 2023
	Severance and Related (1)	Office Space	Total
Cost of revenues	$479	$481	$960
Research and development	848	870	1,718
Sales and marketing	497	257	754
General and administrative	264	237	501
Total charges	$2,088	$1,845	$3,933
(1)Severance includes amounts to be settled in cash, accounted for as one-time involuntary employee termination benefits, and SBC.
For segment reporting, the substantial majority of these charges are included within Alphabet-level activities in our segment results.
For the year ended December 31, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows (in millions):

Severance and Related
Balance as of December 31, 2022	$0
Charges(1)	1,656
Cash payments	(1,579)
Balance as of December 31, 2023(2)	$77
(1)Excludes non-cash SBC of $432 million.
(2)Included in accrued compensation and benefits on the Consolidated Balance Sheets.
76.

Table of Contents	Alphabet Inc.
Note 9. Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2023 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2021	$19,826	$2,337	$793	$22,956
Acquisitions	1,176	4,876	119	6,171
Foreign currency translation and other adjustments	(155)	(8)	(4)	(167)
Balance as of December 31, 2022	20,847	7,205	908	28,960
Acquisitions	240	3	0	243
Foreign currency translation and other adjustments	31	(9)	(27)	(5)
Balance as of December 31, 2023	$21,118	$7,199	$881	$29,198
Note 10. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $10.6 billion as of December 31, 2023, of which the majority is paid over seven years ending in the first quarter of 2030.
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
As of December 31, 2023, we did not have any material indemnification claims that were probable or reasonably possible.
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
We expense legal fees in the period in which they are incurred.
77.

Table of Contents	Alphabet Inc.
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
From time to time we are subject to formal and informal inquiries and investigations on various competition matters by regulatory authorities in the U.S., Europe, and other jurisdictions globally. Examples, for which given their nature we cannot estimate a possible loss, include:

•In August 2019, we began receiving civil investigative demands from the U.S. Department of Justice (DOJ) requesting information and documents relating to our prior antitrust investigations and certain aspects of our business. The DOJ and a number of state Attorneys General filed a lawsuit in the U.S. District Court for the District of Columbia on October 20, 2020 alleging that Google violated U.S. antitrust laws relating to Search and Search advertising. The trial ended on November 16, 2023, and we expect a decision in 2024. Further, in June 2022, the Australian Competition and Consumer Commission (ACCC) and the United Kingdom's Competition and Markets Authority (CMA) each opened an investigation into Search distribution practices.

•On December 16, 2020, a number of state Attorneys General filed an antitrust complaint in the U.S. District Court for the Eastern District of Texas, alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology, and a trial is scheduled for March 2025. Additionally, on January 24, 2023, the DOJ, along with a number of state Attorneys General, filed an antitrust complaint in the U.S. District Court for the Eastern District of Virginia alleging that Google’s digital advertising technology products violate U.S. antitrust laws, and on April 17, 2023, a number of additional state Attorneys General joined the complaint. The EC, the CMA, and the ACCC each opened a formal investigation into Google's advertising technology business practices on June 22, 2021, May 25, 2022, and June 29, 2022, respectively. On June 14, 2023, the EC issued a Statement of Objections (SO) informing Google of its preliminary view that Google violated European antitrust laws relating to its advertising technology. We responded to the SO on December 1, 2023.

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

We believe we have strong arguments against these claims and will defend ourselves vigorously. We continue to cooperate with federal and state regulators in the U.S., the EC, and other regulators around the world.
78.

Table of Contents	Alphabet Inc.
Privacy Matters
We are subject to a number of privacy-related laws and regulations, and we currently are party to a number of privacy investigations and lawsuits ongoing in multiple jurisdictions. For example, there are ongoing investigations and litigation in the U.S. and the EU, including those relating to our collection and use of location information and advertising practices, which could result in significant fines, judgments, and product changes.
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
Other
We are subject to claims, lawsuits, regulatory and government investigations, other proceedings, and consent orders involving competition, intellectual property, data security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. For example, in December 2023, a California jury delivered a verdict in Epic Games v. Google finding that Google violated antitrust laws related to Google Play's business. The presiding judge will determine remedies in 2024, and the range of potential remedies vary widely. We plan to appeal. We also periodically have data incidents that we report to relevant regulators as required by law.
These claims, consent orders, lawsuits, regulatory and government investigations, and other proceedings could result in substantial fines and penalties, injunctive relief, ongoing monitoring and auditing obligations, changes to our products and services, alterations to our business models and operations, and collateral related civil litigation or other adverse consequences, all of which could harm our business, reputation, financial condition, and operating results.
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
See, Note 14 for information regarding income tax contingencies.
79.

Table of Contents	Alphabet Inc.
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
Share Repurchases
In the years ended December 31, 2021, 2022, and 2023, we repurchased $50.3 billion, $59.3 billion, and $62.2 billion, respectively, of Alphabet's Class A and Class C shares.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of December 31, 2023, $36.3 billion remains available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Year Ended December 31, 2022		Year Ended December 31, 2023
	Shares	Amount	Shares	Amount
Class A share repurchases	61	$6,719	78	$9,316
Class C share repurchases	469	52,577	450	52,868
Total share repurchases(1)	530	$59,296	528	$62,184
(1) Shares repurchased include unsettled repurchases as of December 31, 2023.
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
Note 12. Net Income Per Share
We compute net income per share of Class A, Class B, and Class C stock using the two-class method. Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of RSUs and other contingently issuable shares. The dilutive effect of outstanding RSUs and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A stock assumes the conversion of Class B stock, while the diluted net income per share of Class B stock does not assume the conversion of those shares.
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
In the years ended December 31, 2021, 2022, and 2023, the net income per share amounts are the same for Class A, Class B, and Class C stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
80.

Table of Contents	Alphabet Inc.
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Year Ended December 31,
	2021
	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$34,200	$5,174	$36,659
Denominator
Number of shares used in per share computation	6,006	909	6,438
Basic net income per share	$5.69	$5.69	$5.69
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$34,200	$5,174	$36,659
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	5,174	0	0
Reallocation of undistributed earnings	(581)	(77)	581
Allocation of undistributed earnings	$38,793	$5,097	$37,240
Denominator
Number of shares used in basic computation	6,006	909	6,438
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	909	0	0
Restricted stock units and other contingently issuable shares	0	0	200
Number of shares used in per share computation	6,915	909	6,638
Diluted net income per share	$5.61	$5.61	$5.61

	Year Ended December 31,
	2022
	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$27,518	$4,072	$28,382
Denominator
Number of shares used in per share computation	5,994	887	6,182
Basic net income per share	$4.59	$4.59	$4.59
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$27,518	$4,072	$28,382
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	4,072	0	0
Reallocation of undistributed earnings	(230)	(30)	230
Allocation of undistributed earnings	$31,360	$4,042	$28,612
Denominator
Number of shares used in basic computation	5,994	887	6,182
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	887	0	0
Restricted stock units and other contingently issuable shares	0	0	96
Number of shares used in per share computation	6,881	887	6,278
Diluted net income per share	$4.56	$4.56	$4.56
81.

Table of Contents	Alphabet Inc.

	Year Ended December 31,
	2023
	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$34,601	$5,124	$34,070
Denominator
Number of shares used in per share computation	5,922	877	5,831
Basic net income per share	$5.84	$5.84	$5.84
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$34,601	$5,124	$34,070
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	5,124	0	0
Reallocation of undistributed earnings	(287)	(37)	287
Allocation of undistributed earnings	$39,438	$5,087	$34,357
Denominator
Number of shares used in basic computation	5,922	877	5,831
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	877	0	0
Restricted stock units and other contingently issuable shares	0	0	92
Number of shares used in per share computation	6,799	877	5,923
Diluted net income per share	$5.80	$5.80	$5.80

Note 13. Compensation Plans
Stock Plans
Our stock plans include the Alphabet Amended and Restated 2021 Stock Plan ("Alphabet 2021 Stock Plan") and Other Bets stock-based plans. Under our stock plans, RSUs and other types of awards may be granted. Under the Alphabet 2021 Stock Plan, an RSU award is an agreement to issue shares of our Class C stock at the time the award vests. RSUs generally vest over four years contingent upon employment on the vesting date.
As of December 31, 2023, there were 723 million shares of Class C stock reserved for future issuance under the Alphabet 2021 Stock Plan.
Stock-Based Compensation
For the years ended December 31, 2021, 2022, and 2023, total SBC expense was $15.7 billion, $19.5 billion, and $22.1 billion, including amounts associated with awards we expect to settle in Alphabet stock of $15.0 billion, $18.8 billion, and $21.7 billion, respectively.
During the year ended December 31, 2023, total SBC expense includes $432 million associated with workforce reduction costs. See Note 8 for further details.
For the years ended December 31, 2021, 2022, and 2023, we recognized tax benefits on total SBC expense, which are reflected in the provision for income taxes in the Consolidated Statements of Income, of $3.1 billion, $3.9 billion, and $4.5 billion, respectively.
For the years ended December 31, 2021, 2022, and 2023, tax benefit realized related to awards vested or exercised during the period was $5.9 billion, $4.7 billion, and $5.6 billion, respectively. These amounts do not include the indirect effects of stock-based awards, which primarily relate to the R&D tax credit.
Stock-Based Award Activities
82.

Table of Contents	Alphabet Inc.
The following table summarizes the activities for unvested Alphabet RSUs for the year ended December 31, 2023 (in millions, except per share amounts):

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	324	$107.98
Granted	263	$97.59
Vested	(217)	$100.36
Forfeited/canceled	(32)	$106.56
Unvested as of December 31, 2023	338	$104.93
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2021 and 2022 was $97.46 and $127.22, respectively. Total fair value of RSUs, as of their respective vesting dates, during the years ended December 31, 2021, 2022, and 2023, were $28.8 billion, $23.9 billion, and $26.6 billion, respectively.
As of December 31, 2023, there was $33.5 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.5 years.
Note 14. Income Taxes
Income from continuing operations before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2021	2022	2023
Domestic operations	$77,016	$61,307	$73,600
Foreign operations	13,718	10,021	12,117
Total	$90,734	$71,328	$85,717
Provision for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2021	2022	2023
Current:
Federal and state	$10,126	$17,120	$17,125
Foreign	2,692	2,434	2,526
Total	12,818	19,554	19,651
Deferred:
Federal and state	2,018	(8,052)	(7,482)
Foreign	(135)	(146)	(247)
Total	1,883	(8,198)	(7,729)
Provision for income taxes	$14,701	$11,356	$11,922
83.

Table of Contents	Alphabet Inc.
The reconciliation of federal statutory income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2021	2022	2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Foreign income taxed at different rates	0.2	3.0	0.3
Foreign-derived intangible income deduction	(2.5)	(5.4)	(4.6)
Stock-based compensation expense	(2.5)	(1.2)	(0.8)
Federal research credit	(1.6)	(2.2)	(1.8)
Deferred tax asset valuation allowance	0.6	0.9	0.6
State and local income taxes	1.0	0.8	1.0
Effect of tax law change	0.0	0.0	(1.4)
Other	0.0	(1.0)	(0.4)
Effective tax rate	16.2%	15.9%	13.9%
In 2022, there was an increase in the U.S. Foreign Derived Intangible Income tax deduction from the effects of capitalization and amortization of R&D expenses starting in 2022 as required by the 2017 Tax Cuts and Jobs Act.
In 2023, the IRS issued a rule change allowing taxpayers to temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits as well as a separate rule change with interim guidance on the capitalization and amortization of R&D expenses. A cumulative one-time adjustment applicable to the prior period for these tax rule changes was recorded in 2023.
Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2022	2023
Deferred tax assets:
Accrued employee benefits	$955	$1,855
Accruals and reserves not currently deductible	1,956	2,481
Tax credits	6,002	6,609
Net operating losses	2,557	2,965
Operating leases	2,711	3,526
Capitalized research and development(1)	10,381	17,757
Other	2,289	1,951
Total deferred tax assets	26,851	37,144
Valuation allowance	(9,553)	(10,999)
Total deferred tax assets net of valuation allowance	17,298	26,145
Deferred tax liabilities:
Property and equipment, net	(6,607)	(8,189)
Net investment gains	(2,361)	(2,405)
Operating leases	(2,491)	(2,965)
Other	(1,092)	(902)
Total deferred tax liabilities	(12,551)	(14,461)
Net deferred tax assets (liabilities)	$4,747	$11,684
(1)As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, our research and development expenditures were capitalized and amortized which resulted in substantially higher cash taxes starting in 2022 with an equal amount of deferred tax benefit.
As of December 31, 2023, our federal, state, and foreign net operating loss carryforwards for income tax purposes were approximately $7.1 billion, $18.6 billion, and $1.8 billion respectively. If not utilized, the federal net
84.

Table of Contents	Alphabet Inc.
operating loss carryforwards will begin to expire in 2024, foreign net operating loss carryforwards will begin to expire in 2025 and the state net operating loss carryforwards will begin to expire in 2029. It is more likely than not that the majority of the net operating loss carryforwards will not be realized; therefore, we have recorded a valuation allowance against them. The net operating loss carryforwards are subject to various annual limitations under the tax laws of the different jurisdictions.
As of December 31, 2023, our Federal and California research and development credit carryforwards for income tax purposes were approximately $600 million and $6.3 billion, respectively. If not utilized, the Federal R&D credit will begin to expire in 2037 and the California R&D credit can be carried over indefinitely. We believe the majority of the federal tax credit and state tax credit is not likely to be realized.
As of December 31, 2023, our investment tax credit carryforwards for state income tax purposes were approximately $1.0 billion and will begin to expire in 2029. We use the flow-through method of accounting for investment tax credits. We believe this tax credit is not likely to be realized.
As of December 31, 2023, we maintained a valuation allowance with respect to California deferred tax assets, certain federal net operating losses, certain state net operating losses and tax credits, net deferred tax assets relating to Other Bet companies, and certain foreign net operating losses that we believe are not likely to be realized. We continue to reassess the remaining valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2021	2022	2023
Beginning gross unrecognized tax benefits	$3,837	$5,158	$7,055
Increases related to prior year tax positions	529	253	740
Decreases related to prior year tax positions	(263)	(437)	(682)
Decreases related to settlement with tax authorities	(329)	(140)	(21)
Increases related to current year tax positions	1,384	2,221	2,346
Ending gross unrecognized tax benefits	$5,158	$7,055	$9,438
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $5.2 billion, $7.1 billion, and $9.4 billion as of December 31, 2021, 2022, and 2023, respectively, of which $3.7 billion, $5.3 billion, and $7.4 billion, if recognized, would affect our effective tax rate, respectively.
As of December 31, 2022 and 2023, we accrued $346 million and $622 million in interest and penalties in provision for income taxes, respectively.
We file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Our two major tax jurisdictions are the U.S. federal and Ireland. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. The IRS is currently examining our 2016 through 2021 tax returns. We have also received tax assessments in multiple foreign jurisdictions asserting transfer pricing adjustments or permanent establishment. We continue to defend such claims as presented.
The tax years 2016 through 2022 remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.
We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolutions occur. Although the timing of resolution, settlement, and closure of audits is not certain, it is reasonably possible that our unrecognized tax benefits from certain U.S. federal, state, and non U.S. tax positions could decrease by approximately $700 million in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.
85.

Table of Contents	Alphabet Inc.
Note 15. Information about Segments and Geographic Areas
We report our segment results as Google Services, Google Cloud, and Other Bets:
•Google Services includes products and services such as ads, Android, Chrome, devices, Google Maps, Google Play, Search, and YouTube. Google Services generates revenues primarily from advertising; fees received for consumer subscription-based products such as YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket; the sale of apps and in-app purchases and devices.
•Google Cloud includes infrastructure and platform services, collaboration tools, and other services for enterprise customers. Google Cloud generates revenues primarily from consumption-based fees and subscriptions received for Google Cloud Platform services, Google Workspace communication and collaboration tools, and other enterprise services.
•Other Bets is a combination of multiple operating segments that are not individually material. Revenues from Other Bets are generated primarily from the sale of healthcare-related services and internet services.
Revenues, certain costs, such as costs associated with content and traffic acquisition, certain engineering activities, and devices, as well as certain operating expenses are directly attributable to our segments. Due to the integrated nature of Alphabet, other costs and expenses, such as technical infrastructure and office facilities, are managed centrally at a consolidated level. These costs, including the associated depreciation and impairment, are allocated to operating segments as a service cost generally based on usage, headcount, or revenue.
Reflecting DeepMind's increasing collaboration with Google Services, Google Cloud, and Other Bets, beginning in the first quarter of 2023 DeepMind is reported as part of Alphabet-level activities instead of within Other Bets. Additionally, beginning in the first quarter of 2023, we updated and simplified our cost allocation methodologies to provide our business leaders with increased transparency for decision-making. Prior periods have been recast to conform to the current presentation.
As announced on April 20, 2023, we brought together part of Google Research (the Brain team) and DeepMind to significantly accelerate our progress in artificial intelligence (AI). The group, called Google DeepMind, is reported within Alphabet-level activities prospectively beginning in the second quarter of 2023. Previously, the Brain team was included within Google Services.
Certain costs are not allocated to our segments because they represent Alphabet-level activities. These costs primarily include AI-focused shared R&D activities, including development costs of our general AI models; corporate initiatives such as our philanthropic activities; corporate shared costs such as certain finance, human resource, and legal costs, including certain fines and settlements. Charges associated with reductions in our workforce and office space during 2023 were not allocated to our segments. Additionally, hedging gains (losses) related to revenue are not allocated to our segments.
Our operating segments are not evaluated using asset information.
The following table presents information about our segments (in millions):

	Year Ended December 31,
	2021	2022	2023
Revenues:
Google Services	$237,529	$253,528	$272,543
Google Cloud	19,206	26,280	33,088
Other Bets	753	1,068	1,527
Hedging gains (losses)	149	1,960	236
Total revenues	$257,637	$282,836	$307,394
Operating income (loss):
Google Services	$88,132	$82,699	$95,858
Google Cloud	(2,282)	(1,922)	1,716
Other Bets	(4,051)	(4,636)	(4,095)
Alphabet-level activities	(3,085)	(1,299)	(9,186)
Total income from operations	$78,714	$74,842	$84,293
See Note 2 for information relating to revenues by geography.
86.

Table of Contents	Alphabet Inc.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31,
	2022	2023
Long-lived assets:
United States	$93,565	$110,053
International	33,484	38,383
Total long-lived assets	$127,049	$148,436
87.

Table of Contents	Alphabet Inc.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Management reviewed the results of its assessment with our Audit and Compliance Committee. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
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
88.

Table of Contents	Alphabet Inc.
ITEM 9B.OTHER INFORMATION
10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, the following Section 16 officer and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•John Hennessy, Chair of the Board of Directors, through the John L. Hennessy & Andrea J. Hennessy Revocable Trust, adopted a new trading plan on November 1, 2023 (with the first trade under the new plan scheduled for February 12, 2024). The trading plan will be effective until March 12, 2025 to sell 6,664 shares of Class C Capital Stock and 11,336 shares of Class A Common Stock.
•Ann Mather, former member of the Board of Directors, terminated her trading plan on October 30, 2023, effective with her resignation from the Board of Directors. The trading plan previously permitted the sale of 12,580 shares of Class C Capital Stock and would have been effective until June 2, 2024.
•Ruth M. Porat, President and Chief Investment Officer; Chief Financial Officer, adopted a new trading plan on November 30, 2023 (with the first trade under the new plan scheduled for March 8, 2024). The trading plan will be effective until March 8, 2025 to sell all of the (net) shares of up to 82,900 (gross) Class C Capital Stock issued upon the vesting of her Alphabet 2021 Performance Stock Units, as adjusted based on performance (net shares are net of tax withholding).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2023 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Policy Against Insider Trading and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
Required Disclosure Pursuant to Section 13(r) of the Exchange Act
As previously disclosed, Google LLC, a subsidiary of Alphabet, filed notifications with the Russian Federal Security Service pursuant to Russian encryption control requirements, which must be complied with prior to the import of covered items. The information provided pursuant to Section 13(r) of the Exchange Act in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is incorporated herein by reference.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
89.

Table of Contents	Alphabet Inc.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (2024 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement and is incorporated herein by reference, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2024 Proxy Statement and is incorporated herein by reference.
90.

Table of Contents	Alphabet Inc.
PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
2. Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the allowance for credit losses and sales credits for the years ended December 31, 2021, 2022, and 2023 (in millions):

	Balance at Beginning of Year	Additions	Usage	Balance at End of Year
Year ended December 31, 2021	$1,344	$2,092	$(2,047)	$1,389
Year ended December 31, 2022	$1,389	$2,125	$(2,301)	$1,213
Year ended December 31, 2023	$1,213	$3,115	$(2,737)	$1,591

Note:	Additions to the allowance for credit losses are charged to expense. Additions to the allowance for sales credits are charged against revenues.
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
3. Exhibits

Exhibit Number	Description	Incorporated by reference herein
		Form	Date
2.01	Agreement and Plan of Merger, dated October 2, 2015, by and among Google Inc., the Registrant and Maple Technologies Inc.	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
3.01	Amended and Restated Certificate of Incorporation of the Registrant	Current Report on Form 8-K (File No. 001-37580)	June 3, 2022
3.02	Amended and Restated Bylaws of the Registrant, dated October 19, 2022	Current Report on Form 8-K (File No. 001-37580)	October 25, 2022
4.01	Specimen Class A Common Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.02	Specimen Class C Capital Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.03	Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.04	Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Larry Page and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.05	Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Sergey Brin and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.06	Joinder Agreement, dated December 31, 2021, among the Registrant, Sergey Brin and certain of his affiliates	Annual Report on Form 10-K (File No. 001-37580)	February 2, 2022
91.

Table of Contents	Alphabet Inc.

Exhibit Number			Description	Incorporated by reference herein
				Form	Date
4.07			Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Eric E. Schmidt and certain of its affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.08			Class C Undertaking, dated October 2, 2015, executed by the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.09			Indenture, dated February 12, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	Registration Statement on Form S-3 (File No. 333-209510)	February 12, 2016
4.10			Registrant Registration Rights Agreement dated December 14, 2015	Registration Statement on Form S-3 (File No. 333-209518)	February 12, 2016
4.11			First Supplemental Indenture, dated April 27, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 001-37580)	April 27, 2016
4.12			Form of the Registrant’s 3.375% Notes due 2024 (included in Exhibit 4.11)
4.13			Form of the Registrant’s 1.998% Note due 2026	Current Report on Form 8-K (File No. 001-37580)	August 9, 2016
4.14			Form of Global Note representing the Registrant’s 0.450% notes due 2025	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.15			Form of Global Note representing the Registrant’s 0.800% notes due 2027	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.16			Form of Global Note representing the Registrant’s 1.100% notes due 2030	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.17			Form of Global Note representing the Registrant’s 1.900% notes due 2040	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.18			Form of Global Note representing the Registrant’s 2.050% notes due 2050	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.19			Form of Global Note representing the Registrant’s 2.250% notes due 2060	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.20			Description of Registrant’s Securities	Annual Report on Form 10-K (File No. 001-37580)	February 3, 2023
10.01	◆		Form of Indemnification Agreement entered into between the Registrant, its affiliates and its directors and officers	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.02	◆	*	Form of Offer Letter for Directors
10.03	◆		Offer Letter, dated March 20, 2015, between Ruth Porat and Google Inc., as assumed by the Registrant on October 2, 2015	Current Report on Form 8-K (File No. 001-36380)	March 26, 2015
10.04	◆		Compensation Plan Agreement, dated October 2, 2015, between Google Inc. and the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.05	◆		Director Arrangements Agreement, dated October 2, 2015, between Google Inc. and the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.06	◆		Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.07	◆		Alphabet Inc. Amended and Restated 2012 Stock Plan	Current Report on Form 8-K (File No. 001-37580)	June 5, 2020
10.07.1	◆		Alphabet Inc. Amended and Restated 2012 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-37580)	February 4, 2020
10.07.2	◆		Alphabet Inc. 2012 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	November 3, 2016
92.

Table of Contents	Alphabet Inc.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.08	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan	Current Report on Form 8-K (file No. 001-37580)	June 3, 2022
10.08.1	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q (file No. 001-37580)	July 28, 2021
10.08.2	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	July 26, 2023
10.08.3	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet 2022 CEO Performance Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-37580)	February 3, 2023
10.08.4	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet 2022 Non-CEO Performance Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-37580)	February 4, 2020
10.08.5	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet 2023 Non-CEO Performance Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	July 26, 2023
10.09	◆	Alphabet Inc. Company Bonus Plan, as amended	Annual Report on Form 10-K (File No. 001-37350)	February 2, 2023
21.01	*	Subsidiaries of the Registrant
23.01	*	Consent of Independent Registered Public Accounting Firm
24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01	*	Clawback Policy
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
93.

Table of Contents	Alphabet Inc.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
_________________

◆	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.
ITEM 16.FORM 10-K SUMMARY
None.
94.

Table of Contents	Alphabet Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 30, 2024

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

95.

Table of Contents	Alphabet Inc.

Signature	Title	Date
/S/ SUNDAR PICHAI	Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2024
Sundar Pichai
/S/ RUTH M. PORAT	President and Chief Investment Officer; Chief Financial Officer (Principal Financial Officer)	January 30, 2024
Ruth M. Porat
/S/ AMIE THUENER O'TOOLE	Vice President, Corporate Controller and Principal Accounting Officer	January 30, 2024
Amie Thuener O'Toole
/S/ FRANCES H. ARNOLD	Director	January 30, 2024
Frances H. Arnold
/S/ SERGEY BRIN	Co-Founder and Director	January 30, 2024
Sergey Brin
/S/ R. MARTIN CHAVEZ	Director	January 30, 2024
R. Martin Chávez
/S/ L. JOHN DOERR	Director	January 30, 2024
L. John Doerr
/S/ ROGER W. FERGUSON JR.	Director	January 30, 2024
Roger W. Ferguson Jr.
/S/ JOHN L. HENNESSY	Director, Chair	January 30, 2024
John L. Hennessy
/S/ LARRY PAGE	Co-Founder and Director	January 30, 2024
Larry Page
/S/ K. RAM SHRIRAM	Director	January 30, 2024
K. Ram Shriram
/S/ ROBIN L. WASHINGTON	Director	January 30, 2024
Robin L. Washington

96.