Form 10-Q
period 2024-03-31
Alphabet Inc.
filed 2024-04-26
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 18, 2024, there were 5,874 million shares of Alphabet’s Class A stock outstanding, 867 million shares of Alphabet's Class B stock outstanding, and 5,617 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2024

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
•our expectation that we will continue to face heightened regulatory scrutiny, and changes in regulatory conditions, laws, and public policies, which could affect our business practices and financial results;

Table of Contents	Alphabet Inc.
•the expected timing, amount, and effect of Alphabet Inc.'s share repurchases and dividends;
•our long-term sustainability and diversity goals;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated in this Quarterly Report on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q; the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated in this Quarterly Report on Form 10-Q; the trends discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023; and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2023	As of March 31, 2024
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,048	$24,493
Marketable securities	86,868	83,597
Total cash, cash equivalents, and marketable securities	110,916	108,090
Accounts receivable, net	47,964	44,552
Other current assets	12,650	12,829
Total current assets	171,530	165,471
Non-marketable securities	31,008	33,994
Deferred income taxes	12,169	11,687
Property and equipment, net	134,345	143,182
Operating lease assets	14,091	13,768
Goodwill	29,198	29,183
Other non-current assets	10,051	10,065
Total assets	$402,392	$407,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,493	$6,198
Accrued compensation and benefits	15,140	9,703
Accrued expenses and other current liabilities	46,168	48,603
Accrued revenue share	8,876	8,520
Deferred revenue	4,137	3,973
Total current liabilities	81,814	76,997
Long-term debt	13,253	13,228
Deferred revenue, non-current	911	921
Income taxes payable, non-current	8,474	9,234
Deferred income taxes	485	486
Operating lease liabilities	12,460	11,957
Other long-term liabilities	1,616	1,683
Total liabilities	119,013	114,506
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,460 (Class A 5,899, Class B 870, Class C 5,691) and 12,381 (Class A 5,879, Class B 867, Class C 5,635) shares issued and outstanding	76,534	77,913
Accumulated other comprehensive income (loss)	(4,402)	(4,839)
Retained earnings	211,247	219,770
Total stockholders’ equity	283,379	292,844
Total liabilities and stockholders’ equity	$402,392	$407,350
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2023	2024
Revenues	$69,787	$80,539
Costs and expenses:
Cost of revenues	30,612	33,712
Research and development	11,468	11,903
Sales and marketing	6,533	6,426
General and administrative	3,759	3,026
Total costs and expenses	52,372	55,067
Income from operations	17,415	25,472
Other income (expense), net	790	2,843
Income before income taxes	18,205	28,315
Provision for income taxes	3,154	4,653
Net income	$15,051	$23,662

Basic net income per share of Class A, Class B, and Class C stock	$1.18	$1.91
Diluted net income per share of Class A, Class B, and Class C stock	$1.17	$1.89
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	March 31,
	2023	2024
Net income	$15,051	$23,662
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $47 and $(18)	596	(503)
Available-for-sale investments:
Change in net unrealized gains (losses)	866	(360)
Less: reclassification adjustment for net (gains) losses included in net income	292	311
Net change, net of income tax benefit (expense) of $(330) and $14	1,158	(49)
Cash flow hedges:
Change in net unrealized gains (losses)	(74)	186
Less: reclassification adjustment for net (gains) losses included in net income	(77)	(71)
Net change, net of income tax benefit (expense) of $30 and $(23)	(151)	115
Other comprehensive income (loss)	1,603	(437)
Comprehensive income	$16,654	$23,225
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended March 31, 2023
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	12,849	$68,184	$(7,603)	$195,563	$256,144
Stock issued	30	0	0	0	0
Stock-based compensation expense	0	5,313	0	0	5,313
Tax withholding related to vesting of restricted stock units and other	0	(2,093)	0	0	(2,093)
Repurchases of stock	(157)	(1,135)	0	(13,989)	(15,124)
Net income	0	0	0	15,051	15,051
Other comprehensive income (loss)	0	0	1,603	0	1,603
Balance as of March 31, 2023	12,722	$70,269	$(6,000)	$196,625	$260,894

	Three Months Ended March 31, 2024
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	12,460	$76,534	$(4,402)	$211,247	$283,379
Stock issued	32	0	0	0	0
Stock-based compensation expense	0	5,293	0	0	5,293
Tax withholding related to vesting of restricted stock units and other	0	(2,996)	0	0	(2,996)
Repurchases of stock	(111)	(918)	0	(15,139)	(16,057)
Net income	0	0	0	23,662	23,662
Other comprehensive income (loss)	0	0	(437)	0	(437)
Balance as of March 31, 2024	12,381	$77,913	$(4,839)	$219,770	$292,844
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	March 31,
	2023	2024
Operating activities
Net income	$15,051	$23,662
Adjustments:
Depreciation of property and equipment	2,635	3,413
Stock-based compensation expense	5,284	5,264
Deferred income taxes	(1,854)	419
Loss (gain) on debt and equity securities, net	(84)	(1,781)
Other	1,104	334
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	4,454	3,167
Income taxes, net	4,069	3,011
Other assets	(746)	(1,000)
Accounts payable	(1,105)	(2,124)
Accrued expenses and other liabilities	(4,496)	(5,054)
Accrued revenue share	(602)	(322)
Deferred revenue	(201)	(141)
Net cash provided by operating activities	23,509	28,848
Investing activities
Purchases of property and equipment	(6,289)	(12,012)
Purchases of marketable securities	(14,227)	(20,684)
Maturities and sales of marketable securities	18,327	24,985
Purchases of non-marketable securities	(626)	(1,206)
Maturities and sales of non-marketable securities	36	313
Acquisitions, net of cash acquired, and purchases of intangible assets	(42)	(61)
Other investing activities	(125)	101
Net cash used in investing activities	(2,946)	(8,564)
Financing activities
Net payments related to stock-based award activities	(1,989)	(2,929)
Repurchases of stock	(14,557)	(15,696)
Proceeds from issuance of debt, net of costs	6,927	1,982
Repayments of debt	(6,952)	(3,079)
Proceeds from sale of interest in consolidated entities, net	3	8
Net cash used in financing activities	(16,568)	(19,714)
Effect of exchange rate changes on cash and cash equivalents	50	(125)
Net increase (decrease) in cash and cash equivalents	4,045	445
Cash and cash equivalents at beginning of period	21,879	24,048
Cash and cash equivalents at end of period	$25,924	$24,493
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Nature of Operations
Google was incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. In 2015, we implemented a holding company reorganization, and as a result, Alphabet Inc. ("Alphabet") became the successor issuer to Google.
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers with infrastructure and platform services as well as communication and collaboration tools; sales of other products and services, such as fees received for subscription-based products, apps and in-app purchases, and devices.
Basis of Consolidation
The consolidated financial statements of Alphabet include the accounts of Alphabet and entities consolidated under the variable interest and voting models. Intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and in our opinion, include all adjustments of a normal recurring nature necessary for fair financial statement presentation. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. We have made estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.
These consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
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
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended
	March 31,
	2023	2024
Google Search & other	$40,359	$46,156
YouTube ads	6,693	8,090
Google Network	7,496	7,413
Google advertising	54,548	61,659
Google subscriptions, platforms, and devices	7,413	8,739
Google Services total	61,961	70,398
Google Cloud	7,454	9,574
Other Bets	288	495
Hedging gains (losses)	84	72
Total revenues	$69,787	$80,539
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended
	March 31,
	2023		2024
United States	$32,864	47%	$38,737	48%
EMEA(1)	21,078	30	23,788	30
APAC(1)	11,681	17	13,289	16
Other Americas(1)	4,080	6	4,653	6
Hedging gains (losses)	84	0	72	0
Total revenues	$69,787	100%	$80,539	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of March 31, 2024, we had $72.5 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Our revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenue. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services. We expect to recognize approximately half of the revenue backlog as revenues over the next 24 months with the remaining to be recognized thereafter. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2023 was $5.0 billion, of which $2.4 billion was recognized as revenues during the three months ended March 31, 2024.
Note 3. Financial Instruments
Fair Value Measurements
Investments Measured at Fair Value on a Recurring Basis
Cash, cash equivalents, and marketable equity securities are measured at fair value and classified within Level 1 and Level 2 in the fair value hierarchy, because we use quoted prices for identical assets in active markets

Table of Contents	Alphabet Inc.
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

Table of Contents	Alphabet Inc.

		As of March 31, 2024
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$2,812	$0	$0	$2,812	$2,812	$0
Government bonds	Level 2	36,336	88	(595)	35,829	2,724	33,105
Corporate debt securities	Level 2	22,085	64	(546)	21,603	0	21,603
Mortgage-backed and asset-backed securities	Level 2	17,018	47	(642)	16,423	0	16,423
Total investments with fair value change reflected in other comprehensive income(1)		$78,251	$199	$(1,783)	$76,667	$5,536	$71,131
Fair value adjustments recorded in net income
Money market funds	Level 1				$6,890	$6,890	$0
Current marketable equity securities(2)	Level 1				3,998	0	3,998
Mutual funds	Level 2				278	0	278
Government bonds	Level 2				1,965	158	1,807
Corporate debt securities	Level 2				3,772	80	3,692
Mortgage-backed and asset-backed securities	Level 2				2,691	0	2,691
Total investments with fair value change recorded in net income					$19,594	$7,128	$12,466
Cash					0	11,829	0
Total		$78,251	$199	$(1,783)	$96,261	$24,493	$83,597
(1)Represents gross unrealized gains and losses for debt securities recorded to AOCI.
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $1.4 billion as of March 31, 2024 is included within other non-current assets.
Investments Measured at Fair Value on a Nonrecurring Basis
Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy. Non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. Our valuation methods include option pricing models, market comparable approach, and common stock equivalent method, which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, expected time to exit, risk free rate, and the rights, and obligations of the securities we hold. These inputs significantly vary based on investment type.
As of March 31, 2024, the carrying value of our non-marketable equity securities was $31.4 billion, of which $13.6 billion were remeasured at fair value during the three months ended March 31, 2024 and primarily classified within Level 2 of the fair value hierarchy at the time of measurement.

Table of Contents	Alphabet Inc.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of March 31, 2024
Due in 1 year or less	$8,551
Due in 1 year through 5 years	42,755
Due in 5 years through 10 years	13,972
Due after 10 years	14,043
Total	$79,321
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$1,456	$(22)	$13,897	$(657)	$15,353	$(679)
Corporate debt securities	827	(5)	15,367	(592)	16,194	(597)
Mortgage-backed and asset-backed securities	2,945	(26)	7,916	(608)	10,861	(634)
Total	$5,228	$(53)	$37,180	$(1,857)	$42,408	$(1,910)

	As of March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$14,539	$(116)	$9,276	$(479)	$23,815	$(595)
Corporate debt securities	2,653	(8)	13,022	(494)	15,675	(502)
Mortgage-backed and asset-backed securities	4,895	(79)	6,851	(563)	11,746	(642)
Total	$22,087	$(203)	$29,149	$(1,536)	$51,236	$(1,739)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Three Months Ended
	March 31,
	2023	2024
Unrealized gain (loss) on fair value option debt securities	$145	$(46)
Gross realized gain on debt securities	57	68
Gross realized loss on debt securities	(492)	(480)
(Increase) decrease in allowance for credit losses	(3)	(4)
Total gain (loss) on debt securities recognized in other income (expense), net	$(293)	$(462)

Table of Contents	Alphabet Inc.
Equity Investments
The carrying value of equity securities is measured as the total initial cost plus the cumulative net gain (loss). Gains and losses, including impairments, are included as a component of OI&E in the Consolidated Statements of Income. See Note 6 for further details on OI&E.
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2023			As of March 31, 2024
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$5,418	$17,616	$23,034	$5,083	$18,505	$23,588
Cumulative net gain (loss)(1)	555	11,150	11,705	570	12,925	13,495
Carrying value	$5,973	$28,766	$34,739	$5,653	$31,430	$37,083
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $18.1 billion gains and $6.9 billion losses (including impairments) as of December 31, 2023 and $20.6 billion gains and $7.7 billion losses (including impairments) as of March 31, 2024.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in OI&E are summarized below (in millions):

	Three Months Ended
	March 31,
	2023	2024
Realized net gain (loss) on equity securities sold during the period	$105	$95
Unrealized net gain (loss) on marketable equity securities	51	164
Unrealized net gain (loss) on non-marketable equity securities(1)	221	1,984
Total gain (loss) on equity securities in other income (expense), net	$377	$2,243
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $915 million and $2.8 billion of upward adjustments and $694 million and $814 million of downward adjustments (including impairments) for the three months ended March 31, 2023 and 2024, respectively.
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

	Equity Securities Sold
	Three Months Ended
	March 31,
	2023	2024
Total sale price	$312	$1,090
Total initial cost	211	661
Cumulative net gains (losses)	$101	$429
Equity Securities Accounted for Under the Equity Method
As of December 31, 2023 and March 31, 2024, equity securities accounted for under the equity method had a carrying value of approximately $1.7 billion and $2.0 billion, respectively. Our share of gains and losses, including impairments, are included as a component of OI&E, in the Consolidated Statements of Income. See Note 6 for further details on OI&E.

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
Cash Flow Hedges
We designate foreign currency forward and option contracts (including collars) as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the United States (U.S.) dollar. These contracts have maturities of 24 months or less.
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
As of March 31, 2024, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $128 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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
We also use derivatives not designated as hedging instruments to manage risks relating to interest rates, commodity prices, and credit exposures, and to enhance investment returns. From time to time, we enter into derivatives to hedge the market price risk on certain of our marketable equity securities. Gains and losses arising from other derivatives are primarily reflected within the “other” component of OI&E. See Note 6 for further details.

The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2023	As of March 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$18,039	$17,726
Fair value hedges	$2,065	$1,847
Net investment hedges	$9,472	$9,321
Derivatives not designated as hedging instruments:
Foreign exchange contracts(1)	$39,722	$107,978
Other contracts	$10,818	$10,902
(1)     The gross notional amounts of these derivative instruments as of March 31, 2024 reflect a rollover in timing of settlement into our second quarter as a result of a holiday market closure.
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2023		As of March 31, 2024
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$205	$242	$150	$125
Derivatives not designated as hedging instruments:
Foreign exchange contracts	134	156	317	221
Other contracts	114	47	164	40
Total derivatives not designated as hedging instruments	248	203	481	261
Total	$453	$445	$631	$386
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
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Three Months Ended
	March 31,
	2023	2024
Derivatives in cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(138)	$155
Amount excluded from the assessment of effectiveness	47	58
Derivatives in net investment hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	(215)	82
Total	$(306)	$295

 The table below presents the gains (losses) of our derivatives on the Consolidated Statements of Income: (in millions):

	Three Months Ended March 31, 2024
	2023		2024
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts in the Consolidated Statements of Income	$69,787	$790	$80,539	$2,843

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$88	$0	$74	$0
Amount excluded from the assessment of effectiveness (amortized)	(4)	0	(2)	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	32	0	(16)
Derivatives designated as hedging instruments	0	(32)	0	15
Amount excluded from the assessment of effectiveness	0	5	0	3
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	51	0	36
Effect of non designated hedges:
Foreign exchange contracts	0	30	0	21
Other contracts	0	3	0	76
Total gains (losses)	$84	$89	$72	$135
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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$535	$(82)	$453	$(213)	$(75)	$165
Derivatives liabilities	$527	$(82)	$445	$(213)	$(16)	$216

	As of March 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$705	$(74)	$631	$(179)	$(264)	$188
Derivatives liabilities	$460	$(74)	$386	$(179)	$(9)	$198
(1)The balances as of December 31, 2023 and March 31, 2024 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Variable Interest Entities (VIE)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us, and their creditors do not have recourse to us. As of December 31, 2023 and March 31, 2024, assets that can only be used to settle obligations of these VIEs were $4.9 billion and $4.1 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.5 billion and $2.2 billion, respectively. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.4 billion and $3.2 billion as of December 31, 2023 and March 31, 2024, respectively, of which $1.1 billion and $1.0 billion is redeemable noncontrolling interest (RNCI) as of December 31, 2023 and March 31, 2024, respectively. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 6 for further details on OI&E.
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
The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. The maximum exposure and carrying value of these unconsolidated VIEs were $5.7 billion and $4.0 billion, respectively, as of December 31, 2023 and $6.9 billion and $5.3 billion, respectively, as of March 31, 2024. The difference between the maximum exposure and the carrying value relates primarily to future funding commitments.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2023 and March 31, 2024.
Our short-term debt balance also includes the current portion of certain long-term debt.

Long-Term Debt
Total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2023	As of March 31, 2024
Debt
2016-2020 Notes issuances	2025 - 2060	0.45% - 2.25%	0.57% - 2.33%	$13,000	$12,000
Future finance lease payments, net and other (1)				1,746	1,672
Total debt				14,746	13,672
Unamortized discount and debt issuance costs				(130)	(127)
Less: Current portion of long-term notes(2)				(1,000)	0
Less: Current portion of future finance lease payments, net and other current debt(1)(2)				(363)	(317)
Total long-term debt				$13,253	$13,228
(1)Future finance lease payments are net of imputed interest.
(2)Total current portion of long-term debt is included within other accrued expenses and current liabilities. See Note 6 for further details.
The notes in the table above are fixed-rate senior unsecured obligations and rank equally with each other. We may redeem the notes at any time in whole or in part at specified redemption prices. The effective interest rates are based on proceeds received with interest payable semi-annually.
The total estimated fair value of the outstanding notes was approximately $10.3 billion and $9.0 billion as of December 31, 2023 and March 31, 2024, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2024, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2024 and $6.0 billion expires in April 2028. In April 2024, we entered into a new $4.0 billion revolving credit facility expiring in April 2025. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2023 and March 31, 2024.
Note 6. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $771 million and $745 million as of December 31, 2023 and March 31, 2024, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2023	As of March 31, 2024
Land and buildings	$74,083	$77,421
Information technology assets	80,594	85,976
Construction in progress	35,229	37,679
Leasehold improvements	11,425	11,576
Furniture and fixtures	472	534
Property and equipment, gross	201,803	213,186
Less: accumulated depreciation	(67,458)	(70,004)
Property and equipment, net	$134,345	$143,182

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2023	As of March 31, 2024
European Commission fines(1)	$9,525	$9,475
Accrued purchases of property and equipment	4,679	5,666
Accrued customer liabilities	4,140	4,355
Current operating lease liabilities	2,791	2,874
Income taxes payable, net	2,748	4,926
Other accrued expenses and current liabilities	22,285	21,307
Accrued expenses and other current liabilities	$46,168	$48,603
(1)    While each European Commission (EC) decision is under appeal, the fines are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets, as we provided bank guarantees (in lieu of a cash payment) for the fines. Amounts include the effects of foreign exchange and interest. See Note 8 for further details.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2022	$(4,142)	$(3,477)	$16	$(7,603)
Other comprehensive income (loss) before reclassifications	596	866	(121)	1,341
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	47	47
Amounts reclassified from AOCI	0	292	(77)	215
Other comprehensive income (loss)	596	1,158	(151)	1,603
Balance as of March 31, 2023	$(3,546)	$(2,319)	$(135)	$(6,000)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2023	$(3,407)	$(965)	$(30)	$(4,402)
Other comprehensive income (loss) before reclassifications	(503)	(360)	128	(735)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	58	58
Amounts reclassified from AOCI	0	311	(71)	240
Other comprehensive income (loss)	(503)	(49)	115	(437)
Balance as of March 31, 2024	$(3,910)	$(1,014)	$85	$(4,839)

The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Three Months Ended
		March 31,
AOCI Components	Location	2023	2024
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(374)	$(399)
	Benefit (provision) for income taxes	82	88
	Net of income tax	(292)	(311)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	88	74
Interest rate contracts	Other income (expense), net	2	1
	Benefit (provision) for income taxes	(13)	(4)
	Net of income tax	77	71
Total amount reclassified, net of income tax		$(215)	$(240)
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended
	March 31,
	2023	2024
Interest income	$797	$1,061
Interest expense(1)	(80)	(94)
Foreign currency exchange gain (loss), net	(210)	(238)
Gain (loss) on debt securities, net	(293)	(462)
Gain (loss) on equity securities, net	377	2,243
Performance fees	118	104
Income (loss) and impairment from equity method investments, net	(51)	(26)
Other	132	255
Other income (expense), net	$790	$2,843
(1)Interest expense is net of interest capitalized of $40 million and $43 million for the three months ended March 31, 2023 and 2024, respectively.
Note 7. Goodwill
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2023	$21,118	$7,199	$881	$29,198
Acquisitions	9	0	0	9
Foreign currency translation and other adjustments	(22)	(2)	0	(24)
Balance as of March 31, 2024	$21,105	$7,197	$881	$29,183
Note 8. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $10.1 billion as of March 31, 2024, of which the majority is paid quarterly through the first quarter of 2030.

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
As of March 31, 2024, we did not have any material indemnification claims that were probable or reasonably possible.
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
Antitrust Matters
On November 30, 2010, the EC's Directorate General for Competition opened an investigation into various antitrust-related complaints against us.
•On June 27, 2017, the EC announced its decision that certain actions taken by Google regarding its display and ranking of shopping search results and ads infringed European competition law. The EC decision imposed a €2.4 billion ($2.7 billion as of June 27, 2017) fine. On September 11, 2017, we appealed the EC decision to the General Court, and on September 27, 2017, we implemented product changes to bring shopping ads into compliance with the EC's decision. We recognized a charge of $2.7 billion for the fine in the second quarter of 2017. On November 10, 2021, the General Court rejected our appeal, and we subsequently filed an appeal with the European Court of Justice on January 20, 2022.
•On July 18, 2018, the EC announced its decision that certain provisions in Google’s Android-related distribution agreements infringed European competition law. The EC decision imposed a €4.3 billion ($5.1 billion as of June 30, 2018) fine and directed the termination of the conduct at issue. On October 9, 2018, we appealed the EC decision, and on October 29, 2018, we implemented changes to certain of our Android distribution practices. On September 14, 2022, the General Court reduced the fine from €4.3 billion to €4.1 billion. We subsequently filed an appeal with the European Court of Justice. In 2018, we recognized a charge of $5.1 billion for the fine, which we reduced by $217 million in 2022.
•On March 20, 2019, the EC announced its decision that certain contractual provisions in agreements that Google had with AdSense for Search partners infringed European competition law. The EC decision imposed a fine of €1.5 billion ($1.7 billion as of March 20, 2019) and directed actions related to AdSense for Search partners' agreements, which we implemented prior to the decision. On June 4, 2019, we appealed the EC decision. We recognized a charge of $1.7 billion for the fine in the first quarter of 2019.

In addition, on July 7, 2021, a number of state Attorneys General filed an antitrust complaint in the U.S. District Court for the Northern District of California, alleging that Google’s operation of Android and Google Play violated U.S. antitrust laws and state antitrust and consumer protection laws. In September 2023, we reached a settlement in principle with 50 state Attorneys General and three territories. The U.S. District Court subsequently vacated the trial date with the states, and we expect any final approval of the settlement would come in 2024.
In December 2023, a California jury delivered a verdict in a similar lawsuit in Epic Games v. Google. The jury found that Google violated antitrust laws related to Google Play's business. Epic did not seek monetary damages. The presiding judge will determine non-monetary remedies in 2024, and the range of potential remedies vary widely. We plan to appeal.
From time to time we are subject to formal and informal inquiries and investigations on various competition matters by regulatory authorities in the U.S., Europe, and other jurisdictions globally. Examples, for which given their nature we cannot estimate a possible loss include:
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

•On December 16, 2020, a number of state Attorneys General filed an antitrust complaint in the U.S. District Court for the Eastern District of Texas, alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology, and a trial is scheduled for March 2025. Additionally, on January 24, 2023, the DOJ, along with a number of state Attorneys General, filed an antitrust complaint in the U.S. District Court for the Eastern District of Virginia alleging that Google’s digital advertising technology products violate U.S. antitrust laws, and on April 17, 2023, a number of additional state Attorneys General joined the complaint. A trial is scheduled for September 2024. The EC, the CMA, and the ACCC each opened a formal investigation into Google's advertising technology business practices on June 22, 2021, May 25, 2022, and June 29, 2022, respectively. On June 14, 2023, the EC issued a Statement of Objections (SO) informing Google of its preliminary view that Google violated European antitrust laws relating to its advertising technology. We responded to the SO on December 1, 2023.

•In May 2022, the EC and the CMA each opened investigations into Google Play’s business practices. Korean regulators are investigating Google Play's billing practices, including a formal review in May 2022 of Google's compliance with the new app store billing regulations.

We believe we have strong arguments against these claims and will defend ourselves vigorously. We continue to cooperate with federal and state regulators in the U.S., the EC, and other regulators around the world.
Privacy Matters
We are subject to a number of privacy-related laws and regulations, and we currently are party to a number of privacy investigations and lawsuits ongoing in multiple jurisdictions. For example, there are ongoing investigations and litigation in the U.S. and the European Union, including those relating to our collection and use of location information and advertising practices, which could result in significant fines, judgments, and product changes.
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
Other
We are subject to claims, lawsuits, regulatory and government investigations, other proceedings, and consent orders involving competition, intellectual property, data security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. For example, we periodically have data incidents that we report to relevant regulators as required by law. Such claims, consent orders, lawsuits, regulatory and government investigations, and other proceedings could result in substantial fines and penalties, injunctive relief, ongoing monitoring and auditing obligations, changes to our products and services, alterations to our business models and operations, and collateral related civil litigation or other adverse consequences, all of which could harm our business, reputation, financial condition, and operating results.
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
See Note 12 for information regarding income tax contingencies.
Note 9. Stockholders' Equity
Share Repurchases
During the three months ended March 31, 2023 and 2024, we repurchased $15.1 billion and $16.1 billion, respectively, of Alphabet's Class A and Class C shares.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. As of March 31, 2024, $20.4 billion remained available for Class A and Class C share repurchases. In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended March 31, 2024
	Shares	Amount
Class A share repurchases	23	$3,350
Class C share repurchases	88	12,707
Total share repurchases(1)	111	$16,057
(1)    Shares repurchased include unsettled repurchases as of March 31, 2024.
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

Dividends
On April 25, 2024, the Board of Directors of Alphabet declared a cash dividend of $0.20 per share to be paid on June 17, 2024, to stockholders of record as of June 10, 2024, on each of the company’s Class A, Class B, and Class C shares.
The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion. In connection with the cash dividend (and any future dividend the company’s Board of Directors may declare from time to time), the company will also award dividend equivalent units to holders of all unvested stock units in accordance with the Alphabet Inc. Amended and Restated 2021 Stock Plan and pursuant to each holder’s outstanding stock unit grant agreements, as amended.
Note 10. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended March 31,
	2023			2024
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$7,006	$1,040	$7,005	$11,213	$1,656	$10,793
Denominator
Number of shares used in per share computation	5,949	883	5,949	5,883	869	5,663
Basic net income per share	$1.18	$1.18	$1.18	$1.91	$1.91	$1.91
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$7,006	$1,040	$7,005	$11,213	$1,656	$10,793
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,040	0	0	1,656	0	0
Reallocation of undistributed earnings	(27)	(4)	27	(115)	(15)	115
Allocation of undistributed earnings	$8,019	$1,036	$7,032	$12,754	$1,641	$10,908
Denominator
Number of shares used in basic computation	5,949	883	5,949	5,883	869	5,663
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	883	0	0	869	0	0
Restricted stock units and other contingently issuable shares	0	0	42	0	0	112
Number of shares used in per share computation	6,832	883	5,991	6,752	869	5,775
Diluted net income per share	$1.17	$1.17	$1.17	$1.89	$1.89	$1.89
For the periods presented above, the net income per share amounts are the same for Class A, Class B, and Class C stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc.
Note 11. Compensation Plans
Stock-Based Compensation
For the three months ended March 31, 2023 and 2024, total stock based compensation (SBC) expense was $5.3 billion, including amounts associated with awards we expect to settle in Alphabet stock of $5.1 billion, for both periods.

Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs) for the three months ended March 31, 2024 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	338	$104.93
Granted	159	$133.43
Vested	(49)	$107.61
Forfeited/canceled	(8)	$106.64
Unvested as of March 31, 2024	440	$114.91
As of March 31, 2024, there was $48.7 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.9 years.
Note 12. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended
	March 31,
	2023	2024
Income before provision for income taxes	$18,205	$28,315
Provision for income taxes	$3,154	$4,653
Effective tax rate	17.3%	16.4%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $9.4 billion and $10.2 billion, of which $7.4 billion and $8.1 billion, if recognized, would affect our effective tax rate, as of December 31, 2023 and March 31, 2024, respectively.
Note 13. Information about Segments and Geographic Areas
We report our segment results as Google Services, Google Cloud, and Other Bets:
•Google Services includes products and services such as ads, Android, Chrome, devices, Google Maps, Google Play, Search, and YouTube. Google Services generates revenues primarily from advertising; fees received for consumer subscription-based products such as YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket, as well as Google One; the sale of apps and in-app purchases and devices.
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
Certain costs are not allocated to our segments because they represent Alphabet-level activities. These costs primarily include AI-focused shared R&D activities, including development costs of our general AI models; corporate initiatives such as our philanthropic activities; corporate shared costs such as certain finance, human resource, and legal costs, including certain fines and settlements. Charges associated with employee severance and office space reductions during 2023 and employee severance in the first quarter of 2024, were not allocated to our segments. Additionally, hedging gains (losses) related to revenue are not allocated to our segments.
Our operating segments are not evaluated using asset information.

The following table presents information about our segments (in millions):

	Three Months Ended
	March 31,
	2023	2024
Revenues:
Google Services	$61,961	$70,398
Google Cloud	7,454	9,574
Other Bets	288	495
Hedging gains (losses)	84	72
Total revenues	$69,787	$80,539

	Three Months Ended
	March 31,
	2023	2024
Operating income (loss):
Google Services	$21,737	$27,897
Google Cloud	191	900
Other Bets	(1,225)	(1,020)
Alphabet-level activities	(3,288)	(2,305)
Total income from operations	$17,415	$25,472
See Note 2 for information relating to revenues by geography.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2023	As of March 31, 2024
Long-lived assets:
United States	$110,053	$117,085
International	38,383	39,865
Total long-lived assets	$148,436	$156,950

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with "Note About Forward-Looking Statements" and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, including Part I, Item 1A "Risk Factors," as updated in this Quarterly Report on Form 10-Q.
Understanding Alphabet’s Financial Results
Alphabet is a collection of businesses — the largest of which is Google. We report Google in two segments, Google Services and Google Cloud; we also report all non-Google businesses collectively as Other Bets. For further details on our segments, see Note 13 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Revenues and Monetization Metrics
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure and platform services as well as communication and collaboration tools; sales of other products and services, such as fees received for subscription-based products, apps and in-app purchases, and devices. For additional information on how we recognize revenue, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
In addition to the long-term trends and their financial effect on our business discussed in "Trends in Our Business and Financial Effect" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, fluctuations in our revenues have been and may continue to be affected by a combination of factors, including:
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
Google Cloud
Google Cloud revenues are comprised of the following:
•Google Cloud Platform, which generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as cybersecurity, databases, analytics, and AI offerings including our AI infrastructure, Vertex AI platform, and Gemini for Google Cloud;
•Google Workspace, which includes subscriptions for cloud-based communication and collaboration tools for enterprises, such as Calendar, Gmail, Docs, Drive, and Meet, with integrated features like Gemini for Google Workspace; and
•other enterprise services.
Fluctuations in our Google Cloud revenues have been, and may continue to be, affected by factors in addition to the general factors described above, such as customer usage.
Other Bets
Revenues from Other Bets are generated primarily from the sale of healthcare-related services and internet services.

Costs and Expenses
Our cost structure has two components: cost of revenues and operating expenses. Our operating expenses include costs related to R&D, sales and marketing, and general and administrative functions. Certain of our costs and expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to changes in revenue. Additionally, fluctuations in compensation expenses may not directly correlate with changes in headcount, in particular due to annual SBC awards that generally vest over four years.
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
For additional information, including how we account for our investments and factors that can drive fluctuations in the value of our investments, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Provision for income taxes represents the estimated amount of federal, state, and foreign income taxes incurred in the U.S. and the many jurisdictions in which we operate. The provision includes the effect of reserve provisions and changes to reserves that are considered appropriate as well as the related net interest and penalties.
For additional information, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as Note 12 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
The following table summarizes our consolidated financial results (in millions, except per share information and percentages):

	Three Months Ended
	March 31,
	2023	2024	$ Change	% Change
Consolidated revenues	$69,787	$80,539	$10,752	15%
Change in consolidated constant currency revenues(1)				16%

Cost of revenues	$30,612	$33,712	$3,100	10%
Operating expenses	$21,760	$21,355	$(405)	(2)%

Operating income	$17,415	$25,472	$8,057	46%
Operating margin	25%	32%		7%

Other income (expense), net	$790	$2,843	$2,053	260%

Net Income	$15,051	$23,662	$8,611	57%
Diluted EPS	$1.17	$1.89	$0.72	62%
(1)    See "Use of Non-GAAP Constant Currency Measures" below for details relating to our use of constant currency information.
•Revenues were $80.5 billion, an increase of 15% year over year, primarily driven by an increase in Google Services revenues of $8.4 billion, or 14%, and an increase in Google Cloud revenues of $2.1 billion, or 28%.
•Total constant currency revenues, which exclude the effect of hedging, increased 16% year over year.
•Cost of revenues was $33.7 billion, an increase of 10% year over year, primarily driven by increases in TAC, content acquisition costs, and depreciation expense. These increases were partially offset by decreases in compensation expenses, largely the result of a reduction in employee severance and related charges, and charges related to our office space optimization efforts.
•Operating expenses were $21.4 billion, a decrease of 2% year over year, primarily driven by decreases in charges related to our office space optimization efforts, compensation expenses, largely the result of a reduction in employee severance and related charges, and charges related to legal matters. These decreases were partially offset by an increase in depreciation expense.

Other Information
•On April 25, 2024, the Board of Directors of Alphabet approved the initiation of a cash dividend program, and declared a cash dividend of $0.20 per share that will be paid on June 17, 2024, to stockholders of record as of June 10, 2024, on each of the company’s Class A, Class B, and Class C shares. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-Q for additional information.
•Repurchases of Class A and Class C shares were $3.4 billion and $12.7 billion, respectively, totaling $16.1 billion for the three months ended March 31, 2024. In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
•Compensation expenses included employee severance and related charges for the three months ended March 31, 2024 of $716 million, a $1.3 billion decrease in severance and related charges as compared to the three months ended March 31, 2023. For the first quarter of 2024, these charges are included within cost of revenues, research and development, sales and marketing, and general and administrative expenses in the amounts of $153 million, $247 million, $217 million, and $99 million, respectively.
•Operating cash flow was $28.8 billion for the three months ended March 31, 2024.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $12.0 billion for the three months ended March 31, 2024.
•As of March 31, 2024, we had 180,895 employees.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended
	March 31,
	2023	2024
Google Search & other	$40,359	$46,156
YouTube ads	6,693	8,090
Google Network	7,496	7,413
Google advertising	54,548	61,659
Google subscriptions, platforms, and devices	7,413	8,739
Google Services total	61,961	70,398
Google Cloud	7,454	9,574
Other Bets	288	495
Hedging gains (losses)	84	72
Total revenues	$69,787	$80,539
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $5.8 billion from the three months ended March 31, 2023 to the three months ended March 31, 2024. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.
YouTube ads
YouTube ads revenues increased $1.4 billion from the three months ended March 31, 2023 to the three months ended March 31, 2024. The growth was driven by our direct response and brand advertising products, both of which benefited from increased spending by our advertisers.

Google Network
Google Network revenues decreased $83 million from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily driven by a decrease in AdSense revenues.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from three months ended March 31, 2023 to three months ended March 31, 2024:

Google Search & other
Paid clicks change	5%
Cost-per-click change	8%
Google Network
Impressions change	(13)%
Cost-per-impression change	14%
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
Google subscriptions, platforms, and devices
Google subscriptions, platforms, and devices revenues increased $1.3 billion from the three months ended March 31, 2023 to the three months ended March 31, 2024, primarily driven by an increase in subscription revenues, largely from growth in the number of paid subscribers for YouTube services.
Google Cloud
Google Cloud revenues increased $2.1 billion from the three months ended March 31, 2023 to the three months ended March 31, 2024. Growth was primarily driven by Google Cloud Platform followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in Google Cloud Platform.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended
	March 31,
	2023	2024
United States	47%	48%
EMEA	30%	30%
APAC	17%	16%
Other Americas	6%	6%
Hedging gains (losses)	0%	0%
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
The following table presents the foreign currency exchange effect on international revenues and total revenues (in millions, except percentages):

			Three Months Ended March 31, 2024
					% Change from Prior Period
	Three Months Ended March 31,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2023	2024
United States	$32,864	$38,737	$0	$38,737	18%		0%	18%
EMEA	21,078	23,788	204	23,584	13%		1%	12%
APAC	11,681	13,289	(439)	13,728	14%		(4)%	18%
Other Americas	4,080	4,653	(152)	4,805	14%		(4)%	18%
Revenues, excluding hedging effect	69,703	80,467	(387)	80,854	15%		(1)%	16%
Hedging gains (losses)	84	72
Total revenues(1)	$69,787	$80,539		$80,854	15%	0%	(1)%	16%
(1)Total constant currency revenues of $80.9 billion for the three months ended March 31, 2024 increased $11.2 billion compared to $69.7 billion in revenues, excluding hedging effect, for the three months ended March 31, 2023.
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

Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended
	March 31,
	2023	2024
TAC	$11,721	$12,946
Other cost of revenues	18,891	20,766
Total cost of revenues	$30,612	$33,712
Total cost of revenues as a percentage of revenues	44%	42%
Cost of revenues increased $3.1 billion from the three months ended March 31, 2023 to the three months ended March 31, 2024 due to an increase in other cost of revenues and TAC of $1.9 billion and $1.2 billion, respectively.
The increase in TAC from the three months ended March 31, 2023 to the three months ended March 31, 2024 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 21.5% to 21.0% from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rate on Google Search & other revenues was substantially consistent from the three months ended March 31, 2023 to the three months ended March 31, 2024. The TAC rate on Google Network revenues reflected a slight increase from the three months ended March 31, 2023 to the three months ended March 31, 2024 due to a combination of factors, none of which were individually significant.
The increase in other cost of revenues from the three months ended March 31, 2023 to the three months ended March 31, 2024 was primarily due to increases in content acquisition costs, largely for YouTube, and depreciation expense. These increases were partially offset by decreases in compensation expenses, largely the result of a reduction in employee severance and related charges of $308 million, and charges related to our office space optimization efforts of $220 million.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2023	2024
Research and development expenses	$11,468	$11,903
Research and development expenses as a percentage of revenues	16%	15%
R&D expenses increased $435 million from the three months ended March 31, 2023 to the three months ended March 31, 2024, primarily driven by increases in depreciation expense of $308 million and third-party services fees of $253 million, partially offset by a decrease in charges associated with our office space optimization efforts of $247 million. Additionally, a decrease in compensation expenses of $64 million was primarily the result of a reduction in employee severance and related charges of $588 million. This decrease was partially offset by an increase in SBC expense of $320 million, excluding employee severance and related charges.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2023	2024
Sales and marketing expenses	$6,533	$6,426
Sales and marketing expenses as a percentage of revenues	9%	8%
Sales and marketing expenses decreased $107 million from the three months ended March 31, 2023 to the three months ended March 31, 2024, primarily driven by a decrease in compensation expenses of $85 million, largely the result of a reduction in employee severance and related charges of $228 million, partially offset by a combination of factors, none of which were individually significant.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2023	2024
General and administrative expenses	$3,759	$3,026
General and administrative expenses as a percentage of revenues	5%	4%
General and administrative expenses decreased $733 million from the three months ended March 31, 2023 to the three months ended March 31, 2024, primarily driven by a reduction in charges related to legal matters of $248 million and a combination of factors, none of which were individually significant.
Segment Profitability
The following table presents segment operating income (loss) (in millions):

	Three Months Ended
	March 31,
	2023	2024
Operating income (loss):
Google Services	$21,737	$27,897
Google Cloud	191	900
Other Bets	(1,225)	(1,020)
Alphabet-level activities(1)	(3,288)	(2,305)
Total income from operations	$17,415	$25,472
(1)In addition to the costs included in Alphabet-level activities, hedging gains (losses) related to revenue were $84 million and $72 million for the three months ended March 31, 2023 and 2024, respectively. For the three months ended March 31, 2023 and 2024, Alphabet-level activities included substantially all of the charges related to employee severance and our office space optimization efforts. For additional information relating to our segments, see Note 13 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Google Services
Google Services operating income increased $6.2 billion from the three months ended March 31, 2023 to the three months ended March 31, 2024. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in TAC and content acquisition costs. Additionally, a reduction in compensation expenses contributed to the increase in operating income.
Google Cloud
Google Cloud operating income increased $709 million from the three months ended March 31, 2023 to the three months ended March 31, 2024. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in compensation expenses, largely driven by headcount growth, and usage costs for technical infrastructure assets.
Other Bets
Other Bets operating loss decreased $205 million from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily due to growth in revenues.

Other Income (Expense), Net
The following table presents OI&E (in millions):

	Three Months Ended
	March 31,
	2023	2024
Interest income	$797	$1,061
Interest expense	(80)	(94)
Foreign currency exchange gain (loss), net	(210)	(238)
Gain (loss) on debt securities, net	(293)	(462)
Gain (loss) on equity securities, net	377	2,243
Performance fees	118	104
Income (loss) and impairment from equity method investments, net	(51)	(26)
Other	132	255
Other income (expense), net	$790	$2,843
OI&E increased $2.1 billion from the three months ended March 31, 2023 to the three months ended March 31, 2024. The increase was primarily due to net unrealized gains in non-marketable equity securities due to fair value adjustments related to observable transactions and increased interest income due to interest rates.
For additional information, see Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended
	March 31,
	2023	2024
Income before provision for income taxes	$18,205	$28,315
Provision for income taxes	$3,154	$4,653
Effective tax rate	17.3%	16.4%
The effective tax rate decreased from the three months ended March 31, 2023 to the three months ended March 31, 2024, primarily due to the tax rule change related to U.S. federal foreign tax credits issued by the IRS in July 2023 and an increase in stock-based compensation-related tax benefits, partially offset by a decrease in the U.S. federal Foreign Derived Intangible Income tax deduction and an increase in taxes for certain U.S. jurisdictions.
The OECD is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Some countries have already implemented the legislation effective January 1, 2024, and we expect others to follow, however we do not expect a material change to our income tax provision for the 2024 fiscal year. As additional jurisdictions enact such legislation, transitional rules lapse, and other provisions of the minimum tax legislation become effective, we expect our effective tax rate and cash tax payments could increase in future years.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of March 31, 2024, we had $108.1 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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

The following table presents our cash flows (in millions):

	Three Months Ended
	March 31,
	2023	2024
Net cash provided by operating activities	$23,509	$28,848
Net cash used in investing activities	$(2,946)	$(8,564)
Net cash used in financing activities	$(16,568)	$(19,714)
Cash Provided by Operating Activities
Our largest source of cash provided by operations are advertising revenues generated by Google Search & other properties, Google Network properties, and YouTube properties. In Google Services, we also generate cash through consumer subscriptions and the sale of apps and in-app purchases and devices. In Google Cloud, we generate cash through consumption-based fees and subscriptions for infrastructure, platform, collaboration tools, and other cloud services.
Our primary uses of cash from operating activities include payments to distribution and Google Network partners, to employees for compensation, and to content providers. Other uses of cash from operating activities include payments to suppliers for devices, to tax authorities for income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased from the three months ended March 31, 2023 to the three months ended March 31, 2024 due to the increase in cash received from customers, partially offset by an increase in cash payments for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily due to an increase in purchases of property and equipment.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the three months ended March 31, 2023 to the three months ended March 31, 2024 due to increases in net repayments related to debt, net payments related to stock-based award activities, and repurchases of stock.
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
During the three months ended March 31, 2023 and 2024, we spent $6.3 billion and $12.0 billion on capital expenditures, respectively. We expect to increase, relative to 2023, our investment in our technical infrastructure, including servers, network equipment, and data centers, to support the growth of our business and our long-term initiatives, in particular in support of AI products and services. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. Land is not depreciated. For the three months ended March 31, 2023 and 2024, our depreciation on property and equipment was $2.6 billion and $3.4 billion, respectively.
Leases
For the three months ended March 31, 2023 and 2024, we recognized total operating lease assets of $1.1 billion and $0.4 billion, respectively. As of March 31, 2024, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 8 years, was $17.2 billion.
As of March 31, 2024, we have entered into leases that have not yet commenced with future lease payments of $3.6 billion, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2024 and 2026 with non-cancelable lease terms of one to 25 years.
For the three months ended March 31, 2023 and 2024, our operating lease expenses (including variable lease costs) were $1.1 billion and $1.1 billion, respectively. Finance lease costs were not material for the three months ended March 31, 2023 and 2024.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2024, we had no commercial paper outstanding.
As of March 31, 2024, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2024 and $6.0 billion expiring in April 2028. In April 2024, we entered into a new $4.0 billion revolving credit facility expiring in April 2025.The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities.
As of March 31, 2024, we had senior unsecured notes outstanding with a total carrying value of $11.9 billion. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchase Program
During the three months ended March 31, 2024, we repurchased and subsequently retired 111 million shares for $16.1 billion.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. As of March 31, 2024, $20.4 billion remained available for Class A and Class C share repurchases. In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended March 31, 2024
	Shares	Amount
Class A share repurchases	23	$3,350
Class C share repurchases	88	12,707
Total share repurchases(1)	111	$16,057

(1) Shares repurchased include unsettled repurchases as of March 31, 2024.
For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Dividend Program
On April 25, 2024, the Board of Directors of Alphabet declared a cash dividend of $0.20 per share to be paid on June 17, 2024, to stockholders of record as of June 10, 2024, on each of the company’s Class A, Class B, and Class C shares.
The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion. In connection with the cash dividend (and any future dividend the company’s Board of Directors may declare from time to time), the company will also award dividend equivalent units to holders of all unvested stock units in accordance with the Alphabet Inc. Amended and Restated 2021 Stock Plan and pursuant to each holder’s outstanding stock unit grant agreements, as amended.
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
While each EC decision is under appeal, we included the fines in accrued expenses and other current liabilities on our Consolidated Balance Sheets as we provided bank guarantees (in lieu of a cash payment) for the fines. For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Taxes
As of March 31, 2024, we had income taxes payable of $4.2 billion, of which $2.1 billion was short-term, related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. We also have long-term taxes payable of $7.1 billion primarily related to uncertain tax positions as of March 31, 2024.
Purchase Commitments and Other Contractual Obligations
As of March 31, 2024, we had material purchase commitments and other contractual obligations of $44.0 billion, of which $29.4 billion was short-term. These amounts primarily consist of purchase orders for certain technical infrastructure as well as the non-cancelable portion or the minimum cancellation fee in certain agreements related to commitments to purchase licenses, including content licenses, inventory and network capacity. For those agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of March 31, 2024. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For more information related to our content licenses, see Note 8 of the Notes to Consolidated Financial Statements included in Item I of this Quarterly Report on Form 10-Q.
In addition we regularly enter into multi-year, non-cancellable agreements to purchase renewable energy and energy attributes, such as renewable energy certificates. These agreements do not include a minimum dollar commitment. The amounts to be paid under these agreements are based on the actual volumes to be generated and are not readily determinable.
Critical Accounting Estimates
See Part II, Item 7, "Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. We also share Google news and product updates on Google’s Keyword blog at https://www.blog.google/, which may be of interest or material to our investors. Further, corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Governance." The content of our websites is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II.     OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 8 “Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Below are material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2023.
Risks Specific to our Company
We generate a significant portion of our revenues from advertising. Reduced spending by advertisers, a loss of partners, or new and existing technologies that block ads online and/or affect our ability to customize ads could harm our business.
We generated more than 75% of total revenues from online advertising in 2023. Many of our advertisers, companies that distribute our products and services, digital publishers, and content providers can terminate their contracts with us at any time. These partners may not continue to do business with us if we do not create more value (such as increased numbers of users or customers, new sales leads, increased brand awareness, or more effective monetization) than their available alternatives. Changes to our advertising policies and data privacy practices, such as our initiatives to phase out third-party cookies (which remain subject to review, affecting the timing), as well as changes to other companies’ advertising and/or data privacy practices have in the past, and may in the future, affect the advertising that we are able to provide. In addition, technologies have been developed that make customized ads more difficult, or that block the display of ads altogether, and some providers of online services have integrated these technologies that could potentially impair the availability and functionality of third-party digital advertising. Failing to provide superior value or deliver advertisements effectively and competitively could harm our business, reputation, financial condition, and operating results.
In addition, expenditures by advertisers tend to correlate with overall economic conditions. Adverse macroeconomic conditions have affected, and may in the future affect, the demand for advertising, resulting in fluctuations in the amounts our advertisers spend on advertising, which could harm our financial condition and operating results.
Risks Related to Ownership of our Stock
We cannot guarantee that any share repurchase program or dividend program will be continuously active or fully consummated or will enhance long-term stockholder value, and share repurchases or dividends could increase the volatility of our stock prices and could diminish our cash reserves.
We engage in share repurchases of our Class A and Class C stock from time to time in accordance with authorizations from the Board of Directors of Alphabet. Our repurchase program does not have an expiration date and does not obligate Alphabet to repurchase any specific dollar amount or to acquire any specific number of shares. In April 2024, we announced the approval of a cash dividend to our Class A, Class B and Class C stockholders. Any and all future cash dividends are subject to declaration by the Board of Directors at their sole discretion, and in accordance with the requirements of any applicable laws, rules and regulations, including the Delaware General Corporation Law. Our cash dividend program does not require, and our Board of Directors may not declare, a cash dividend each quarter, and does not obligate our Board of Directors to declare a dividend in any specific dollar amount per share. Further, our share repurchases or dividends could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock.
The trading price for our Class A stock and non-voting Class C stock may continue to be volatile.
The trading price of our stock has at times experienced significant volatility and may continue to be volatile. In addition to the factors discussed in this report, the trading prices of our Class A stock and Class C stock have fluctuated, and may continue to fluctuate widely, in response to various factors, including, among others, the size or continuity of either our share repurchase or dividend programs, the activities of our peers and changes in broader economic and political conditions around the world. These broad market and industry factors could harm the market price of our Class A stock and our Class C stock, regardless of our actual operating performance.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended March 31, 2024.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - 31	9,717	29,623	$145.11	$146.28	39,340	$30,648
February 1 - 29	7,568	28,804	$143.82	$144.75	36,372	$25,429
March 1 - 31	5,949	29,230	$143.08	$143.86	35,179	$20,404
Total	23,234	87,657			110,891
(1)    Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. For additional information related to share repurchases, see Note 9 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)    Average price paid per share includes costs associated with the repurchases.
ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and Section 16 officers.
Compensatory Arrangements of Certain Officers
On April 16, 2024, the Leadership Development, Inclusion and Compensation Committee of the Board of Directors of Alphabet approved the accrual of dividend equivalent units to holders of all unvested stock units, subject to the approval of a dividend declaration by the Board of Directors of the Company (which was approved and announced on April 25, 2024). This approval covers both performance stock unit awards and Google stock unit awards, and applies both to currently outstanding and future equity awards. For the avoidance of doubt, the corresponding amendments to the respective stock unit grant agreements will apply both to currently outstanding grant agreements and all future grant agreements. As stock units are not outstanding shares of stock and thus would not otherwise be entitled to participate in any dividends (including the one referenced above), the crediting of dividend equivalent units is intended to preserve the equity-based incentives intended by the Company when the stock units were granted and to treat the holders of stock units consistently with all stockholders.

ITEM 6.EXHIBITS

Exhibit Number			Description	Incorporated by reference herein
				Form	Date
10.01	*	♦	Alphabet Inc. Amended and Restated 2021 Stock Plan – Form of Alphabet Restricted Stock Unit Agreement
10.02	*	♦	Alphabet Inc. Amended and Restated 2021 Stock Plan – Form of Alphabet CEO Performance Stock Unit Agreement
10.03	*	♦	Alphabet Inc. Amended and Restated 2021 Stock Plan – Form of Alphabet Non-CEO Performance Stock Unit Agreement
31.01	*		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*		Inline XBRL Taxonomy Extension Schema Document
101.CAL	*		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

♦	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
April 25, 2024	By:	/s/ RUTH M. PORAT
Ruth M. Porat
President and Chief Investment Officer; Chief Financial Officer

ALPHABET INC.
April 25, 2024	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President, Corporate Controller and Principal Accounting Officer