Form 10-Q
period 2024-06-30
Alphabet Inc.
filed 2024-07-24
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 16, 2024, there were 5,859 million shares of Alphabet’s Class A stock outstanding, 866 million shares of Alphabet's Class B stock outstanding, and 5,585 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2024

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
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated in our subsequent Quarterly Reports on Form 10-Q, including in this Quarterly Report on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q; the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated in our subsequent Quarterly Reports on Form 10-Q, including in this Quarterly Report on Form 10-Q; the trends discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023; and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2023	As of June 30, 2024
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,048	$27,225
Marketable securities	86,868	73,500
Total cash, cash equivalents, and marketable securities	110,916	100,725
Accounts receivable, net	47,964	47,087
Other current assets	12,650	14,183
Total current assets	171,530	161,995
Non-marketable securities	31,008	34,172
Deferred income taxes	12,169	14,958
Property and equipment, net	134,345	151,155
Operating lease assets	14,091	13,606
Goodwill	29,198	29,185
Other non-current assets	10,051	9,699
Total assets	$402,392	$414,770
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,493	$6,092
Accrued compensation and benefits	15,140	11,373
Accrued expenses and other current liabilities	46,168	47,298
Accrued revenue share	8,876	8,899
Deferred revenue	4,137	4,251
Total current liabilities	81,814	77,913
Long-term debt	13,253	13,238
Deferred revenue, non-current	911	985
Income taxes payable, non-current	8,474	7,703
Deferred income taxes	485	717
Operating lease liabilities	12,460	11,708
Other long-term liabilities	1,616	1,753
Total liabilities	119,013	114,017
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,460 (Class A 5,899, Class B 870, Class C 5,691) and 12,322 (Class A 5,860, Class B 866, Class C 5,596) shares issued and outstanding	76,534	79,732
Accumulated other comprehensive income (loss)	(4,402)	(5,012)
Retained earnings	211,247	226,033
Total stockholders’ equity	283,379	300,753
Total liabilities and stockholders’ equity	$402,392	$414,770
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Revenues	$74,604	$84,742	$144,391	$165,281
Costs and expenses:
Cost of revenues	31,916	35,507	62,528	69,219
Research and development	10,588	11,860	22,056	23,763
Sales and marketing	6,781	6,792	13,314	13,218
General and administrative	3,481	3,158	7,240	6,184
Total costs and expenses	52,766	57,317	105,138	112,384
Income from operations	21,838	27,425	39,253	52,897
Other income (expense), net	65	126	855	2,969
Income before income taxes	21,903	27,551	40,108	55,866
Provision for income taxes	3,535	3,932	6,689	8,585
Net income	$18,368	$23,619	$33,419	$47,281

Basic net income per share (Note 10)	$1.45	$1.91	$2.63	$3.82
Diluted net income per share (Note 10)	$1.44	$1.89	$2.61	$3.78
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Net income	$18,368	$23,619	$33,419	$47,281
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $13, $(26), $60 and $(44)	235	(447)	831	(950)
Available-for-sale investments:
Change in net unrealized gains (losses)	(570)	(93)	296	(453)
Less: reclassification adjustment for net (gains) losses included in net income	198	230	490	541
Net change, net of income tax benefit (expense) of $106, $(40), $(224) and $(26)	(372)	137	786	88
Cash flow hedges:
Change in net unrealized gains (losses)	151	232	77	418
Less: reclassification adjustment for net (gains) losses included in net income	(5)	(95)	(82)	(166)
Net change, net of income tax benefit (expense) of $(11), $(27), $19 and $(50)	146	137	(5)	252
Other comprehensive income (loss)	9	(173)	1,612	(610)
Comprehensive income	$18,377	$23,446	$35,031	$46,671
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended June 30, 2023
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	12,722	$70,269	$(6,000)	$196,625	$260,894
Stock issued	38	0	0	0	0
Stock-based compensation expense	0	5,815	0	0	5,815
Tax withholding related to vesting of restricted stock units and other	0	(2,831)	0	0	(2,831)
Repurchases of stock	(131)	(1,005)	0	(14,109)	(15,114)
Net income	0	0	0	18,368	18,368
Other comprehensive income (loss)	0	0	9	0	9
Balance as of June 30, 2023	12,629	$72,248	$(5,991)	$200,884	$267,141

	Six Months Ended June 30, 2023
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	12,849	$68,184	$(7,603)	$195,563	$256,144
Stock issued	68	0	0	0	0
Stock-based compensation expense	0	11,128	0	0	11,128
Tax withholding related to vesting of restricted stock units and other	0	(4,924)	0	0	(4,924)
Repurchases of stock	(288)	(2,140)	0	(28,098)	(30,238)
Net income	0	0	0	33,419	33,419
Other comprehensive income (loss)	0	0	1,612	0	1,612
Balance as of June 30, 2023	12,629	$72,248	$(5,991)	$200,884	$267,141

Table of Contents	Alphabet Inc.

	Three Months Ended June 30, 2024
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	12,381	$77,913	$(4,839)	$219,770	$292,844
Stock issued	33	0	0	0	0
Stock-based compensation expense	0	5,908	0	0	5,908
Tax withholding related to vesting of restricted stock units and other	0	(3,304)	0	0	(3,304)
Repurchases of stock	(92)	(789)	0	(14,809)	(15,598)
Dividends and dividend equivalents declared ($0.20 per share)	0	4	0	(2,547)	(2,543)
Net income	0	0	0	23,619	23,619
Other comprehensive income (loss)	0	0	(173)	0	(173)
Balance as of June 30, 2024	12,322	$79,732	$(5,012)	$226,033	$300,753

	Six Months Ended June 30, 2024
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	12,460	$76,534	$(4,402)	$211,247	$283,379
Stock issued	65	0	0	0	0
Stock-based compensation expense	0	11,201	0	0	11,201
Tax withholding related to vesting of restricted stock units and other	0	(6,300)	0	0	(6,300)
Repurchases of stock	(203)	(1,707)	0	(29,948)	(31,655)
Dividends and dividend equivalents declared ($0.20 per share)	0	4	0	(2,547)	(2,543)
Net income	0	0	0	47,281	47,281
Other comprehensive income (loss)	0	0	(610)	0	(610)
Balance as of June 30, 2024	12,322	$79,732	$(5,012)	$226,033	$300,753
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30,
	2023	2024
Operating activities
Net income	$33,419	$47,281
Adjustments:
Depreciation of property and equipment	5,459	7,121
Stock-based compensation expense	11,058	11,129
Deferred income taxes	(4,269)	(2,738)
Loss (gain) on debt and equity securities, net	425	(757)
Other	1,774	1,185
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,506	110
Income taxes, net	8,520	(889)
Other assets	(1,259)	(1,532)
Accounts payable	14	(563)
Accrued expenses and other liabilities	(4,037)	(5,176)
Accrued revenue share	(418)	97
Deferred revenue	(17)	220
Net cash provided by operating activities	52,175	55,488
Investing activities
Purchases of property and equipment	(13,177)	(25,198)
Purchases of marketable securities	(35,589)	(43,011)
Maturities and sales of marketable securities	37,049	58,577
Purchases of non-marketable securities	(1,513)	(2,199)
Maturities and sales of non-marketable securities	181	605
Acquisitions, net of cash acquired, and purchases of intangible assets	(340)	(87)
Other investing activities	(357)	(32)
Net cash used in investing activities	(13,746)	(11,345)
Financing activities
Net payments related to stock-based award activities	(4,725)	(6,138)
Repurchases of stock	(29,526)	(31,380)
Dividend payments	0	(2,466)
Proceeds from issuance of debt, net of costs	8,050	4,875
Repayments of debt	(8,207)	(5,502)
Proceeds from sale of interest in consolidated entities, net	5	8
Net cash used in financing activities	(34,403)	(40,603)
Effect of exchange rate changes on cash and cash equivalents	24	(363)
Net increase (decrease) in cash and cash equivalents	4,050	3,177
Cash and cash equivalents at beginning of period	21,879	24,048
Cash and cash equivalents at end of period	$25,929	$27,225
See accompanying notes.

Table of Contents	Alphabet Inc.
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
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes. Upon adoption we will be required to disclose standardized categories in the rate reconciliation in both percentage and dollar amounts. ASU 2023-09 will also require income taxes paid to be disaggregated by jurisdiction, among other disclosure requirements. We will adopt ASU 2023-09 for our annual periods beginning January 1, 2025.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Google Search & other	$42,628	$48,509	$82,987	$94,665
YouTube ads	7,665	8,663	14,358	16,753
Google Network	7,850	7,444	15,346	14,857
Google advertising	58,143	64,616	112,691	126,275
Google subscriptions, platforms, and devices	8,142	9,312	15,555	18,051
Google Services total	66,285	73,928	128,246	144,326
Google Cloud	8,031	10,347	15,485	19,921
Other Bets	285	365	573	860
Hedging gains (losses)	3	102	87	174
Total revenues	$74,604	$84,742	$144,391	$165,281
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2024		2023		2024
United States	$35,073	47%	$41,196	49%	$67,937	47%	$79,933	48%
EMEA(1)	22,289	30	24,683	29	43,367	30	48,471	29
APAC(1)	12,728	17	13,823	16	24,409	17	27,112	17
Other Americas(1)	4,511	6	4,938	6	8,591	6	9,591	6
Hedging gains (losses)	3	0	102	0	87	0	174	0
Total revenues	$74,604	100%	$84,742	100%	$144,391	100%	$165,281	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of June 30, 2024, we had $78.8 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Our revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenue. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services. We expect to recognize approximately half of the revenue backlog as revenues over the next 24 months with the remaining to be recognized thereafter. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2023 was $5.0 billion, of which $2.9 billion was recognized as revenues during the six months ended June 30, 2024.
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

Table of Contents	Alphabet Inc.

		As of June 30, 2024
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$2,784	$0	$0	$2,784	$2,784	$0
Government bonds	Level 2	33,002	60	(447)	32,615	5,268	27,347
Corporate debt securities	Level 2	18,856	40	(437)	18,459	0	18,459
Mortgage-backed and asset-backed securities	Level 2	14,806	30	(578)	14,258	0	14,258
Total investments with fair value change reflected in other comprehensive income(1)		$69,448	$130	$(1,462)	$68,116	$8,052	$60,064
Fair value adjustments recorded in net income
Money market funds	Level 1				$7,061	$7,061	$0
Current marketable equity securities(2)	Level 1				4,683	0	4,683
Mutual funds	Level 2				276	0	276
Government bonds	Level 2				2,162	152	2,010
Corporate debt securities	Level 2				3,694	89	3,605
Mortgage-backed and asset-backed securities	Level 2				2,862	0	2,862
Total investments with fair value change recorded in net income					$20,738	$7,302	$13,436
Cash					0	11,871	0
Total		$69,448	$130	$(1,462)	$88,854	$27,225	$73,500
(1)Represents gross unrealized gains and losses for debt securities recorded to AOCI.
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $276 million as of June 30, 2024 is included within other non-current assets.
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
As of June 30, 2024, the carrying value of our non-marketable equity securities was $31.6 billion, of which $2.2 billion were remeasured at fair value during the three months ended June 30, 2024 and classified within Level 2 and Level 3 of the fair value hierarchy at the time of measurement.

Table of Contents	Alphabet Inc.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of June 30, 2024
Due in 1 year or less	$7,234
Due in 1 year through 5 years	36,666
Due in 5 years through 10 years	11,977
Due after 10 years	12,664
Total	$68,541
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$1,456	$(22)	$13,897	$(657)	$15,353	$(679)
Corporate debt securities	827	(5)	15,367	(592)	16,194	(597)
Mortgage-backed and asset-backed securities	2,945	(26)	7,916	(608)	10,861	(634)
Total	$5,228	$(53)	$37,180	$(1,857)	$42,408	$(1,910)

	As of June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$13,602	$(99)	$6,385	$(348)	$19,987	$(447)
Corporate debt securities	3,456	(8)	10,636	(394)	14,092	(402)
Mortgage-backed and asset-backed securities	4,534	(43)	6,887	(535)	11,421	(578)
Total	$21,592	$(150)	$23,908	$(1,277)	$45,500	$(1,427)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Unrealized gain (loss) on fair value option debt securities	$(24)	$(23)	$121	$(69)
Gross realized gain on debt securities	28	161	85	229
Gross realized loss on debt securities	(303)	(455)	(795)	(935)
(Increase) decrease in allowance for credit losses	(5)	7	(8)	3
Total gain (loss) on debt securities recognized in other income (expense), net	$(304)	$(310)	$(597)	$(772)

Table of Contents	Alphabet Inc.
Equity Investments
The carrying value of equity securities is measured as the total initial cost plus the cumulative net gain (loss). Gains and losses, including impairments, are included as a component of OI&E in the Consolidated Statements of Income. See Note 6 for further details on OI&E.
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2023			As of June 30, 2024
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$5,418	$17,616	$23,034	$5,107	$19,219	$24,326
Cumulative net gain (loss)(1)	555	11,150	11,705	128	12,370	12,498
Carrying value	$5,973	$28,766	$34,739	$5,235	$31,589	$36,824
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $18.1 billion gains and $6.9 billion losses (including impairments) as of December 31, 2023 and $20.6 billion gains and $8.2 billion losses (including impairments) as of June 30, 2024.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in OI&E are summarized below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Realized net gain (loss) on equity securities sold during the period	$87	$64	$292	$184
Unrealized net gain (loss) on marketable equity securities	397	(350)	349	(214)
Unrealized net gain (loss) on non-marketable equity securities(1)	(689)	(428)	(469)	1,559
Total gain (loss) on equity securities in other income (expense), net	$(205)	$(714)	$172	$1,529
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $75 million and $319 million of upward adjustments and $789 million and $745 million of downward adjustments (including impairments) for the three months ended June 30, 2023 and 2024, respectively, and $989 million and $3.1 billion of upward adjustments and $1.5 billion and $1.6 billion of downward adjustments (including impairments) for the six months ended June 30, 2023 and 2024, respectively.
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

	Equity Securities Sold
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Total sale price	$427	$583	$739	$1,673
Total initial cost	156	303	367	964
Cumulative net gains (losses)	$271	$280	$372	$709

Table of Contents	Alphabet Inc.
Equity Securities Accounted for Under the Equity Method
As of December 31, 2023 and June 30, 2024, equity securities accounted for under the equity method had a carrying value of approximately $1.7 billion and $2.1 billion, respectively. Our share of gains and losses, including impairments, are included as a component of OI&E, in the Consolidated Statements of Income. See Note 6 for further details on OI&E.
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
As of June 30, 2024, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $300 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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

The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2023	As of June 30, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$18,039	$18,803
Fair value hedges	$2,065	$1,649
Net investment hedges	$9,472	$9,355
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$39,722	$42,006
Other contracts	$10,818	$11,542
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2023		As of June 30, 2024
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$205	$242	$365	$22
Derivatives not designated as hedging instruments:
Foreign exchange contracts	134	156	26	171
Other contracts	114	47	172	26
Total derivatives not designated as hedging instruments	248	203	198	197
Total	$453	$445	$563	$219
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
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Derivatives in cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$77	$277	$(61)	$432
Amount excluded from the assessment of effectiveness	80	(7)	127	51
Derivatives in net investment hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	(59)	120	(274)	202
Total	$98	$390	$(208)	$685

 The table below presents the gains (losses) of our derivatives on the Consolidated Statements of Income: (in millions):

	Gains (Losses) Recognized in Income
	Three Months Ended June 30,
	2023		2024
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts in the Consolidated Statements of Income	$74,604	$65	$84,742	$126

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$(2)	$0	$106	$0
Amount excluded from the assessment of effectiveness (amortized)	6	0	(4)	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	22	0	(9)
Derivatives designated as hedging instruments	0	(22)	0	9
Amount excluded from the assessment of effectiveness	0	5	0	3
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	72	0	31
Effect of non designated hedges:
Foreign exchange contracts	0	124	0	(22)
Other contracts	0	(4)	0	26
Total gains (losses)	$4	$197	$102	$38

	Gains (Losses) Recognized in Income
	Six Months Ended June 30,
	2023		2024
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts in the Consolidated Statements of Income	$144,391	$855	$165,281	$2,969

Effect of cash flow hedges:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$86	$0	$180	$0
Amount excluded from the assessment of effectiveness (amortized)	2	0	(6)	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	54	0	(25)
Derivatives designated as hedging instruments	0	(54)	0	24
Amount excluded from the assessment of effectiveness	0	10	0	6
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	123	0	67
Effect of non designated hedges:
Foreign exchange contracts	0	154	0	(1)
Other contracts	0	(1)	0	102
Total gains (losses)	$88	$286	$174	$173
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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$535	$(82)	$453	$(213)	$(75)	$165
Derivatives liabilities	$527	$(82)	$445	$(213)	$(16)	$216

	As of June 30, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$648	$(85)	$563	$(103)	$(268)	$192
Derivatives liabilities	$304	$(85)	$219	$(103)	$(5)	$111
(1)The balances as of December 31, 2023 and June 30, 2024 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Variable Interest Entities (VIE)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us, and their creditors do not have recourse to us. As of December 31, 2023 and June 30, 2024, assets that can only be used to settle obligations of these VIEs were $4.9 billion and $3.7 billion, respectively, and the liabilities for which creditors only have recourse to the VIEs were $2.5 billion and $2.3 billion, respectively. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
In July 2024, Alphabet committed to fund up to $5.0 billion for the ongoing operations of Waymo, a fully autonomous driving technology company and a consolidated VIE.
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.4 billion and $3.3 billion as of December 31, 2023 and June 30, 2024, respectively, of which $1.1 billion is redeemable noncontrolling interest (RNCI) for both periods. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 6 for further details on OI&E.
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
The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. The maximum exposure and carrying value of these unconsolidated VIEs were $5.7 billion and $4.0 billion, respectively, as of December 31, 2023 and $6.9 billion and $5.4 billion, respectively, as of June 30, 2024. The difference between the maximum exposure and the carrying value relates primarily to future funding commitments.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2023 and June 30, 2024.
Our short-term debt balance also includes the current portion of certain long-term debt.

Long-Term Debt
Total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2023	As of June 30, 2024
Debt
2016-2020 Notes issuances	2025 - 2060	0.45% - 2.25%	0.57% - 2.33%	$13,000	$12,000
Future finance lease payments, net and other debt (1)				1,746	2,280
Total debt				14,746	14,280
Unamortized discount and debt issuance costs				(130)	(124)
Less: Current portion of long-term notes(2)				(1,000)	0
Less: Current portion of future finance lease payments, net and other current debt(1)(2)				(363)	(918)
Total long-term debt				$13,253	$13,238
(1)Future finance lease payments are net of imputed interest.
(2)Total current portion of long-term debt is included within accrued expenses and other current liabilities. See Note 6 for further details.
The notes in the table above are fixed-rate senior unsecured obligations and rank equally with each other. We may redeem the notes at any time in whole or in part at specified redemption prices. The effective interest rates are based on proceeds received with interest payable semi-annually.
The total estimated fair value of the outstanding notes was approximately $10.3 billion and $8.9 billion as of December 31, 2023 and June 30, 2024, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2024, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2025 and $6.0 billion expires in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2023 and June 30, 2024.
Note 6. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $771 million and $850 million as of December 31, 2023 and June 30, 2024, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2023	As of June 30, 2024
Land and buildings	$74,083	$78,641
Information technology assets	80,594	91,994
Construction in progress	35,229	40,742
Leasehold improvements	11,425	12,010
Furniture and fixtures	472	584
Property and equipment, gross	201,803	223,971
Less: accumulated depreciation	(67,458)	(72,816)
Property and equipment, net	$134,345	$151,155

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2023	As of June 30, 2024
European Commission fines(1)	$9,525	$9,376
Accrued purchases of property and equipment	4,679	5,364
Accrued customer liabilities	4,140	3,871
Current operating lease liabilities	2,791	2,855
Income taxes payable, net	2,748	3,297
Other accrued expenses and current liabilities	22,285	22,535
Accrued expenses and other current liabilities	$46,168	$47,298
(1)    While each European Commission (EC) decision is under appeal, the fines are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets, as we provided bank guarantees (in lieu of a cash payment) for the fines. Amounts include the effects of foreign exchange and interest. See Note 8 for further details.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2022	$(4,142)	$(3,477)	$16	$(7,603)
Other comprehensive income (loss) before reclassifications	831	296	(50)	1,077
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	127	127
Amounts reclassified from AOCI	0	490	(82)	408
Other comprehensive income (loss)	831	786	(5)	1,612
Balance as of June 30, 2023	$(3,311)	$(2,691)	$11	$(5,991)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2023	$(3,407)	$(965)	$(30)	$(4,402)
Other comprehensive income (loss) before reclassifications	(950)	(453)	367	(1,036)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	51	51
Amounts reclassified from AOCI	0	541	(166)	375
Other comprehensive income (loss)	(950)	88	252	(610)
Balance as of June 30, 2024	$(4,357)	$(877)	$222	$(5,012)

The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2023	2024	2023	2024
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(254)	$(295)	$(628)	$(694)
	Benefit (provision) for income taxes	56	65	138	153
	Net of income tax	(198)	(230)	(490)	(541)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	(2)	106	86	180
Interest rate contracts	Other income (expense), net	1	0	3	1
	Benefit (provision) for income taxes	6	(11)	(7)	(15)
	Net of income tax	5	95	82	166
Total amount reclassified, net of income tax		$(193)	$(135)	$(408)	$(375)
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Interest income	$892	$1,090	$1,689	$2,151
Interest expense(1)	(43)	(67)	(123)	(161)
Foreign currency exchange gain (loss), net	(268)	(173)	(478)	(411)
Gain (loss) on debt securities, net	(304)	(310)	(597)	(772)
Gain (loss) on equity securities, net	(205)	(714)	172	1,529
Performance fees	5	128	123	232
Income (loss) and impairment from equity method investments, net	(106)	32	(157)	6
Other	94	140	226	395
Other income (expense), net	$65	$126	$855	$2,969
(1)Interest expense is net of interest capitalized of $47 million and $43 million for the three months ended June 30, 2023 and 2024, respectively, and $87 million and $86 million for the six months ended June 30, 2023 and 2024, respectively.
Note 7. Goodwill
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2023	$21,118	$7,199	$881	$29,198
Acquisitions	31	0	0	31
Foreign currency translation and other adjustments	(39)	(3)	(2)	(44)
Balance as of June 30, 2024	$21,110	$7,196	$879	$29,185

Note 8. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $9.7 billion as of June 30, 2024, of which the majority is paid quarterly through the first quarter of 2030.
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
As of June 30, 2024, we did not have any material indemnification claims that were probable or reasonably possible.
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
In addition, on July 7, 2021, a number of state Attorneys General filed an antitrust complaint in the U.S. District Court for the Northern District of California, alleging that Google’s operation of Android and Google Play violated U.S. antitrust laws and state antitrust and consumer protection laws. In September 2023, we reached a settlement in principle with 50 state Attorneys General and three territories. The U.S. District Court subsequently vacated the trial date with the states, and we expect any final approval of the settlement would come in 2024. In May 2024, we funded the settlement amount to an escrow agent.
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
Privacy Matters
We are subject to a number of privacy-related laws and regulations, and we currently are party to a number of privacy investigations and lawsuits ongoing in multiple jurisdictions. For example, there are ongoing investigations and litigation in the U.S. and the European Union, including those relating to our collection and use of location information, the choices we offer users, and advertising practices, which could result in significant fines, judgments, and product changes.
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
Note 9. Stockholders' Equity
Share Repurchases
In the three and six months ended June 30, 2024, we continued to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. During the three and six months ended June 30, 2024, we repurchased $15.6 billion and $31.7 billion, respectively, of Alphabet's Class A and Class C shares.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of June 30, 2024, $74.9 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount	Shares	Amount
Class A share repurchases	19	$3,265	43	$6,615
Class C share repurchases	73	12,333	160	25,040
Total share repurchases(1)	92	$15,598	203	$31,655

(1)    Shares repurchased include unsettled repurchases as of June 30, 2024.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
Dividends
On April 25, 2024, the Board of Directors of Alphabet declared a cash dividend of $0.20 per share to stockholders of record as of June 10, 2024, on each of the company’s Class A, Class B, and Class C shares. These dividends were paid on June 17, 2024, totaling to $1.2 billion, $173 million, and $1.1 billion for Class A, Class B, and Class C shares, respectively.
The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.

Note 10. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended June 30,
	2023				2024
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$0	$0	$0	$0	$1,173	$173	$1,120	$2,466
Allocation of undistributed earnings	8,600	1,275	8,493	18,368	10,046	1,484	9,623	21,153
Net income	$8,600	$1,275	$8,493	$18,368	$11,219	$1,657	$10,743	$23,619
Denominator
Number of shares used in per share computation	5,931	879	5,858	12,668	5,862	866	5,615	12,343
Basic net income per share	$1.45	$1.45	$1.45	$1.45	$1.91	$1.91	$1.91	$1.91
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$8,600	$1,275	$8,493	$18,368	$11,219	$1,657	$10,743	$23,619
Reallocation of total earnings as a result of conversion of Class B to Class A shares	1,275	0	0	_(1)	1,657	0	0	_(1)
Reallocation of undistributed earnings	(75)	(10)	75	_(1)	(140)	(18)	140	_(1)
Net income	$9,800	$1,265	$8,568	$18,368	$12,736	$1,639	$10,883	23,619
Denominator
Number of shares used in basic computation	5,931	879	5,858	12,668	5,862	866	5,615	12,343
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	879	0	0	_(1)	866	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	96	96	0	0	152	152
Number of shares used in per share computation	6,810	879	5,954	12,764	6,728	866	5,767	12,495
Diluted net income per share	$1.44	$1.44	$1.44	$1.44	$1.89	$1.89	$1.89	$1.89
(1)Not applicable for consolidated net income per share.

	Six Months Ended June 30,
	2023				2024
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$0	$0	$0	$0	$1,173	$173	$1,120	$2,466
Allocation of undistributed earnings	15,597	2,311	15,511	33,419	21,254	3,142	20,419	44,815
Net income	$15,597	$2,311	$15,511	$33,419	$22,427	$3,315	$21,539	$47,281
Denominator
Number of shares used in per share computation	5,939	880	5,906	12,725	5,871	868	5,640	12,379
Basic net income per share	$2.63	$2.63	$2.63	$2.63	$3.82	$3.82	$3.82	$3.82
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$15,597	$2,311	$15,511	$33,419	$22,427	$3,315	$21,539	$47,281
Reallocation of total earnings as a result of conversion of Class B to Class A shares	2,311	0	0	_(1)	3,315	0	0	_(1)
Reallocation of undistributed earnings	(96)	(12)	96	_(1)	(257)	(33)	257	_(1)
Net income	$17,812	$2,299	$15,607	$33,419	$25,485	$3,282	$21,796	$47,281
Denominator
Number of shares used in basic computation	5,939	880	5,906	12,725	5,871	868	5,640	12,379
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	880	0	0	_(1)	868	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	69	69	0	0	132	132
Number of shares used in per share computation	6,819	880	5,975	12,794	6,739	868	5,772	12,511
Diluted net income per share	$2.61	$2.61	$2.61	$2.61	$3.78	$3.78	$3.78	$3.78
(1)Not applicable for consolidated net income per share.
For the periods presented above, the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Amended and Restated Certificate of Incorporation of Alphabet Inc. Holders of Alphabet unvested stock units are awarded dividend equivalents, which are subject to the same vesting conditions as the underlying award, and settled in Class C shares.

Note 11. Compensation Plans
Stock-Based Compensation
For the three months ended June 30, 2023 and 2024, total stock based compensation (SBC) expense was $5.4 billion and $5.9 billion, including amounts associated with awards we expect to settle in Alphabet stock of $5.6 billion and $5.7 billion, respectively. For the six months ended June 30, 2023 and 2024, total SBC expense was $10.7 billion and $11.2 billion, including amounts associated with awards we expect to settle in Alphabet stock of $10.7 billion and $10.7 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs), which include dividend equivalents awarded to holders of unvested stock, for the six months ended June 30, 2024 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	338	$104.93
Granted	169	$135.64
Vested	(101)	$109.05
Forfeited/canceled	(19)	$109.92
Unvested as of June 30, 2024	387	$117.01
As of June 30, 2024, there was $43.9 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.
Note 12. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Income before provision for income taxes	$21,903	$27,551	$40,108	$55,866
Provision for income taxes	$3,535	$3,932	$6,689	$8,585
Effective tax rate	16.1%	14.3%	16.7%	15.4%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $9.4 billion and $10.7 billion, of which $7.4 billion and $8.6 billion, if recognized, would affect our effective tax rate, as of December 31, 2023 and June 30, 2024, respectively.
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
As announced on April 18, 2024, we further consolidated teams that focus on building AI models across Google Research and Google DeepMind to further accelerate our progress in AI. AI model development teams previously under Google Research in our Google Services segment are included as part of Google DeepMind, reported within Alphabet-level activities, prospectively beginning in the second quarter of 2024.
Certain costs are not allocated to our segments because they represent Alphabet-level activities. These costs primarily include AI-focused shared R&D activities, including development costs of our general AI models; corporate initiatives such as our philanthropic activities; corporate shared costs such as certain finance, human resource, and legal costs, including certain fines and settlements. Charges associated with employee severance and office space reductions during 2023 and employee severance in 2024 were also not allocated to our segments. Additionally, hedging gains (losses) related to revenue are not allocated to our segments.
Our operating segments are not evaluated using asset information.
The following table presents information about our segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Revenues:
Google Services	$66,285	$73,928	$128,246	$144,326
Google Cloud	8,031	10,347	15,485	19,921
Other Bets	285	365	573	860
Hedging gains (losses)	3	102	87	174
Total revenues	$74,604	$84,742	$144,391	$165,281

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Operating income (loss):
Google Services	$23,454	$29,674	$45,191	$57,571
Google Cloud	395	1,172	586	2,072
Other Bets	(813)	(1,134)	(2,038)	(2,154)
Alphabet-level activities	(1,198)	(2,287)	(4,486)	(4,592)
Total income from operations	$21,838	$27,425	$39,253	$52,897
See Note 2 for information relating to revenues by geography.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2023	As of June 30, 2024
Long-lived assets:
United States	$110,053	$122,463
International	38,383	42,298
Total long-lived assets	$148,436	$164,761

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with "Note About Forward-Looking Statements" and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, including Part I, Item 1A "Risk Factors," as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and in this Quarterly Report on Form 10-Q.
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
•Other cost of revenues primarily includes:
◦compensation expense related to our technical infrastructure and other operations such as content review and customer and product support;
◦content acquisition costs, which are payments to content providers from whom we license video and other content for distribution on YouTube and Google Play (we pay fees to these content providers based on revenues generated or a flat fee);
◦depreciation expense related to our technical infrastructure;
◦inventory and other costs related to the devices we sell; and
◦other technical infrastructure operations costs, including bandwidth, energy, and equipment costs.
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
Executive Overview
The following table summarizes our consolidated financial results (in millions, except per share information and percentages):

	Three Months Ended
	June 30,
	2023	2024	$ Change	% Change
Consolidated revenues	$74,604	$84,742	$10,138	14%
Change in consolidated constant currency revenues(1)				15%

Cost of revenues	$31,916	$35,507	$3,591	11%
Operating expenses	$20,850	$21,810	$960	5%

Operating income	$21,838	$27,425	$5,587	26%
Operating margin	29%	32%		3%

Other income (expense), net	$65	$126	$61	94%

Net Income	$18,368	$23,619	$5,251	29%
Diluted EPS (2)	$1.44	$1.89	$0.45	31%
(1)    See "Use of Non-GAAP Constant Currency Measures" below for details relating to our use of constant currency information.
(2)    For additional information on the calculation of diluted EPS, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Revenues were $84.7 billion, an increase of 14% year over year, primarily driven by an increase in Google Services revenues of $7.6 billion, or 12%, and an increase in Google Cloud revenues of $2.3 billion, or 29%.
•Total constant currency revenues, which exclude the effect of hedging, increased 15% year over year.
•Cost of revenues was $35.5 billion, an increase of 11% year over year, primarily driven by increases in content acquisition costs, TAC, depreciation expense, digital services tax related to the recently enacted law in Canada, which is applied retroactively, and other technical infrastructure operations costs.
•Operating expenses were $21.8 billion, an increase of 5% year over year, primarily driven by increases in compensation expenses, depreciation expense, and third-party services fees. The increase in compensation expenses was largely due to an increase in SBC expenses, which primarily reflects the reduction in valuation-based compensation liabilities related to certain Other Bets recognized in the prior year comparable period. These increases were partially offset by a reduction in charges related to legal matters.
Other Information
•Dividend payments to stockholders of Class A, Class B, and Class C shares were $1.2 billion, $173 million, and $1.1 billion, respectively, totaling $2.5 billion for the three months ended June 30, 2024. On July 23, 2024, Alphabet announced a cash dividend of $0.20 per share that will be paid on September 16, 2024, to stockholders of record as of September 9, 2024, on each of the company’s Class A, Class B, and Class C shares. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Repurchases of Class A and Class C shares were $3.3 billion and $12.3 billion, respectively, totaling $15.6 billion for the three months ended June 30, 2024. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Operating cash flow was $26.6 billion for the three months ended June 30, 2024.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $13.2 billion for the three months ended June 30, 2024.
•As of June 30, 2024, we had 179,582 employees.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Google Search & other	$42,628	$48,509	$82,987	$94,665
YouTube ads	7,665	8,663	14,358	16,753
Google Network	7,850	7,444	15,346	14,857
Google advertising	58,143	64,616	112,691	126,275
Google subscriptions, platforms, and devices	8,142	9,312	15,555	18,051
Google Services total	66,285	73,928	128,246	144,326
Google Cloud	8,031	10,347	15,485	19,921
Other Bets	285	365	573	860
Hedging gains (losses)	3	102	87	174
Total revenues	$74,604	$84,742	$144,391	$165,281
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $5.9 billion and $11.7 billion from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024, respectively. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.
YouTube ads
YouTube ads revenues increased $998 million and $2.4 billion from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024, respectively. The growth was driven by our brand advertising products followed by our direct response advertising products, both of which benefited from increased spending by our advertisers.

Google Network
Google Network revenues decreased $406 million from the three months ended June 30, 2023 to the three months ended June 30, 2024, primarily driven by a decrease in AdMob revenues. Additionally, Google Network revenues were adversely affected by changes in foreign currency exchange rates for the three months ended June 30, 2024.
Google Network revenues decreased $489 million from the six months ended June 30, 2023 to the six months ended June 30, 2024 primarily driven by a decrease in AdSense revenues. Additionally, Google Network revenues were adversely affected by changes in foreign currency exchange rates for the six months ended June 30, 2024.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from three and six months ended June 30, 2023 to three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Google Search & other
Paid clicks change	6%	5%
Cost-per-click change	7%	8%
Google Network
Impressions change	(17)%	(15)%
Cost-per-impression change	13%	14%
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
Google subscriptions, platforms, and devices
Google subscriptions, platforms, and devices revenues increased $1.2 billion and $2.5 billion from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024, respectively. The growth was primarily driven by an increase in subscription revenues, largely from growth in the number of paid subscribers for YouTube services.
Google Cloud
Google Cloud revenues increased $2.3 billion and $4.4 billion from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024, respectively. The growth was primarily driven by Google Cloud Platform followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in Google Cloud Platform.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
United States	47%	49%	47%	48%
EMEA	30%	29%	30%	29%
APAC	17%	16%	17%	17%
Other Americas	6%	6%	6%	6%
Hedging gains (losses)	0%	0%	0%	0%

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
The following table presents the foreign currency exchange effect on international revenues and total revenues (in millions, except percentages):

			Three Months Ended June 30, 2024
					% Change from Prior Period
	Three Months Ended June 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2023	2024
United States	$35,073	$41,196	$0	$41,196	17%		0%	17%
EMEA	22,289	24,683	(367)	25,050	11%		(1)%	12%
APAC	12,728	13,823	(595)	14,418	9%		(4)%	13%
Other Americas	4,511	4,938	(305)	5,243	9%		(7)%	16%
Revenues, excluding hedging effect	74,601	84,640	(1,267)	85,907	13%		(2)%	15%
Hedging gains (losses)	3	102
Total revenues(1)	$74,604	$84,742		$85,907	14%	1%	(2)%	15%
(1)Total constant currency revenues of $85.9 billion for the three months ended June 30, 2024 increased $11.3 billion compared to $74.6 billion in revenues, excluding hedging effect, for the three months ended June 30, 2023.
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

			Six Months Ended June 30, 2024
					% Change from Prior Period
	Six Months Ended June 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2023	2024
United States	$67,937	$79,933	$0	$79,933	18%		0%	18%
EMEA	43,367	48,471	(163)	48,634	12%		0%	12%
APAC	24,409	27,112	(1,034)	28,146	11%		(4)%	15%
Other Americas	8,591	9,591	(457)	10,048	12%		(5)%	17%
Revenues, excluding hedging effect	144,304	165,107	(1,654)	166,761	14%		(2)%	16%
Hedging gains (losses)	87	174
Total revenues(1)	$144,391	$165,281		$166,761	14%	0%	(2)%	16%
(1)Total constant currency revenues of $166.8 billion for the six months ended June 30, 2024 increased $22.5 billion compared to $144.4 billion in revenues, excluding hedging effect, for the six months ended June 30, 2023.
EMEA revenue growth was not materially affected by changes in foreign currency exchange rates, as the effect of the U.S. dollar strengthening relative to the Turkish lira was largely offset by the U.S. dollar weakening relative to the British pound and the Euro.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Argentine peso.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
TAC	$12,537	$13,387	$24,258	$26,333
Other cost of revenues	19,379	22,120	38,270	42,886
Total cost of revenues	$31,916	$35,507	$62,528	$69,219
Total cost of revenues as a percentage of revenues	43%	42%	43%	42%
Cost of revenues increased $3.6 billion from the three months ended June 30, 2023 to the three months ended June 30, 2024 due to an increase in other cost of revenues and TAC of $2.7 billion and $850 million, respectively. Cost of revenues increased $6.7 billion from the six months ended June 30, 2023 to the six months ended June 30, 2024 due to an increase in other cost of revenues and TAC of $4.6 billion and $2.1 billion, respectively.
The increase in TAC from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 21.6% to 20.7% from the three months ended June 30, 2023 to the three months ended June 30, 2024 and decreased from 21.5% to 20.9% from the six months ended June 30, 2023 to the six months ended June 30, 2024, primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rate on Google Search & other revenues was substantially consistent from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024. The TAC rate on Google Network revenues was substantially consistent from the three months ended June 30, 2023 to the three months ended June 30, 2024 and reflected a slight increase from the six months ended June 30, 2023 to the six months ended June 30, 2024 due to a combination of factors, none of which were individually significant.
The increase in other cost of revenues from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024 was primarily due to increases in content acquisition costs, largely for YouTube, depreciation expense, digital services tax related to the recently enacted law in Canada, which is applied retroactively, and other technical infrastructure operations costs. Additionally, an increase in third-party service fees contributed to the increase in other cost of revenues from the six months ended June 30, 2023 to the six months ended June 30, 2024.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Research and development expenses	$10,588	$11,860	$22,056	$23,763
Research and development expenses as a percentage of revenues	14%	14%	15%	14%
R&D expenses increased $1.3 billion from the three months ended June 30, 2023 to the three months ended June 30, 2024, primarily driven by increases in compensation expenses of $585 million, depreciation expense of $331 million, and third-party services fees of $219 million. The increase in compensation expenses was largely due to an increase in SBC expenses of $471 million, which primarily reflects the reduction in valuation-based compensation liabilities related to certain Other Bets recognized in the prior year comparable period.
R&D expenses increased $1.7 billion from the six months ended June 30, 2023 to the six months ended June 30, 2024, primarily driven by increases in depreciation expense of $640 million, compensation expenses of $522 million, and third-party services fees of $472 million. The increase in compensation expenses was primarily related to an increase in SBC expenses of $790 million, excluding employee severance and related charges, and reflects the reduction in valuation-based compensation liabilities related to certain Other Bets recognized in the prior year comparable period. The increase in compensation expenses is partially offset by a reduction in employee severance and related charges of $569 million.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Sales and marketing expenses	$6,781	$6,792	$13,314	$13,218
Sales and marketing expenses as a percentage of revenues	9%	8%	9%	8%
Sales and marketing expenses increased $11 million from the three months ended June 30, 2023 to the three months ended June 30, 2024, and decreased $96 million from the six months ended June 30, 2023 to the six months ended June 30, 2024, due to a combination of factors, none of which were individually significant.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
General and administrative expenses	$3,481	$3,158	$7,240	$6,184
General and administrative expenses as a percentage of revenues	5%	4%	5%	4%
General and administrative expenses decreased $323 million and $1.1 billion from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024, primarily driven by a reduction in charges related to legal matters of $471 million and $718 million, respectively, as well as a combination of factors, none of which were individually significant.

Segment Profitability
The following table presents segment operating income (loss) (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Operating income (loss):
Google Services	$23,454	$29,674	$45,191	$57,571
Google Cloud	395	1,172	586	2,072
Other Bets	(813)	(1,134)	(2,038)	(2,154)
Alphabet-level activities(1)	(1,198)	(2,287)	(4,486)	(4,592)
Total income from operations	$21,838	$27,425	$39,253	$52,897
(1)In addition to the costs included in Alphabet-level activities, hedging gains (losses) related to revenue were $3 million and $102 million for the three months ended June 30, 2023 and 2024, respectively, and $87 million and $174 million for the six months ended June 30, 2023 and 2024, respectively. For the three and six months ended June 30, 2023 and 2024, Alphabet-level activities included substantially all of the charges related to employee severance and our office space optimization efforts. For additional information relating to our segments, see Note 13 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Google Services
Google Services operating income increased $6.2 billion from the three months ended June 30, 2023 to the three months ended June 30, 2024. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in content acquisition costs and TAC. Additionally, a reduction in compensation expenses contributed to the increase in operating income.
Google Services operating income increased $12.4 billion from the six months ended June 30, 2023 to the six months ended June 30, 2024. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in TAC and content acquisition costs. Additionally, a reduction in compensation expenses contributed to the increase in operating income.
Google Cloud
Google Cloud operating income increased $777 million and $1.5 billion from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024, respectively. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in usage costs for technical infrastructure assets as well as compensation expenses, largely driven by headcount growth.
Other Bets
Other Bets operating loss increased $321 million and $116 million from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024, respectively. The increase in operating loss was primarily due to an increase in compensation expenses as a result of the reduction in valuation-based compensation liabilities related to certain Other Bets recognized in the prior year comparable period. Additionally, growth in revenues partially offset the increase in operating loss from the six months ended June 30, 2023 to the six months ended June 30, 2024.

Other Income (Expense), Net
The following table presents OI&E (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Interest income	$892	$1,090	$1,689	$2,151
Interest expense	(43)	(67)	(123)	(161)
Foreign currency exchange gain (loss), net	(268)	(173)	(478)	(411)
Gain (loss) on debt securities, net	(304)	(310)	(597)	(772)
Gain (loss) on equity securities, net	(205)	(714)	172	1,529
Performance fees	5	128	123	232
Income (loss) and impairment from equity method investments, net	(106)	32	(157)	6
Other	94	140	226	395
Other income (expense), net	$65	$126	$855	$2,969
OI&E increased $61 million from the three months ended June 30, 2023 to the three months ended June 30, 2024. Net unrealized losses in marketable equity securities reflecting market driven changes were offset by a decrease in unrealized losses on non-marketable equity securities from fair value adjustments related to observable transactions and increased interest income related to higher interest rates.
OI&E increased $2.1 billion from the six months ended June 30, 2023 to the six months ended June 30, 2024. The increase was primarily due to an increase in net unrealized gains on non-marketable equity securities driven by fair value adjustments related to observable transactions and increased interest income related to higher interest rates. The increases were partially offset by net unrealized losses in marketable equity securities reflecting market driven changes.

For additional information, see Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Income before provision for income taxes	$21,903	$27,551	$40,108	$55,866
Provision for income taxes	$3,535	$3,932	$6,689	$8,585
Effective tax rate	16.1%	14.3%	16.7%	15.4%
The effective tax rate decreased from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024, primarily due to the tax rule change related to U.S. federal foreign tax credits issued by the IRS in July 2023, an increase in stock-based compensation-related tax benefits, partially offset by a decrease in the U.S. federal Foreign Derived Intangible Income tax deduction.
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
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of June 30, 2024, we had $100.7 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents our cash flows (in millions):

	Six Months Ended
	June 30,
	2023	2024
Net cash provided by operating activities	$52,175	$55,488
Net cash used in investing activities	$(13,746)	$(11,345)
Net cash used in financing activities	$(34,403)	$(40,603)
Cash Provided by Operating Activities
Our largest source of cash provided by operations are advertising revenues generated by Google Search & other properties, Google Network properties, and YouTube properties. In Google Services, we also generate cash through consumer subscriptions, the sale of apps and in-app purchases, and devices. In Google Cloud, we generate cash through consumption-based fees and subscriptions for infrastructure, platform, collaboration tools, and other cloud services.
Our primary uses of cash from operating activities include payments to distribution and Google Network partners, to employees for compensation, and to content providers. Other uses of cash from operating activities include payments to suppliers for devices, to tax authorities for income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased from the six months ended June 30, 2023 to the six months ended June 30, 2024 due to an increase in cash received from customers, partially offset by an increase in tax payments. The increase in tax payments in comparison to the prior year comparable period was primarily due to the 2023 IRS payment deferral relief made available to taxpayers headquartered in designated counties in California.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities decreased from the six months ended June 30, 2023 to the six months ended June 30, 2024 primarily due to an increase in maturities and sales of marketable securities, partially offset by increases in purchases of property and equipment and purchases of marketable securities.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, and repayments of debt.
Net cash used in financing activities increased from the six months ended June 30, 2023 to the six months ended June 30, 2024 due to dividend payments, increases in repurchases of stock, and net payments related to stock-based award activities.
Liquidity and Material Cash Requirements
We expect existing cash, cash equivalents, short-term marketable securities, and cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months, and thereafter for the foreseeable future.

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
During the six months ended June 30, 2023 and 2024, we spent $13.2 billion and $25.2 billion on capital expenditures, respectively. We expect to increase, relative to 2023, our investment in our technical infrastructure, including servers, network equipment, and data centers, to support the growth of our business and our long-term initiatives, in particular in support of AI products and services. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. Land is not depreciated. For the six months ended June 30, 2023 and 2024, our depreciation on property and equipment was $5.5 billion and $7.1 billion, respectively.
Leases
For the six months ended June 30, 2023 and 2024, we recognized total operating lease assets of $1.7 billion and $897 million, respectively. As of June 30, 2024, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 7.9 years, was $16.9 billion.
As of June 30, 2024, we have entered into leases that have not yet commenced with future lease payments of $5.2 billion, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2024 and 2027 with non-cancelable lease terms of one to 25 years.
For the six months ended June 30, 2023 and 2024, our operating lease expenses (including variable lease costs) were $2.2 billion and $2.3 billion, respectively. Finance lease costs were not material for the six months ended June 30, 2023 and 2024.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2024, we had no commercial paper outstanding.
As of June 30, 2024, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2025 and $6.0 billion expiring in April 2028.The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities.
As of June 30, 2024, we had senior unsecured notes outstanding with a total carrying value of $11.9 billion. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchase Program

During the three and six months ended June 30, 2024, we repurchased and subsequently retired 92 million and 203 million shares for $15.6 billion and $31.7 billion, respectively.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of June 30, 2024, $74.9 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount	Shares	Amount
Class A share repurchases	19	$3,265	43	$6,615
Class C share repurchases	73	12,333	160	25,040
Total share repurchases(1)	92	$15,598	203	$31,655
(1)Shares repurchased include unsettled repurchases as of June 30, 2024.
For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Dividend Program
On April 25, 2024, the Board of Directors of Alphabet declared a cash dividend of $0.20 per share to stockholders of record as of June 10, 2024, on each of the company’s Class A, Class B, and Class C shares. These dividends were paid on June 17, 2024, totaling to $1.2 billion, $173 million, and $1.1 billion for Class A, Class B, and Class C shares, respectively.
The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.
European Commission Fines
In 2017, 2018, and 2019, the EC announced decisions that certain actions taken by Google infringed European competition law and imposed fines of €2.4 billion ($2.7 billion as of June 27, 2017), €4.3 billion ($5.1 billion as of June 30, 2018), and €1.5 billion ($1.7 billion as of March 20, 2019), respectively. On September 14, 2022, the General Court reduced the 2018 fine from €4.3 billion to €4.1 billion. We subsequently filed an appeal to the European Court of Justice.
While each EC decision is under appeal, we included the fines in accrued expenses and other current liabilities on our Consolidated Balance Sheets, as we provided bank guarantees (in lieu of a cash payment) for the fines. For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Taxes
As of June 30, 2024, we had short-term income taxes payable of $2.7 billion, related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. We also have long-term taxes payable of $7.7 billion primarily related to uncertain tax positions as of June 30, 2024.

Purchase Commitments and Other Contractual Obligations
As of June 30, 2024, we had material purchase commitments and other contractual obligations of $54.9 billion, of which $41.0 billion was short-term. These amounts primarily consist of purchase orders for certain technical infrastructure as well as the non-cancelable portion or the minimum cancellation fee in certain agreements related to commitments to purchase licenses, including content licenses, inventory, and network capacity. For those agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of June 30, 2024. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For more information related to our content licenses, see Note 8 of the Notes to Consolidated Financial Statements included in Item I of this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Below are material changes to our risk factors since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
We generate a significant portion of our revenues from advertising. Reduced spending by advertisers, a loss of partners, or new and existing technologies that block ads online and/or affect our ability to customize ads could harm our business.
We generated more than 75% of total revenues from online advertising in 2023. Many of our advertisers, companies that distribute our products and services, digital publishers, and content providers can terminate their contracts with us at any time. These partners may not continue to do business with us if we do not create more value (such as increased numbers of users or customers, new sales leads, increased brand awareness, or more effective monetization) than their available alternatives. Changes to our advertising policies and data privacy practices, such as our initiatives related to third-party cookies, including our recent announcement to move from phasing out all third-party cookies to a proposed user choice model (which remains subject to continuing discussions with regulators), as well as changes to other companies’ advertising and/or data privacy practices have in the past, and may in the future, affect the advertising that we are able to provide. In addition, technologies have been developed that make customized ads more difficult, or that block the display of ads altogether, and some providers of online services have integrated technologies that could potentially impair the availability and functionality of third-party digital advertising. Failing to provide superior value or deliver advertisements effectively and competitively could harm our business, reputation, financial condition, and operating results.
In addition, expenditures by advertisers tend to correlate with overall economic conditions. Adverse macroeconomic conditions have affected, and may in the future affect, the demand for advertising, resulting in fluctuations in the amounts our advertisers spend on advertising, which could harm our financial condition and operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended June 30, 2024.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - 30	8,101	28,903	$159.68	$160.18	37,004	$84,523
May 1 - 31	6,380	23,177	$172.74	$174.14	29,557	$79,419
June 1 - 30	4,849	20,397	$179.38	$179.75	25,246	$74,904
Total	19,330	72,477			91,807
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

ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, the following Section 16 officers and director adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Prabhakar Raghavan, Senior Vice President, Knowledge and Information, Google, adopted a trading plan on May 13, 2024 (with the first trade under the plan scheduled for August 15, 2024). The trading plan will be effective until May 8, 2025 to sell an aggregate of 96,784 shares of Class C Capital Stock during the plan period.
•K. Ram Shriram, independent director, adopted a trading plan on May 30, 2024 (with the first trade under the plan scheduled for September 3, 2024). The trading plan will be effective until September 3, 2025 to sell an aggregate of 144,266 shares of Class A Common Stock during the plan period.
•Amie Thuener O’Toole, Vice President, Corporate Controller and Principal Accounting Officer, adopted a trading plan on May 31, 2024 (with the first trade under the plan scheduled for September 10, 2024). The trading plan will be effective until September 10, 2025 to sell an aggregate of (i) 16,996 shares of Class C Capital Stock plus (ii) 100% of the (net) shares resulting from the vesting of an additional 24,626 (gross) shares of Class C Capital Stock during the plan period (net shares are net of tax withholding).
•Kent Walker, President, Global Affairs, Chief Legal Officer and Secretary, effected a trading plan modification by terminating a trading plan on May 29, 2024 that was originally adopted on May 31, 2023, and adopting a new trading plan on May 29, 2024 (with the first trade under the new plan scheduled for September 3, 2024). The new trading plan will be effective until February 27, 2027 to sell 100% of the (net) shares resulting from the vesting of 355,887 (gross) shares of Class C Capital Stock during the plan period (net shares are net of tax withholding).*
*In accordance with SEC rules adopted on December 14, 2022, any modification or change to the amount, price, or timing of the purchase or sale of securities constitutes a termination of an existing Rule 10b5-1 trading arrangement and the adoption of a new Rule 10b5-1 trading arrangement.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2024 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Policy Against Insider Trading and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules, and regulations.
Compensatory Arrangements of Certain Officers
On April 16, 2024, the Leadership Development, Inclusion and Compensation Committee of the Board of Directors of Alphabet approved the accrual of dividend equivalent units to holders of all unvested stock units, subject to the approval of a dividend declaration by the Board of Directors of the company (which was announced on July 23, 2024). As stock units are not outstanding shares of stock and thus would not otherwise be entitled to participate in any dividends (including the one referenced above), the crediting of dividend equivalent units is intended to preserve the equity-based incentives intended by the company when the stock units were granted and to treat the holders of stock units consistently with all stockholders.

ITEM 6.EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.01	♦	Letter Agreement, dated June 3, 2024, between Anat Ashkenazi and Alphabet Inc.	Current Report on Form 8-K (File No. 001-37580	June 7, 2024
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

♦	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
July 23, 2024	By:	/s/ RUTH M. PORAT
Ruth M. Porat
President and Chief Investment Officer; Chief Financial Officer

ALPHABET INC.
July 23, 2024	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President, Corporate Controller and Principal Accounting Officer