Form 10-Q
period 2024-09-30
Alphabet Inc.
filed 2024-10-30
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 22, 2024, there were 5,843 million shares of Alphabet’s Class A stock outstanding, 864 million shares of Alphabet's Class B stock outstanding, and 5,534 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2024

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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2023	As of September 30, 2024
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,048	$19,959
Marketable securities	86,868	73,271
Total cash, cash equivalents, and marketable securities	110,916	93,230
Accounts receivable, net	47,964	49,104
Other current assets	12,650	15,207
Total current assets	171,530	157,541
Non-marketable securities	31,008	36,177
Deferred income taxes	12,169	15,915
Property and equipment, net	134,345	161,270
Operating lease assets	14,091	13,561
Goodwill	29,198	31,935
Other non-current assets	10,051	13,867
Total assets	$402,392	$430,266
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,493	$7,049
Accrued compensation and benefits	15,140	12,908
Accrued expenses and other current liabilities	46,168	46,585
Accrued revenue share	8,876	9,365
Deferred revenue	4,137	4,896
Total current liabilities	81,814	80,803
Long-term debt	13,253	12,297
Deferred revenue, non-current	911	1,015
Income taxes payable, non-current	8,474	8,219
Deferred income taxes	485	706
Operating lease liabilities	12,460	11,654
Other long-term liabilities	1,616	1,453
Total liabilities	119,013	116,147
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,460 (Class A 5,899, Class B 870, Class C 5,691) and 12,264 (Class A 5,844, Class B 865, Class C 5,555) shares issued and outstanding	76,534	82,030
Accumulated other comprehensive income (loss)	(4,402)	(3,228)
Retained earnings	211,247	235,317
Total stockholders’ equity	283,379	314,119
Total liabilities and stockholders’ equity	$402,392	$430,266
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Revenues	$76,693	$88,268	$221,084	$253,549
Costs and expenses:
Cost of revenues	33,229	36,474	95,757	105,693
Research and development	11,258	12,447	33,314	36,210
Sales and marketing	6,884	7,227	20,198	20,445
General and administrative	3,979	3,599	11,219	9,783
Total costs and expenses	55,350	59,747	160,488	172,131
Income from operations	21,343	28,521	60,596	81,418
Other income (expense), net	(146)	3,185	709	6,154
Income before income taxes	21,197	31,706	61,305	87,572
Provision for income taxes	1,508	5,405	8,197	13,990
Net income	$19,689	$26,301	$53,108	$73,582

Basic net income per share (Note 11)	$1.56	$2.14	$4.19	$5.96
Diluted net income per share (Note 11)	$1.55	$2.12	$4.16	$5.90
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Net income	$19,689	$26,301	$53,108	$73,582
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $(74), $93, $(14) and $49	(1,169)	1,184	(338)	234
Available-for-sale investments:
Change in net unrealized gains (losses)	(678)	1,208	(382)	755
Less: reclassification adjustment for net (gains) losses included in net income	255	88	745	629
Net change, net of income tax benefit (expense) of $120, $(368), $(104) and $(394)	(423)	1,296	363	1,384
Cash flow hedges:
Change in net unrealized gains (losses)	550	(698)	627	(280)
Less: reclassification adjustment for net (gains) losses included in net income	(3)	2	(85)	(164)
Net change, net of income tax benefit (expense) of $(134), $138, $(115) and $88	547	(696)	542	(444)
Other comprehensive income (loss)	(1,045)	1,784	567	1,174
Comprehensive income	$18,644	$28,085	$53,675	$74,756

See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended September 30, 2023
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	12,629	$72,248	$(5,991)	$200,884	$267,141
Stock issued	34	0	0	0	0
Stock-based compensation expense	0	5,777	0	0	5,777
Tax withholding related to vesting of restricted stock units and other	0	(2,442)	0	0	(2,442)
Repurchases of stock	(122)	(992)	0	(14,926)	(15,918)
Net income	0	0	0	19,689	19,689
Other comprehensive income (loss)	0	0	(1,045)	0	(1,045)
Balance as of September 30, 2023	12,541	$74,591	$(7,036)	$205,647	$273,202

	Nine Months Ended September 30, 2023
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	12,849	$68,184	$(7,603)	$195,563	$256,144
Stock issued	102	0	0	0	0
Stock-based compensation expense	0	16,905	0	0	16,905
Tax withholding related to vesting of restricted stock units and other	0	(7,366)	0	0	(7,366)
Repurchases of stock	(410)	(3,132)	0	(43,024)	(46,156)
Net income	0	0	0	53,108	53,108
Other comprehensive income (loss)	0	0	567	0	567
Balance as of September 30, 2023	12,541	$74,591	$(7,036)	$205,647	$273,202

Table of Contents	Alphabet Inc.

	Three Months Ended September 30, 2024
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	12,322	$79,732	$(5,012)	$226,033	$300,753
Stock issued	32	0	0	0	0
Stock-based compensation expense	0	5,903	0	0	5,903
Tax withholding related to vesting of restricted stock units and other	0	(3,082)	0	(14)	(3,096)
Repurchases of stock	(90)	(822)	0	(14,477)	(15,299)
Dividends and dividend equivalents declared ($0.20 per share)	0	14	0	(2,526)	(2,512)
Sale of interest in consolidated entities	0	285	0	0	285
Net income	0	0	0	26,301	26,301
Other comprehensive income (loss)	0	0	1,784	0	1,784
Balance as of September 30, 2024	12,264	$82,030	$(3,228)	$235,317	$314,119

	Nine Months Ended September 30, 2024
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	12,460	$76,534	$(4,402)	$211,247	$283,379
Stock issued	97	0	0	0	0
Stock-based compensation expense	0	17,104	0	0	17,104
Tax withholding related to vesting of restricted stock units and other	0	(9,390)	0	(14)	(9,404)
Repurchases of stock	(293)	(2,529)	0	(44,425)	(46,954)
Dividends and dividend equivalents declared ($0.40 per share)	0	18	0	(5,073)	(5,055)
Sale of interest in consolidated entities	0	293	0	0	293
Net income	0	0	0	73,582	73,582
Other comprehensive income (loss)	0	0	1,174	0	1,174
Balance as of September 30, 2024	12,264	$82,030	$(3,228)	$235,317	$314,119
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	September 30,
	2023	2024
Operating activities
Net income	$53,108	$73,582
Adjustments:
Depreciation of property and equipment	8,630	11,106
Stock-based compensation expense	16,801	16,975
Deferred income taxes	(6,093)	(3,809)
Loss (gain) on debt and equity securities, net	1,294	(2,738)
Other	2,665	2,592
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,315)	(1,321)
Income taxes, net	10,392	(2,797)
Other assets	(2,883)	(2,334)
Accounts payable	237	(42)
Accrued expenses and other liabilities	(380)	(6,366)
Accrued revenue share	(315)	478
Deferred revenue	690	860
Net cash provided by operating activities	82,831	86,186
Investing activities
Purchases of property and equipment	(21,232)	(38,259)
Purchases of marketable securities	(49,422)	(65,034)
Maturities and sales of marketable securities	52,642	81,779
Purchases of non-marketable securities	(2,176)	(3,234)
Maturities and sales of non-marketable securities	743	732
Acquisitions, net of cash acquired, and purchases of intangible assets	(466)	(2,840)
Other investing activities	(985)	(2,500)
Net cash used in investing activities	(20,896)	(29,356)
Financing activities
Net payments related to stock-based award activities	(7,157)	(9,141)
Repurchases of stock	(45,313)	(46,671)
Dividend payments	0	(4,921)
Proceeds from issuance of debt, net of costs	9,298	8,694
Repayments of debt	(9,621)	(8,951)
Proceeds from sale of interest in consolidated entities, net	8	293
Net cash used in financing activities	(52,785)	(60,697)
Effect of exchange rate changes on cash and cash equivalents	(327)	(222)
Net increase (decrease) in cash and cash equivalents	8,823	(4,089)
Cash and cash equivalents at beginning of period	21,879	24,048
Cash and cash equivalents at end of period	$30,702	$19,959
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Google Search & other	$44,026	$49,385	$127,013	$144,050
YouTube ads	7,952	8,921	22,310	25,674
Google Network	7,669	7,548	23,015	22,405
Google advertising	59,647	65,854	172,338	192,129
Google subscriptions, platforms, and devices	8,339	10,656	23,894	28,707
Google Services total	67,986	76,510	196,232	220,836
Google Cloud	8,411	11,353	23,896	31,274
Other Bets	297	388	870	1,248
Hedging gains (losses)	(1)	17	86	191
Total revenues	$76,693	$88,268	$221,084	$253,549
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2024		2023		2024
United States	$36,354	47%	$43,139	49%	$104,291	47%	$123,072	49%
EMEA(1)	22,661	30	25,472	29	66,028	30	73,943	29
APAC(1)	13,126	17	14,547	16	37,535	17	41,659	16
Other Americas(1)	4,553	6	5,093	6	13,144	6	14,684	6
Hedging gains (losses)	(1)	0	17	0	86	0	191	0
Total revenues	$76,693	100%	$88,268	100%	$221,084	100%	$253,549	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of September 30, 2024, we had $86.8 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Our revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenue. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services. We expect to recognize approximately half of the revenue backlog as revenues over the next 24 months with the remainder to be recognized thereafter. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2023 was $5.0 billion, of which $3.4 billion was recognized as revenues during the nine months ended September 30, 2024.
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
The following tables summarize our cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

		As of December 31, 2023
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$2,628	$0	$0	$2,628	$2,628	$0
Government bonds	Level 2	38,106	233	(679)	37,660	1,993	35,667
Corporate debt securities	Level 2	22,457	112	(637)	21,932	0	21,932
Mortgage-backed and asset-backed securities	Level 2	17,243	88	(634)	16,697	0	16,697
Total investments with fair value change reflected in other comprehensive income(1)		80,434	433	(1,950)	78,917	4,621	74,296
Fair value adjustments recorded in net income
Money market funds	Level 1				6,480	6,480	0
Current marketable equity securities(2)	Level 1				4,282	0	4,282
Mutual funds	Level 2				311	0	311
Government bonds	Level 2				1,952	347	1,605
Corporate debt securities	Level 2				3,782	91	3,691
Mortgage-backed and asset-backed securities	Level 2				2,683	0	2,683
Total investments with fair value change recorded in net income					19,490	6,918	12,572
Cash					0	12,509	0
Total		$80,434	$433	$(1,950)	$98,407	$24,048	$86,868
(1)Represents gross unrealized gains and losses for debt securities recorded to accumulated other comprehensive income (AOCI).
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $1.4 billion as of December 31, 2023 is included within other non-current assets.

Table of Contents	Alphabet Inc.

		As of September 30, 2024
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$3,234	$0	$0	$3,234	$3,090	$144
Government bonds	Level 2	27,222	458	(93)	27,587	0	27,587
Corporate debt securities	Level 2	18,150	234	(208)	18,176	0	18,176
Mortgage-backed and asset-backed securities	Level 2	14,633	188	(233)	14,588	0	14,588
Total investments with fair value change reflected in other comprehensive income(1)		63,239	880	(534)	63,585	3,090	60,495
Fair value adjustments recorded in net income
Money market funds	Level 1				5,932	5,932	0
Current marketable equity securities(2)	Level 1				4,933	0	4,933
Mutual funds	Level 2				291	0	291
Government bonds	Level 2				1,459	128	1,331
Corporate debt securities	Level 2				3,094	59	3,035
Mortgage-backed and asset-backed securities	Level 2				3,186	0	3,186
Total investments with fair value change recorded in net income					18,895	6,119	12,776
Cash					0	10,750	0
Total		$63,239	$880	$(534)	$82,480	$19,959	$73,271
(1)Represents gross unrealized gains and losses for debt securities recorded to AOCI.
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $253 million as of September 30, 2024 is included within other non-current assets.
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
As of September 30, 2024, the carrying value of our non-marketable equity securities was $33.7 billion, of which $13.7 billion were remeasured at fair value during the three months ended September 30, 2024 and were primarily classified within Level 2 of the fair value hierarchy at the time of measurement.

Table of Contents	Alphabet Inc.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of September 30, 2024
Due in 1 year or less	$5,439
Due in 1 year through 5 years	36,972
Due in 5 years through 10 years	12,416
Due after 10 years	13,220
Total	$68,047
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$1,456	$(22)	$13,897	$(657)	$15,353	$(679)
Corporate debt securities	827	(5)	15,367	(592)	16,194	(597)
Mortgage-backed and asset-backed securities	2,945	(26)	7,916	(608)	10,861	(634)
Total	$5,228	$(53)	$37,180	$(1,857)	$42,408	$(1,910)

	As of September 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$2,636	$(18)	$2,920	$(75)	$5,556	$(93)
Corporate debt securities	570	(1)	7,899	(193)	8,469	(194)
Mortgage-backed and asset-backed securities	142	0	4,312	(233)	4,454	(233)
Total	$3,348	$(19)	$15,131	$(501)	$18,479	$(520)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Unrealized gain (loss) on fair value option debt securities	$(86)	$262	$35	$193
Gross realized gain on debt securities	8	196	93	426
Gross realized loss on debt securities	(402)	(316)	(1,197)	(1,252)
(Increase) decrease in allowance for credit losses	(23)	18	(31)	21
Total gain (loss) on debt securities recognized in other income (expense), net	$(503)	$160	$(1,100)	$(612)

Table of Contents	Alphabet Inc.
Equity Investments
The carrying value of equity securities is measured as the total initial cost plus the cumulative net gain (loss). Gains and losses, including impairments, are included as a component of OI&E in the Consolidated Statements of Income. See Note 6 for further details on OI&E. Certain of our non-marketable equity securities include our investments in variable interest entities (VIE) where we are not the primary beneficiary. See Note 4 for further details on variable interest entities.
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2023			As of September 30, 2024
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$5,418	$17,616	$23,034	$5,021	$19,770	$24,791
Cumulative net gain (loss)(1)	555	11,150	11,705	456	13,894	14,350
Carrying value	$5,973	$28,766	$34,739	$5,477	$33,664	$39,141
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $18.1 billion gains and $6.9 billion losses (including impairments) as of December 31, 2023 and $22.4 billion gains and $8.5 billion losses (including impairments) as of September 30, 2024.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in OI&E are summarized below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Realized net gain (loss) on equity securities sold during the period	$42	$41	$348	$216
Unrealized net gain (loss) on marketable equity securities	(224)	318	136	96
Unrealized net gain (loss) on non-marketable equity securities(1)	(184)	1,462	(678)	3,038
Total gain (loss) on equity securities in other income (expense), net	$(366)	$1,821	$(194)	$3,350
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $599 million and $1.9 billion of upward adjustments and $783 million and $412 million of downward adjustments (including impairments) for the three months ended September 30, 2023 and 2024, respectively, and $1.6 billion and $5.0 billion of upward adjustments and $2.3 billion and $2.0 billion of downward adjustments (including impairments) for the nine months ended September 30, 2023 and 2024, respectively.
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

	Equity Securities Sold
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Total sale price	$736	$540	$1,475	$2,213
Total initial cost	549	577	916	1,541
Cumulative net gains (losses)	$187	$(37)	$559	$672

Table of Contents	Alphabet Inc.
Equity Securities Accounted for Under the Equity Method
As of December 31, 2023 and September 30, 2024, equity securities accounted for under the equity method had a carrying value of approximately $1.7 billion and $2.0 billion, respectively. Our share of gains and losses, including impairments, are included as a component of OI&E, in the Consolidated Statements of Income. See Note 6 for further details on OI&E. Certain of our equity method securities include our investments in VIEs where we are not the primary beneficiary. See Note 4 for further details on VIEs.
Convertible Notes
As of December 31, 2023 and September 30, 2024, we had investments in convertible notes of $921 million and $2.8 billion, respectively, majority of which are convertible notes held for investment. Our convertible notes held for investment are recorded at amortized cost which includes unpaid principal balances, deferred origination costs, and any related discount or premium, net of allowances for credit losses, and are included within other non-current assets on our Consolidated Balance Sheets.
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
As of September 30, 2024, the net accumulated loss on our foreign currency cash flow hedges before tax effect was $433 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2023	As of September 30, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$18,039	$22,693
Fair value hedges	$2,065	$1,714
Net investment hedges	$9,472	$7,047
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$39,722	$49,303
Other contracts	$10,818	$16,756
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2023		As of September 30, 2024
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$205	$242	$8	$587
Derivatives not designated as hedging instruments:
Foreign exchange contracts	134	156	186	154
Other contracts	114	47	451	29
Total derivatives not designated as hedging instruments	248	203	637	183
Total	$453	$445	$645	$770
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
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Derivatives in cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$652	$(738)	$591	$(306)
Amount excluded from the assessment of effectiveness	16	(103)	143	(52)
Derivatives in net investment hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	336	(424)	62	(222)
Total	$1,004	$(1,265)	$796	$(580)

 The tables below present the gains (losses) of our derivatives included in the Consolidated Statements of Income: (in millions):

	Three Months Ended September 30,
	2023		2024
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$76,693	$(146)	$88,268	$3,185

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$(15)	$0	$(6)	$0
Amount excluded from the assessment of effectiveness (amortized)	14	0	23	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	(48)	0	69
Derivatives designated as hedging instruments	0	48	0	(69)
Amount excluded from the assessment of effectiveness	0	2	0	4
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	13	0	47
Effect of non designated hedges:
Foreign exchange contracts	0	(340)	0	(52)
Other contracts	0	83	0	(32)
Total gains (losses)	$(1)	$(242)	$17	$(33)

	Nine Months Ended September 30,
	2023		2024
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$221,084	$709	$253,549	$6,154

Effect of cash flow hedges:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$71	$0	$174	$0
Amount excluded from the assessment of effectiveness (amortized)	16	0	17	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	6	0	44
Derivatives designated as hedging instruments	0	(6)	0	(45)
Amount excluded from the assessment of effectiveness	0	12	0	10
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	136	0	114
Effect of non designated hedges:
Foreign exchange contracts	0	(186)	0	(53)
Other contracts	0	82	0	70
Total gains (losses)	$87	$44	$191	$140
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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$535	$(82)	$453	$(213)	$(75)	$165
Derivatives liabilities	$527	$(82)	$445	$(213)	$(16)	$216

	As of September 30, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$707	$(62)	$645	$(198)	$(3)	$444
Derivatives liabilities	$832	$(62)	$770	$(198)	$(10)	$562
(1)The balances as of December 31, 2023 and September 30, 2024 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us, and their creditors do not have recourse to us. As of December 31, 2023 and September 30, 2024, assets that can only be used to settle obligations of these VIEs were $4.9 billion and $7.8 billion, respectively and are primarily included in cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2023 and September 30, 2024, liabilities for which creditors only have recourse to the VIEs were $2.5 billion and $1.9 billion, respectively. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
Waymo, a fully autonomous driving technology company and a consolidated VIE, received $4.8 billion in funding during the three months ended September 30, 2024, followed by an additional $860 million in October 2024. The majority of the total funding of $5.6 billion was provided by Alphabet. Investments from external parties were accounted for as equity transactions and resulted in recognition of noncontrolling interests.
As of December 31, 2023 and September 30, 2024, total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.4 billion, of which $1.1 billion was redeemable noncontrolling interests (RNCI) for both periods. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 6 for further details on OI&E.
Unconsolidated VIEs
We have investments in VIEs in which we are not the primary beneficiary. These VIEs include private companies that are primarily early stage companies and certain renewable energy entities in which activities involve power generation using renewable sources.
We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of these VIEs are not included in our consolidated financial statements. We account for these investments primarily as non-marketable equity securities or equity method investments, which are included within non-marketable securities on our Consolidated Balance Sheets. The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. As of December 31, 2023 and September 30, 2024, our future funding commitments related to unconsolidated VIE investments were $1.7 billion and $1.3 billion, respectively.
Note 5. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2023 and $1.0 billion of commercial paper outstanding with a weighted-average effective interest rate of 4.8% as of September 30, 2024. The estimated fair value of the commercial paper approximated its carrying value as of September 30, 2024.

Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
Total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2023	As of September 30, 2024
Debt
2016-2020 Notes issuances	2025 - 2060	0.45% - 2.25%	0.57% - 2.33%	$13,000	$12,000
Future finance lease payments, net and other debt (1)				1,746	2,785
Total debt				14,746	14,785
Unamortized discount and debt issuance costs				(130)	(121)
Less: Current portion of long-term notes(2)				(1,000)	(999)
Less: Current portion of future finance lease payments, net and other current debt(1)(2)				(363)	(1,368)
Total long-term debt				$13,253	$12,297
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
The total estimated fair value of the outstanding notes was approximately $10.3 billion and $9.5 billion as of December 31, 2023 and September 30, 2024, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2024, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2025 and $6.0 billion expires in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2023 and September 30, 2024.
Note 6. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $771 million and $857 million as of December 31, 2023 and September 30, 2024, respectively.

Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2023	As of September 30, 2024
Land and buildings	$74,083	$80,300
Information technology assets	80,594	98,738
Construction in progress	35,229	46,009
Leasehold improvements	11,425	12,468
Furniture and fixtures	472	625
Property and equipment, gross	201,803	238,140
Less: accumulated depreciation	(67,458)	(76,870)
Property and equipment, net	$134,345	$161,270
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2023	As of September 30, 2024
European Commission fines(1)	$9,525	$6,851
Accrued purchases of property and equipment	4,679	5,548
Accrued customer liabilities	4,140	3,872
Current operating lease liabilities	2,791	2,971
Income taxes payable, net	2,748	2,639
Other accrued expenses and current liabilities	22,285	24,704
Accrued expenses and other current liabilities	$46,168	$46,585
(1)    The amounts related to the European Commission (EC) fines, including any under appeal, are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets, as we provided bank guarantees (in lieu of a cash payment) for the fines. Amounts include the effects of foreign exchange and interest. In the third quarter of 2024 we made a cash payment of $3.0 billion for the 2017 EC shopping fine. See Note 9 for further details.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2022	$(4,142)	$(3,477)	$16	$(7,603)
Other comprehensive income (loss) before reclassifications	(338)	(382)	484	(236)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	143	143
Amounts reclassified from AOCI	0	745	(85)	660
Other comprehensive income (loss)	(338)	363	542	567
Balance as of September 30, 2023	$(4,480)	$(3,114)	$558	$(7,036)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2023	$(3,407)	$(965)	$(30)	$(4,402)
Other comprehensive income (loss) before reclassifications	234	755	(228)	761
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(52)	(52)
Amounts reclassified from AOCI	0	629	(164)	465
Other comprehensive income (loss)	234	1,384	(444)	1,174
Balance as of September 30, 2024	$(3,173)	$419	$(474)	$(3,228)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2023	2024	2023	2024
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(327)	$(113)	$(955)	$(807)
	Benefit (provision) for income taxes	72	25	210	178
	Net of income tax	(255)	(88)	(745)	(629)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	(15)	(6)	71	174
Interest rate contracts	Other income (expense), net	2	0	5	1
	Benefit (provision) for income taxes	16	4	9	(11)
	Net of income tax	3	(2)	85	164
Total amount reclassified, net of income tax		$(252)	$(90)	$(660)	$(465)
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Interest income	$1,066	$1,243	$2,755	$3,394
Interest expense(1)	(116)	(54)	(239)	(215)
Foreign currency exchange gain (loss), net	(311)	23	(789)	(388)
Gain (loss) on debt securities, net	(503)	160	(1,100)	(612)
Gain (loss) on equity securities, net	(366)	1,821	(194)	3,350
Performance fees	179	29	302	261
Income (loss) and impairment from equity method investments, net	(215)	(107)	(372)	(101)
Other	120	70	346	465
Other income (expense), net	$(146)	$3,185	$709	$6,154
(1)Interest expense is net of interest capitalized of $47 million and $57 million for the three months ended September 30, 2023 and 2024, respectively, and $134 million and $143 million for the nine months ended September 30, 2023 and 2024, respectively.

Note 7. Business Combinations
character.ai
In accordance with the accounting requirements under Accounting Standards Codification Topic 805, during the three months ended September 30, 2024, we recorded $2.7 billion of goodwill and $413 million of intangible assets resulting from a transaction with character.ai (“Character”). In August 2024, we entered into a license agreement with Character pursuant to which we obtained a non-exclusive license to its current large language model technology. We paid Character $2.7 billion in cash and canceled our convertible instruments. We also hired certain employees of Character. Goodwill was recorded in Google Services and Google Cloud and is deductible for tax purposes.
Note 8. Goodwill
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2023	$21,118	$7,199	$881	$29,198
Additions	2,438	292	0	2,730
Foreign currency translation and other adjustments	7	1	(1)	7
Balance as of September 30, 2024	$23,563	$7,492	$880	$31,935
Note 9. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $9.2 billion as of September 30, 2024, of which the majority is paid quarterly through the first quarter of 2030.
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
As of September 30, 2024, we did not have any material indemnification claims that were probable or reasonably possible.
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
•On June 27, 2017, the EC announced its decision that certain actions taken by Google regarding its display and ranking of shopping search results and ads infringed European competition law. The EC decision imposed a €2.4 billion ($2.7 billion as of June 27, 2017) fine. We appealed the EC decision and implemented product changes to bring shopping ads into compliance with the EC's decision. On September 10, 2024, the European Court of Justice rejected our appeal and upheld the €2.4 billion fine imposed in 2017. In the third quarter of 2024, we made a cash payment of $3.0 billion for the 2017 shopping fine.
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
•On March 20, 2019, the EC announced its decision that certain contractual provisions in agreements that Google had with AdSense for Search partners infringed European competition law. The EC decision imposed a fine of €1.5 billion ($1.7 billion as of March 20, 2019) and directed actions related to AdSense for Search partners' agreements, which we implemented prior to the decision. On June 4, 2019, we appealed the EC decision. We recognized a charge of $1.7 billion for the fine in the first quarter of 2019. On September 18, 2024, the European Union’s (EU) General Court overturned the EC decision and annulled the €1.5 billion fine. The EC has until November 28, 2024 to appeal the decision.
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
In December 2023, a California jury delivered a verdict in a similar lawsuit in Epic Games v. Google. The jury found that Google violated antitrust laws related to Google Play's business. Epic did not seek monetary damages. The presiding judge issued a remedies decision on October 7, 2024, ordering a variety of alterations to our business models and operations and contractual agreements for Android and Google Play. We are appealing and have filed a motion to pause the implementation of some of the remedies pending the appeal. The trial court judge has temporarily paused the implementation of the remedies while the Court of Appeals considers our request to pause implementation of the remedies pending the duration of the appeal.
From time to time we are subject to formal and informal inquiries and investigations on various competition matters by regulatory authorities in the U.S., Europe, and other jurisdictions globally. Examples, for which given their nature we cannot estimate a possible loss include:
•In August 2019, we began receiving civil investigative demands from the U.S. Department of Justice (DOJ) requesting information and documents relating to our prior antitrust investigations and certain aspects of our business. The DOJ and a number of state Attorneys General filed a lawsuit in the U.S. District Court for the District of Columbia on October 20, 2020 alleging that Google violated U.S. antitrust laws relating to Search and Search advertising. The trial ended on November 16, 2023, and on August 5, 2024, the U.S. District Court for the District of Columbia ruled that Google violated such antitrust laws. A separate proceeding is being held to determine remedies, the range of which vary widely. The DOJ has proposed a high level remedy framework, which includes alterations to our products and services and our business models and operations, including structural remedies, and/or our distribution arrangements, among other changes, some of which could have a material adverse effect on our financial statements. Further, in June 2022, the Australian Competition and Consumer Commission (ACCC) and the United Kingdom's Competition and Markets Authority (CMA) each opened an investigation into Search distribution practices.

•On December 16, 2020, a number of state Attorneys General filed an antitrust complaint in the U.S. District Court for the Eastern District of Texas, alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology, and a trial is scheduled for March 2025. Additionally, on January 24, 2023, the DOJ, along with a number of state Attorneys General, filed an antitrust complaint in the U.S. District Court for the Eastern District of Virginia alleging that Google’s digital advertising technology products violate U.S. antitrust laws, and on April 17, 2023, a number of additional state Attorneys General joined the complaint. The trial ended on September 27, 2024, and we expect a decision in late 2024 or early 2025. The EC, the CMA, and the ACCC each opened a formal investigation into Google's advertising technology business practices on June 22, 2021, May 25, 2022, and June 29, 2022, respectively. On June 14, 2023, the EC issued a Statement of Objections (SO) informing Google of its preliminary view that Google violated European antitrust laws relating to its advertising technology. We responded to the SO on December 1, 2023. On September 6, 2024, the CMA issued an SO informing Google of its preliminary view that Google violated UK competition laws relating to its advertising technology. We will respond to the SO.

•In May 2022, the EC and the CMA each opened investigations into Google Play’s business practices. The EC closed its initial investigation, but is now investigating Google Play’s compliance with certain provisions of EU’s Digital Markets Act. Korean regulators are investigating Google Play's billing practices, including a formal review in May 2022 of Google's compliance with the new app store billing regulations.

We believe we have strong arguments against these claims and will defend ourselves vigorously. We continue to cooperate with federal and state regulators in the U.S., the EC, and other regulators around the world.
Privacy Matters
We are subject to a number of privacy-related laws and regulations, and we currently are party to a number of privacy investigations and lawsuits ongoing in multiple jurisdictions. For example, there are ongoing investigations and litigation in the U.S. and the EU, including those relating to our collection and use of location information, the choices we offer users, and advertising practices, which could result in significant fines, judgments, and product changes.
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
See Note 13 for information regarding income tax contingencies.
Note 10. Stockholders' Equity
Share Repurchases
In the three and nine months ended September 30, 2024, we continued to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. During the three and nine months ended September 30, 2024, we repurchased $15.3 billion and $47.0 billion, respectively, of Alphabet's Class A and Class C shares.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. Repurchases made pursuant to the April 2023 authorization were completed during the third quarter of 2024. In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of September 30, 2024, $59.7 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount	Shares	Amount
Class A share repurchases	17	$2,846	59	$9,461
Class C share repurchases	73	12,453	234	37,493
Total share repurchases(1)	90	$15,299	293	$46,954
(1)    Shares repurchased include unsettled repurchases as of September 30, 2024.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
Dividends
During the three and nine months ended September 30, 2024, total cash dividends were $1.2 billion and $2.3 billion for Class A, $173 million and $346 million for Class B, and $1.1 billion and $2.2 billion for Class C shares, respectively.
The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.

Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended September 30,
	2023				2024
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$0	$0	$0	$0	$1,170	$173	$1,112	$2,455
Allocation of undistributed earnings	9,271	1,369	9,049	19,689	11,351	1,678	10,817	23,846
Net income	$9,271	$1,369	$9,049	$19,689	$12,521	$1,851	$11,929	$26,301
Denominator
Number of shares used in per share computation	5,924	875	5,782	12,581	5,850	865	5,575	12,290
Basic net income per share	$1.56	$1.56	$1.56	$1.56	$2.14	$2.14	$2.14	$2.14
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$9,271	$1,369	$9,049	$19,689	$12,521	$1,851	$11,929	$26,301
Reallocation of total earnings as a result of conversion of Class B to Class A shares	1,369	0	0	_(1)	1,851	0	0	_(1)
Reallocation of undistributed earnings	(96)	(12)	96	_(1)	(135)	(17)	135	_(1)
Net income	$10,544	$1,357	$9,145	$19,689	$14,237	$1,834	$12,064	26,301
Denominator
Number of shares used in basic computation	5,924	875	5,782	12,581	5,850	865	5,575	12,290
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	875	0	0	_(1)	865	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	115	115	0	0	129	129
Number of shares used in per share computation	6,799	875	5,897	12,696	6,715	865	5,704	12,419
Diluted net income per share	$1.55	$1.55	$1.55	$1.55	$2.12	$2.12	$2.12	$2.12
(1)Not applicable for consolidated net income per share.

	Nine Months Ended September 30,
	2023				2024
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$0	$0	$0	$0	$2,343	$346	$2,232	$4,921
Allocation of undistributed earnings	24,851	3,682	24,575	53,108	32,599	4,821	31,241	68,661
Net income	$24,851	$3,682	$24,575	$53,108	$34,942	$5,167	$33,473	$73,582
Denominator
Number of shares used in per share computation	5,932	879	5,866	12,677	5,863	867	5,619	12,349
Basic net income per share	$4.19	$4.19	$4.19	$4.19	$5.96	$5.96	$5.96	$5.96
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$24,851	$3,682	$24,575	$53,108	$34,942	$5,167	$33,473	$73,582
Reallocation of total earnings as a result of conversion of Class B to Class A shares	3,682	0	0	_(1)	5,167	0	0	_(1)
Reallocation of undistributed earnings	(187)	(24)	187	_(1)	(394)	(51)	394	_(1)
Net income	$28,346	$3,658	$24,762	$53,108	$39,715	$5,116	$33,867	$73,582
Denominator
Number of shares used in basic computation	5,932	879	5,866	12,677	5,863	867	5,619	12,349
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	879	0	0	_(1)	867	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	84	84	0	0	131	131
Number of shares used in per share computation	6,811	879	5,950	12,761	6,730	867	5,750	12,480
Diluted net income per share	$4.16	$4.16	$4.16	$4.16	$5.90	$5.90	$5.89	$5.90
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
Immaterial differences in net income per share across our Class A, Class B, and Class C shares may arise due to the allocation of distributed earnings based on the holders as of the record date, compared with the allocation of undistributed earnings and number of shares based on weighted average over the periods.

Note 12. Compensation Plans
Stock-Based Compensation
For the three months ended September 30, 2023 and 2024, total stock based compensation (SBC) expense was $5.8 billion and $5.9 billion, including amounts associated with awards we expect to settle in Alphabet stock of $5.6 billion and $5.7 billion, respectively. For the nine months ended September 30, 2023 and 2024, total SBC expense was $16.5 billion and $17.0 billion, including amounts associated with awards we expect to settle in Alphabet stock of $16.3 billion and $16.4 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs), which include dividend equivalents awarded to holders of unvested stock, for the nine months ended September 30, 2024 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	338	$104.93
Granted	185	$138.23
Vested	(150)	$110.04
Forfeited/canceled	(29)	$112.01
Unvested as of September 30, 2024	344	$119.95
As of September 30, 2024, there was $39.6 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years.
Note 13. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Income before provision for income taxes	$21,197	$31,706	$61,305	$87,572
Provision for income taxes	$1,508	$5,405	$8,197	$13,990
Effective tax rate	7.1%	17.0%	13.4%	16.0%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $9.4 billion and $12.0 billion, of which $7.4 billion and $9.5 billion, if recognized, would affect our effective tax rate, as of December 31, 2023 and September 30, 2024, respectively.
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
Certain costs are not allocated to our segments because they represent Alphabet-level activities. These costs primarily include AI-focused shared R&D activities, including development costs of our general AI models; corporate initiatives such as our philanthropic activities; corporate shared costs such as certain finance, human resource, and legal costs, including certain fines and settlements. Charges associated with employee severance and office space reductions during 2023 and 2024 were also not allocated to our segments. Additionally, hedging gains (losses) related to revenue are not allocated to our segments.
Our operating segments are not evaluated using asset information.
The following table presents information about our segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Revenues:
Google Services	$67,986	$76,510	$196,232	$220,836
Google Cloud	8,411	11,353	23,896	31,274
Other Bets	297	388	870	1,248
Hedging gains (losses)	(1)	17	86	191
Total revenues	$76,693	$88,268	$221,084	$253,549

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Operating income (loss):
Google Services	$23,937	$30,856	$69,128	$88,427
Google Cloud	266	1,947	852	4,019
Other Bets	(1,194)	(1,116)	(3,232)	(3,270)
Alphabet-level activities	(1,666)	(3,166)	(6,152)	(7,758)
Total income from operations	$21,343	$28,521	$60,596	$81,418
See Note 2 for information relating to revenues by geography.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2023	As of September 30, 2024
Long-lived assets:
United States	$110,053	$129,318
International	38,383	45,513
Total long-lived assets	$148,436	$174,831

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with "Note About Forward-Looking Statements" and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, including Part I, Item 1A "Risk Factors," as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and in this Quarterly Report on Form 10-Q.
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
For additional information, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as Note 13 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
The following table summarizes our consolidated financial results (in millions, except per share information and percentages):

	Three Months Ended
	September 30,
	2023	2024	$ Change	% Change
Consolidated revenues	$76,693	$88,268	$11,575	15%
Change in consolidated constant currency revenues(1)				16%

Cost of revenues	$33,229	$36,474	$3,245	10%
Operating expenses	$22,121	$23,273	$1,152	5%

Operating income	$21,343	$28,521	$7,178	34%
Operating margin	28%	32%		4%

Other income (expense), net	$(146)	$3,185	$3,331	NM

Net Income	$19,689	$26,301	$6,612	34%
Diluted EPS (2)	$1.55	$2.12	$0.57	37%
NM = Not Meaningful
(1)    See "Use of Non-GAAP Constant Currency Measures" below for details relating to our use of constant currency information.
(2)    For additional information on the calculation of diluted EPS, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Revenues were $88.3 billion, an increase of 15% year over year, primarily driven by an increase in Google Services revenues of $8.5 billion, or 13%, and an increase in Google Cloud revenues of $2.9 billion, or 35%.
•Total constant currency revenues, which exclude the effect of hedging, increased 16% year over year.
•Cost of revenues was $36.5 billion, an increase of 10% year over year, primarily driven by increases in TAC, content acquisition costs, depreciation expense, and devices costs due to Pixel family product launch timing in the third quarter this year as compared to the fourth quarter last year.
•Operating expenses were $23.3 billion, an increase of 5% year over year, primarily driven by charges related to our office space optimization efforts and increases in depreciation expense, compensation expenses, and advertising and promotional activities. These increases were partially offset by a reduction in charges related to legal and other matters.
Other Information
•Dividend payments to stockholders of Class A, Class B, and Class C shares were $1.2 billion, $173 million, and $1.1 billion, respectively, totaling $2.5 billion for the three months ended September 30, 2024. On October 29, 2024, Alphabet announced a cash dividend of $0.20 per share that will be paid on December 16, 2024, to stockholders of record as of December 9, 2024, on each of the company’s Class A, Class B, and Class C shares. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Repurchases of Class A and Class C shares were $2.8 billion and $12.5 billion, respectively, totaling $15.3 billion for the three months ended September 30, 2024. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Operating cash flow was $30.7 billion for the three months ended September 30, 2024, including a cash payment of $3.0 billion for the 2017 EC shopping fine, which included accrued interest. For additional information related to 2017 EC shopping fine, see Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $13.1 billion for the three months ended September 30, 2024.
•As of September 30, 2024, we had 181,269 employees.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Google Search & other	$44,026	$49,385	$127,013	$144,050
YouTube ads	7,952	8,921	22,310	25,674
Google Network	7,669	7,548	23,015	22,405
Google advertising	59,647	65,854	172,338	192,129
Google subscriptions, platforms, and devices	8,339	10,656	23,894	28,707
Google Services total	67,986	76,510	196,232	220,836
Google Cloud	8,411	11,353	23,896	31,274
Other Bets	297	388	870	1,248
Hedging gains (losses)	(1)	17	86	191
Total revenues	$76,693	$88,268	$221,084	$253,549
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $5.4 billion and $17.0 billion from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024, respectively. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.
YouTube ads
YouTube ads revenues increased $969 million and $3.4 billion from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024, respectively. The growth was driven by our brand advertising products followed by our direct response advertising products, both of which benefited from increased spending by our advertisers.

Google Network
Google Network revenues decreased $121 million from the three months ended September 30, 2023 to the three months ended September 30, 2024, primarily driven by the unfavorable effect of foreign currency exchange rates, partially offset by an increase in AdSense revenues.
Google Network revenues decreased $610 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 primarily driven by the unfavorable effect of foreign currency exchange rates as well as a decrease in AdMob revenues.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from three and nine months ended September 30, 2023 to three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Google Search & other
Paid clicks change	4%	5%
Cost-per-click change	8%	8%
Google Network
Impressions change	(14)%	(15)%
Cost-per-impression change	15%	14%
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
Google subscriptions, platforms, and devices
Google subscriptions, platforms, and devices revenues increased $2.3 billion and $4.8 billion from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024, respectively. The growth was primarily driven by increases in subscriptions and devices revenues. The increase in subscriptions revenues was largely from growth in the number of paid subscribers for YouTube services and to a lesser extent for Google One. The increase in devices revenues was primarily driven by increased sales of Pixel devices, due to Pixel family product launch timing in the third quarter this year as compared to the fourth quarter last year.
Google Cloud
Google Cloud revenues increased $2.9 billion and $7.4 billion from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024, respectively. The growth was primarily driven by Google Cloud Platform followed by Google Workspace offerings. Google Cloud's infrastructure and platform services were the largest drivers of growth in Google Cloud Platform.

Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
United States	47%	49%	47%	49%
EMEA	30%	29%	30%	29%
APAC	17%	16%	17%	16%
Other Americas	6%	6%	6%	6%
Hedging gains (losses)	0%	0%	0%	0%
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

The following table presents the foreign currency exchange effect on international revenues and total revenues (in millions, except percentages):

			Three Months Ended September 30, 2024
					% Change from Prior Period
	Three Months Ended September 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2023	2024
United States	$36,354	$43,139	$0	$43,139	19%		0%	19%
EMEA	22,661	25,472	(146)	25,618	12%		(1)%	13%
APAC	13,126	14,547	(285)	14,832	11%		(2)%	13%
Other Americas	4,553	5,093	(586)	5,679	12%		(13)%	25%
Revenues, excluding hedging effect	76,694	88,251	(1,017)	89,268	15%		(1)%	16%
Hedging gains (losses)	(1)	17
Total revenues(1)	$76,693	$88,268		$89,268	15%	0%	(1)%	16%
(1)Total constant currency revenues of $89.3 billion for the three months ended September 30, 2024 increased $12.6 billion compared to $76.7 billion in revenues, excluding hedging effect, for the three months ended September 30, 2023.
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

			Nine Months Ended September 30, 2024
					% Change from Prior Period
	Nine Months Ended September 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2023	2024
United States	$104,291	$123,072	$0	$123,072	18%		0%	18%
EMEA	66,028	73,943	(309)	74,252	12%		0%	12%
APAC	37,535	41,659	(1,319)	42,978	11%		(4)%	15%
Other Americas	13,144	14,684	(1,043)	15,727	12%		(8)%	20%
Revenues, excluding hedging effect	220,998	253,358	(2,671)	256,029	15%		(1)%	16%
Hedging gains (losses)	86	191
Total revenues(1)	$221,084	$253,549		$256,029	15%	0%	(1)%	16%
(1)Total constant currency revenues of $256.0 billion for the nine months ended September 30, 2024 increased $35.0 billion compared to $221.1 billion in revenues, excluding hedging effect, for the nine months ended September 30, 2023.
EMEA revenue growth was not materially affected by changes in foreign currency exchange rates, as the effect of the U.S. dollar strengthening relative to the Turkish lira was largely offset by the U.S. dollar weakening relative to the British pound.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Argentine peso.
Costs and Expenses

Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
TAC	$12,642	$13,719	$36,900	$40,052
Other cost of revenues	20,587	22,755	58,857	65,641
Total cost of revenues	$33,229	$36,474	$95,757	$105,693
Total cost of revenues as a percentage of revenues	43%	41%	43%	42%
Cost of revenues increased $3.2 billion from the three months ended September 30, 2023 to the three months ended September 30, 2024 due to an increase in other cost of revenues and TAC of $2.2 billion and $1.1 billion, respectively. Cost of revenues increased $9.9 billion from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 due to an increase in other cost of revenues and TAC of $6.8 billion and $3.2 billion, respectively.
The increase in TAC from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 21.2% to 20.8% from the three months ended September 30, 2023 to the three months ended September 30, 2024 and decreased from 21.4% to 20.8% from the nine months ended September 30, 2023 to the nine months ended September 30, 2024, primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rate on Google Search & other revenues increased from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024 primarily due to increases related to mobile searches, which carries higher TAC because more mobile searches are channeled through paid access points. The TAC rate on Google Network revenues was substantially consistent from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024.
The increase in other cost of revenues from the three months ended September 30, 2023 to the three months ended September 30, 2024 was primarily due to increases in content acquisition costs, largely for YouTube, depreciation expense, and devices costs, due to Pixel family product launch timing in the third quarter this year as compared to the fourth quarter last year.
The increase in other cost of revenues from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 was primarily due to increases in content acquisition costs, largely for YouTube, depreciation expense, other technical infrastructure operations costs, and third-party service fees. Additionally, devices costs contributed to the increase in other cost of revenues due to the Pixel family product launch timing in the third quarter this year as compared to the fourth quarter last year.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Research and development expenses	$11,258	$12,447	$33,314	$36,210
Research and development expenses as a percentage of revenues	15%	14%	15%	14%
R&D expenses increased $1.2 billion from the three months ended September 30, 2023 to the three months ended September 30, 2024, primarily driven by increases in compensation expenses of $358 million, depreciation expense of $353 million, and charges related to our office space optimization efforts of $188 million. The increase in compensation expenses was largely due to an increase in SBC expense of $214 million.
R&D expenses increased $2.9 billion from the nine months ended September 30, 2023 to the nine months ended September 30, 2024, primarily driven by increases in depreciation expense of $993 million, compensation expenses of $879 million, and third-party services fees of $597 million. The increase in compensation expenses was primarily driven by a $1.0 billion increase in SBC expenses, which reflects the reduction in valuation-based compensation liabilities related to certain Other Bets recognized in the prior year comparable period, partially offset by a $554 million decrease in severance and related charges.

Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Sales and marketing expenses	$6,884	$7,227	$20,198	$20,445
Sales and marketing expenses as a percentage of revenues	9%	8%	9%	8%
Sales and marketing expenses increased $343 million from the three months ended September 30, 2023 to the three months ended September 30, 2024, primarily driven by an increase in advertising and promotional activities of $206 million.
Sales and marketing expenses increased $247 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024, due to a combination of factors, none of which were individually significant.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
General and administrative expenses	$3,979	$3,599	$11,219	$9,783
General and administrative expenses as a percentage of revenues	5%	4%	5%	4%
General and administrative expenses decreased $380 million and $1.4 billion from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024, primarily driven by a reduction in charges related to legal and other matters of $693 million and $1.4 billion, respectively, partially offset by a combination of factors, none of which were individually significant.
Segment Profitability
The following table presents segment operating income (loss) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Operating income (loss):
Google Services	$23,937	$30,856	$69,128	$88,427
Google Cloud	266	1,947	852	4,019
Other Bets	(1,194)	(1,116)	(3,232)	(3,270)
Alphabet-level activities(1)	(1,666)	(3,166)	(6,152)	(7,758)
Total income from operations	$21,343	$28,521	$60,596	$81,418
(1)In addition to the costs included in Alphabet-level activities, hedging gains (losses) related to revenue were $(1) million and $17 million for the three months ended September 30, 2023 and 2024, respectively, and $86 million and $191 million for the nine months ended September 30, 2023 and 2024, respectively. For the three and nine months ended September 30, 2023 and 2024, Alphabet-level activities included substantially all of the charges related to employee severance and our office space optimization efforts. During the quarter ended September 30, 2024, we incurred office space charges totaling $607 million. For additional information relating to our segments, see Note 14 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Google Services
Google Services operating income increased $6.9 billion and $19.3 billion from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024, respectively. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in TAC and content acquisition costs. Additionally, a reduction in compensation expenses contributed to the increase in operating income.
Google Cloud
Google Cloud operating income increased $1.7 billion and $3.2 billion from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024, respectively. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in usage costs for technical infrastructure assets as well as compensation expenses, largely driven by headcount growth.
Other Bets
Other Bets operating loss decreased $78 million from the three months ended September 30, 2023 to the three months ended September 30, 2024, due to a combination of factors, none of which were individually significant.
Other Bets operating loss increased $38 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The increase in operating loss was primarily due to an increase in expenses, largely driven by compensation expenses, partially offset by an increase in revenues. The increase in compensation expenses was primarily as a result of the reduction in valuation-based compensation liabilities related to certain Other Bets recognized in the prior year comparable period.
Other Income (Expense), Net
The following table presents OI&E (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Interest income	$1,066	$1,243	$2,755	$3,394
Interest expense	(116)	(54)	(239)	(215)
Foreign currency exchange gain (loss), net	(311)	23	(789)	(388)
Gain (loss) on debt securities, net	(503)	160	(1,100)	(612)
Gain (loss) on equity securities, net	(366)	1,821	(194)	3,350
Performance fees	179	29	302	261
Income (loss) and impairment from equity method investments, net	(215)	(107)	(372)	(101)
Other	120	70	346	465
Other income (expense), net	$(146)	$3,185	$709	$6,154
OI&E increased $3.3 billion from the three months ended September 30, 2023 to the three months ended September 30, 2024. The increase was primarily due to an increase in net unrealized gains on equity securities driven by fair value adjustments related to observable transactions and market driven changes, and increased net gains on debt securities.
OI&E increased $5.4 billion from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The increase was primarily due to an increase in net unrealized gains on non-marketable equity securities driven by fair value adjustments related to observable transactions and increased interest income related to higher interest rates.

For additional information, see Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Income before provision for income taxes	$21,197	$31,706	$61,305	$87,572
Provision for income taxes	$1,508	$5,405	$8,197	$13,990
Effective tax rate	7.1%	17.0%	13.4%	16.0%
The effective tax rate increased from the three months ended September 30, 2023 to the three months ended September 30, 2024. This increase was primarily due to a cumulative one-time adjustment recorded for tax rule changes issued by the Internal Revenue Service (IRS) in the third quarter of 2023. Additionally, a decrease in the U.S. federal Foreign Derived Intangible Income tax deduction in 2024 contributed to the higher effective tax rate.
The effective tax rate increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. This increase was primarily due to a one-time adjustment for tax rule changes issued by the IRS in the third quarter of 2023. Additionally, a decrease in the 2024 U.S. federal Foreign Derived Intangible Income tax deduction contributed to an increase in the effective tax rate. These factors were partially offset by an increase in stock-based compensation-related tax benefits in 2024.
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
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of September 30, 2024, we had $93.2 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents our cash flows (in millions):

	Nine Months Ended
	September 30,
	2023	2024
Net cash provided by operating activities	$82,831	$86,186
Net cash used in investing activities	$(20,896)	$(29,356)
Net cash used in financing activities	$(52,785)	$(60,697)
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
Net cash provided by operating activities increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 due to an increase in cash received from customers, partially offset by an increase in tax payments and a cash payment for the 2017 EC shopping fine. The increase in tax payments in comparison to the prior year comparable period was primarily due to the 2023 IRS payment deferral relief made available to taxpayers headquartered in designated counties in California.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions and purchases of intangible assets.
Net cash used in investing activities increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 primarily due to an increase in purchases of property and equipment and purchases of marketable securities, partially offset by increases in maturities and sales of marketable securities.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, payment of dividends, and repayments of debt.
Net cash used in financing activities increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 due to dividend payments and net payments related to stock-based award activities.
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
During the nine months ended September 30, 2023 and 2024, we spent $21.2 billion and $38.3 billion on capital expenditures, respectively. We expect to increase, relative to 2023, our investment in our technical infrastructure, including servers, network equipment, and data centers, to support the growth of our business and our long-term initiatives, in particular in support of AI products and services. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. Land is not depreciated. For the nine months ended September 30, 2023 and 2024, our depreciation on property and equipment was $8.6 billion and $11.1 billion, respectively.
Leases

For the nine months ended September 30, 2023 and 2024, we recognized total operating lease assets of $2.4 billion and $1.6 billion, respectively. As of September 30, 2024, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 7.8 years, was $17.1 billion.
As of September 30, 2024, we have entered into leases that have not yet commenced with future lease payments of $6.1 billion, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2024 and 2027 with non-cancelable lease terms of one to 25 years.
For the nine months ended September 30, 2023 and 2024, our operating lease expenses (including variable lease costs) were $3.4 billion and $3.5 billion, respectively. Finance lease costs were not material for the nine months ended September 30, 2023 and 2024.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2024, we had $1.0 billion of short-term commercial paper outstanding.
As of September 30, 2024, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2025 and $6.0 billion expiring in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities.
As of September 30, 2024, we had senior unsecured notes outstanding with a total carrying value of $11.9 billion. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchase Program
During the three and nine months ended September 30, 2024, we repurchased and subsequently retired 90 million and 293 million shares for $15.3 billion and $47.0 billion, respectively.
In April 2023, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. Repurchases made pursuant to the April 2023 authorization were completed during the third quarter of 2024. In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of September 30, 2024, $59.7 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount	Shares	Amount
Class A share repurchases	17	$2,846	59	$9,461
Class C share repurchases	73	12,453	234	37,493
Total share repurchases(1)	90	$15,299	293	$46,954
(1)Shares repurchased include unsettled repurchases as of September 30, 2024.
For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Dividend Program
During the three and nine months ended September 30, 2024, total cash dividends were $1.2 billion and $2.3 billion for Class A, $173 million and $346 million for Class B, and $1.1 billion and $2.2 billion for Class C shares, respectively.
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
On September 14, 2022, the General Court reduced the 2018 fine from €4.3 billion to €4.1 billion. We subsequently appealed the General Court's decision to the European Court of Justice.
On September 10, 2024, the European Court of Justice rejected our appeal of the 2017 decision and upheld the €2.4 billion fine. In the third quarter of 2024, we made a cash payment of $3.0 billion for the 2017 shopping fine.
On September 18, 2024, the EU's General Court overturned the 2019 decision and annulled the €1.5 billion fine. The EC has until November 28, 2024 to appeal the decision.
We included the EC fines, including any under appeal, in accrued expenses and other current liabilities on our Consolidated Balance Sheets, as we provided bank guarantees (in lieu of a cash payment) for the fines. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Taxes
As of September 30, 2024, we had short-term income taxes payable of $2.7 billion, related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). As permitted by the Tax Act, we will pay the remaining transition tax installment in 2025. We also have long-term taxes payable of $8.2 billion primarily related to uncertain tax positions as of September 30, 2024.
Purchase Commitments and Other Contractual Obligations
As of September 30, 2024, we had material purchase commitments and other contractual obligations of $50.8 billion, of which $31.1 billion was short-term. These amounts primarily consist of purchase orders for certain technical infrastructure as well as the non-cancelable portion or the minimum cancellation fee in certain agreements related to commitments to purchase licenses, including content licenses, inventory, and network capacity. For those agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of September 30, 2024. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For more information related to our content licenses, see Note 9 of the Notes to Consolidated Financial Statements included in Item I of this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated in our subsequent Quarterly Reports on Form 10-Q, which could harm our business, reputation, financial condition, and operating results, and affect the trading price of our Class A and Class C stock. Below are material changes to our risk factors since our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
We are and may continue to be subject to claims, lawsuits, regulatory and government inquiries and investigations, enforcement actions, consent orders, and other forms of regulatory scrutiny and legal liability, including competition matters, that could harm our business, reputation, financial condition, and operating results.
We are subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and orders involving competition, intellectual property, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, and other matters.
The DOJ, various U.S. states, and other plaintiffs have filed, and may continue to file in the future, several antitrust lawsuits about various aspects of our business, including our advertising technologies and practices, the operation and distribution of Google Search, and the operation and distribution of the Android operating system and Play Store.
For example, the DOJ and a number of state Attorneys General filed a lawsuit alleging that Google violated antitrust laws relating to Search and Search advertising, and in August 2024, the U.S. District Court for the District of Columbia ruled that Google violated such antitrust laws. The Court is holding a separate proceeding to determine remedies, which could include alterations to our products and services and our business models and operations, including structural remedies, and/or our distribution arrangements, among other changes. While we plan to appeal, there can be no assurance that our appeal will succeed, or that we will be able to change or decrease the severity of any remedies that may be ordered, and any or all of these potential remedies could harm our business, reputation, financial condition, and operating results.
Also, in December 2023, a California jury delivered a verdict in Epic Games v. Google finding that Google violated antitrust laws related to Google Play's business. The presiding judge issued a remedies decision on October 7, 2024 that ordered a variety of alterations to our business models and operations and contractual agreements for Android and Google Play. We are appealing and have filed a motion to pause the implementation of some of the remedies pending the appeal, but there can be no assurance that we will be successful in our appeal or in our efforts to pause the implementation of the remedies pending the appeal. If we are unsuccessful, we could face significant expenses to implement the remedies, and such costs and alterations could harm our business, reputation, financial condition, and operating results.
Other regulatory agencies in the U.S. and around the world, including competition enforcers, consumer protection agencies, and data protection authorities, have challenged and may continue to challenge our business practices and compliance with laws and regulations. We are cooperating with these investigations and defending litigation or appealing decisions where appropriate.
We are also subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation, and we may also be subject to claims involving health and safety, hazardous materials usage, other environmental effects, AI training, development, and commercialization, or service disruptions or failures. Claims have been brought, and we expect will continue to be brought, against us for defamation, negligence, breaches of contract, patent, copyright and trademark infringement, unfair competition, unlawful activity, torts, privacy rights violations, fraud, or other legal theories based on the nature and content of information available on or via our services, the design and effect of our products and services, or due to our involvement in hosting, transmitting, marketing, branding, or providing access to content created by third parties.

Various laws, regulations, investigations, enforcement lawsuits, and regulatory actions have involved in the past, and may in the future result in substantial fines and penalties, injunctive relief, ongoing monitoring and auditing obligations, changes to our products and services, alterations to our business models and operations, including divestiture, and collateral related civil litigation or other adverse consequences. Any of these legal proceedings could also result in legal costs, diversion of management resources, and negative publicity, all of which could harm our business, reputation, financial condition, and operating results.
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
For additional information about the ongoing material legal proceedings to which we are subject, see Legal Proceedings in Part II, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended September 30, 2024.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - 31	6,230	24,043	$181.08	$182.81	30,273	$69,418
August 1 - 31	6,109	24,867	$165.21	$166.46	30,976	$64,304
September 1 - 30	4,431	24,451	$159.86	$160.26	28,882	$59,704
Total	16,770	73,361			90,131
(1)    Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. For additional information related to share repurchases, see Note 10 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)    Average price paid per share includes costs associated with the repurchases.
ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the quarter ended September 30, 2024, the following Section 16 director adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Frances Arnold, a member of the Board of Directors of Alphabet, adopted a trading plan on July 26, 2024 (with the first trade under the plan scheduled for October 30, 2024). The trading plan will be effective until November 7, 2025 to sell 50% of the (net) shares resulting from the vesting of 3,345 (gross) shares of Class C Capital Stock, in addition to 50% of the (net) shares of any future grants awarded during the term of the plan.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the quarter ended September 30, 2024 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Policy Against Insider Trading and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules, and regulations.
Compensatory Arrangements of Certain Officers
On April 16, 2024, the Leadership Development, Inclusion and Compensation Committee of the Board of Directors of Alphabet approved the accrual of dividend equivalent units to holders of all unvested stock units, subject to the approval of a dividend declaration by the Board of Directors of the company (which was announced on October 29, 2024). As stock units are not outstanding shares of stock and thus would not otherwise be entitled to participate in any dividends (including the one referenced above), the crediting of dividend equivalent units is intended to preserve the equity-based incentives intended by the company when the stock units were granted and to treat the holders of stock units consistently with all stockholders.
Required Disclosure Pursuant to Section 13(r) of the Exchange Act
During the quarter ended September 30, 2024, Google LLC, a subsidiary of Alphabet, filed a notification with the Russian Federal Security Service (FSB) pursuant to Russian encryption control requirements, which must be complied with prior to the import of covered items. Neither we nor our subsidiaries generated any gross revenues or net profits directly from such activity and neither we nor our subsidiaries sell to the FSB. In the ordinary course of its business, Alphabet expects that Google LLC will continue to file these notifications as required under Russian law.

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

ALPHABET INC.
October 29, 2024	By:	/s/ Anat Ashkenazi
Anat Ashkenazi
Senior Vice President, Chief Financial Officer

ALPHABET INC.
October 29, 2024	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President, Corporate Controller and Principal Accounting Officer