Form 10-K
period 2024-12-31
Alphabet Inc.
filed 2025-02-05
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2024, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 28, 2024) was approximately $2.0 trillion. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
As of January 28, 2025, there were 5,833 million shares of Alphabet’s Class A stock outstanding, 860 million shares of Alphabet’s Class B stock outstanding, and 5,497 million shares of the Alphabet’s Class C stock outstanding.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2024

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
•our expectation that the continuing shift to an online world as the digital economy evolves will continue to benefit our business;
•our expectation that the revenues that we derive beyond advertising will continue to increase and may affect our margins;
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
•our expectation that we will continue to periodically review, refine, and update our methodologies for monitoring, gathering, and counting the number of paid clicks and impressions, and for identifying the revenues generated by the corresponding click and impression activity;
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
•our expectation that our capital expenditures will increase, including our expected spend and the expected increase in our technical infrastructure investment to support the growth of our business and our long-term initiatives, in particular in support of artificial intelligence (AI) products and services;
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
•estimates of our future employee compensation expenses;
•our expectation that our other income (expense), net (OI&E), will fluctuate in the future, as it is largely driven by market dynamics;
•our expectation that our effective tax rate and cash tax payments could increase in future years;
•seasonal fluctuations in internet usage, advertising expenditures, and underlying business trends such as traditional retail seasonality, which are likely to cause fluctuations in our quarterly results;
•the sufficiency of our sources of funding;
•our potential exposure in connection with new and pending investigations, proceedings, and other contingencies, including the possibility that certain legal proceedings to which we are a party could harm our business, financial condition, and operating results;
3.

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
Alphabet is a collection of businesses — the largest of which is Google. We report Google in two segments, Google Services and Google Cloud, and all non-Google businesses collectively as Other Bets. Supporting these businesses, we have centralized certain AI-related research and development which is reported in Alphabet-level activities. Alphabet's structure is about helping each of our businesses prosper through strong leaders and independence.
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
We are focused on building an even more helpful Google for everyone, and we aspire to give everyone the tools they need to increase their knowledge, health, happiness, and success. Google Search helps people find information and make sense of the world in more natural and intuitive ways, with trillions of searches on Google every year. YouTube provides people with entertainment, information, and opportunities to learn something new and helps support the creator economy through the YouTube Partner Program. Google Cloud helps customers solve today’s business challenges, improve productivity, reduce costs, and unlock new growth engines. We are continually innovating and building new products and features to help our users, partners, customers, and communities and have invested more than $150 billion in research and development in the last five years in support of these efforts.
4.

Table of Contents	Alphabet Inc.
Making AI Helpful for Everyone
We believe AI is a profound platform shift, one that can bring meaningful and positive change to people and societies across the world, and to our business. At Google, we have been bringing AI into our products and services for more than a decade and making them available to our users.
In 2023, we took a significant step on our journey to make AI more helpful for everyone with the introduction of Gemini, our natively multimodal AI model. In 2024, we launched Gemini 2.0, our most capable model yet. Gemini can generalize and seamlessly understand, operate across, and combine different types of information including text, code, audio, image, and video. Gemini is powering AI features across our products and services that are helping people everyday. Today, all seven of our two billion-user products — Android, Chrome, Gmail, Maps, Play Store, Search, and YouTube — are using Gemini.
Our Google Cloud products, including Google Cloud Platform and Google Workspace, help organizations stay at the forefront of innovation with our AI-optimized infrastructure, AI development platform, world-class models, as well as assistive agents and applications.
We believe AI has the potential to solve important societal, scientific, and engineering challenges. For example, in 2020, Google DeepMind’s AlphaFold system solved a 50-year-old protein folding challenge, and in 2024, we introduced AlphaFold 3, built on the previous models, to predict the structure and interactions of all the molecules in life's processes.
We are focused on transforming our products to provide the most helpful tools to our users and customers as we deliver on our mission to organize the world’s information and make it universally accessible and useful.
Deliver the Most Advanced, Safe, and Responsible AI
We aim to build the most advanced, safe, and responsible AI through a full stack of robust AI-optimized infrastructure, including data centers, chips, and a global fiber network; world class research teams; and a broad global reach through products and platforms that touch billions of people and customers around the world.
We are driving efficiencies in our data centers, while making significant hardware and model improvements. For example, since we started serving AI Overviews to our users, we have significantly lowered machine costs and latency through hardware, engineering, and technical breakthroughs. Our AI-optimized infrastructure allows us to use, and offer our customers, a range of AI accelerator options, including our own custom-built Tensor Processing Units (TPUs).
Our teams across Alphabet leverage Gemini, as well as other AI models we have previously developed and announced, to deliver the best product and service experiences for our users, advertisers, partners, customers, and developers. We are using Gemini 2.0 in new research prototypes, including Project Astra, which explores the future capabilities of a universal AI assistant and Project Mariner, an early prototype capable of taking actions in Chrome as an experimental extension.
We believe our approach to AI must be both bold and responsible. That means developing AI in a way that maximizes the positive benefits to society while addressing its potential challenges, guided by our AI Principles.
Enable Organizations and Developers to Innovate on Google Cloud
AI is a major technology shift for enterprises. Globally, businesses from startups to large enterprises, and the public sector are thinking about how to drive transformation. That is why we are focused on making it easy and scalable for others to innovate, and grow, with AI. That means providing advanced computing infrastructure and expanding access to Google’s latest AI models. Our Vertex AI platform gives developers the ability to train, tune, augment, test, and deploy applications using Gemini, Imagen, Veo, and other generative AI models. Gemini for Google Cloud provides pre-packaged AI agents that can assist developers to write, document, test, and operate software as well as assist cybersecurity teams to analyze, detect, protect, and respond to threats.
Improve Knowledge, Learning, Creativity, and Productivity
As AI continues to improve rapidly, we are focused on transforming our products to provide our users the most helpful tools. Examples include AI Overviews, which allow users to ask their most complex questions, break down concepts in a format that is useful for them, or take a video and ask a question out loud, and NotebookLM, which helps users understand complex information by summarizing sources and providing relevant quotes. We are embedding the power of generative AI to continue helping our users express themselves and get things done. For example, the Gemini app allows users to collaborate with new AI features that include image generation capabilities, coding support, and app integration. Gemini for Google Workspace helps users write, organize, visualize, accelerate workflows, and have richer meetings. Additionally, we are using Gemini to improve recommendations on YouTube. We also know businesses of all sizes around the world rely on Google Ads to find customers and grow their businesses — and we
5.

Table of Contents	Alphabet Inc.
make that even easier with AI. For example, advertisers are able to use our updated image generation in Google Ads to produce high-quality imagery for their campaigns, and Demand Gen helps them reach their target audiences.
Build the Most Helpful Personal Computing Platforms and Devices
Over the years, our Pixel phones have incorporated AI compute directly into the device and built experiences on top of it. Our latest Pixel devices were built with Gemini Nano, bringing the best AI-assistive experiences to our users, such as Gemini on Pixel, Pixel Screenshots, and Pixel Studio. Our Android and Chrome operating systems enable users to access Gemini, and other Google AI features throughout their day. For example, with Circle to Search built directly into the Android experience, users can search anything they see on their phone using a simple gesture.
Moonshots
Many companies get comfortable doing what they have always done, making only incremental changes. This incrementalism leads to irrelevance over time, especially in technology, where change tends to be revolutionary, not evolutionary. Our acquisitions of YouTube and Android and subsequent launch of Chrome have matured into major platforms for digital video and mobile devices and a safer, popular browser. In Other Bets, our fully autonomous driving technology company, Waymo, is now providing fully autonomous, paid ride-hailing services to customers in multiple cities.
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
Privacy and Security
We make it a priority to protect the privacy and security of our products, users, and customers, even if there are near-term financial consequences. We do this by continuously investing in building products that are secure by default; strictly upholding responsible data practices that emphasize privacy by design; and building easy-to-use settings that put people in control. We are continually enhancing these efforts over time, whether by enabling users to auto-delete their data, applying privacy technologies like on-device processing, giving people tools to control their experience, or advancing anti-malware, anti-phishing, and password security features.
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
Our products and services have come a long way since the company was founded more than 25 years ago. While Google Search started as a way to find web pages, organized into ten blue links, we have driven technical advancements and product innovations that have transformed Google Search into a dynamic, multimodal experience. We first expanded from traditional desktop browsers into mobile web search, making it easier to navigate on smaller screens. As new types of content surfaced on the internet, Universal Search made it possible to search multiple content types, like news, images, videos, and more, to deliver rich, relevant results. The introduction of new search modalities, like voice and visual search, made it easier for people to express their curiosity in natural and intuitive ways. We took that a step further with multisearch, which lets people search with text and images at the same time. Large language models have made it possible to express more natural language queries, vastly improving the types of questions users can ask, and the quality of results. Each advancement has made it easier and more natural for people to find what they are looking for. We are now using Gemini customized for Google Search to provide our users an improved Search experience, and AI Overviews has been released in more than one hundred countries, reaching more than one billion users.
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
Fueling all of these great digital experiences are extraordinary platforms and devices. That is why we continue to invest in platforms like our Android mobile operating system, Chrome browser, and Chrome operating system, as well as our family of devices. We see tremendous potential for devices to be helpful and make people's lives easier by combining the best of our AI, software, and hardware. This potential is reflected in our latest generation of devices, such as the new Pixel 9 series and the Pixel Watch 3. Creating products and services that people rely on every day is a journey that we are investing in for the long-term.
How We Make Money
We have built world-class advertising technologies for advertisers, agencies, and publishers to power their digital marketing businesses. Our advertising solutions help millions of companies grow their businesses through our wide range of products across devices and formats, and we aim to ensure positive user experiences by serving the right ads at the right time and by building deep partnerships with brands and agencies. AI has been foundational to our advertising business for more than a decade. Products like Demand Gen, Performance Max, and Product Studio use the full power of our AI to help advertisers find untapped and incremental conversion opportunities.
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
•platforms, which primarily include revenues from Google Play sales of apps and in-app purchases; and
•devices, which primarily include sales of the Pixel family of devices.
Google Cloud
Through our Google Cloud Platform and Google Workspace offerings, Google Cloud generates revenues primarily from consumption-based fees and subscriptions for infrastructure, platform, applications, and other cloud services. Customers use Google Cloud in multiple ways such as:
•AI-optimized Infrastructure: provides open, reliable, and scalable compute, networking, and storage to enable customers to run workloads anywhere — on our Cloud, at the edge, or in their data centers. It can be used to migrate and modernize IT systems and to train and serve various types of AI models.
•Developer Platform: provides developers, through the Vertex AI platform, the ability to train, tune, augment, test, and deploy applications using Gemini and other leading generative AI models. We offer widely used first-party, third-party, and open models along with services such as vector search, grounding, and distillation to further improve the cost and quality of models.
•Cybersecurity: provides AI powered cybersecurity solutions to help customers analyze, detect, protect, and respond to a broad range of cybersecurity threats, to further strengthen security outcomes, prioritize which threats to investigate, and identify attack paths, as well as accelerate resolution of cybersecurity threats.
7.

Table of Contents	Alphabet Inc.
•Data and Analytics: provides a variety of different types of databases — relational, key-value, and in-memory — to store and manage data for different types of applications and deliver data to AI agents. Our data platform also unifies data lakes, data warehouses, data governance, and advanced machine learning into a single platform that helps users analyze data using AI models across any cloud.
•Applications: offers a broad applications portfolio, including Gemini for Google Cloud and Gemini for Google Workspace, as well as purpose-built agents for Search and our Customer Engagement Suite. AI has been used in Google Workspace for years to improve grammar, efficiency, security, and more with features like Smart Reply, Smart Compose, and malware and phishing protection in Gmail. Now, Gemini for Google Workspace brings our AI-powered agents into Gmail, Docs, Sheets and more to help users write, organize, visualize, accelerate workflows, and have richer meetings.
Other Bets
Across Alphabet, we are also using technology to try to solve big problems that affect a wide variety of industries, including transportation and health technology. Alphabet’s investment in the portfolio of Other Bets includes businesses that are at various stages of development, ranging from those in the R&D phase to those that are in the beginning stages of commercialization. Our goal is for them to become thriving, successful businesses. Other Bets operate as independent companies and some of them have their own boards with independent members and outside investors. While these early-stage businesses naturally come with considerable uncertainty, some of them are already generating revenue and making important strides in their industries. Revenues from Other Bets are generated primarily from the sale of healthcare-related services, and internet services.
Competition
Our business is characterized by rapid change as well as new and disruptive technologies. We face formidable competition in every aspect of our business, including but not limited to, from:
•general purpose search engines and information services;
•vertical search engines and e-commerce providers for queries on topics such as those related to travel, jobs, and health, which users may navigate directly to rather than go through Google;
•online advertising platforms and networks, including online shopping and streaming services;
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
For additional information about competition, see Item 1A Risk Factors of this Annual Report on Form 10-K.
Ongoing Commitment to Sustainability
Our environmental strategy has two key pillars, supported by our dedication to accessible information and technological innovation:
•Our products: We are empowering people with information about the environmental impacts of their choices.
•Our operations: We are working to drive sustainability and efficiency across our operations and value chain.
Through our products, we have an aspiration to help individuals, cities, and other partners collectively reduce one gigaton of their carbon equivalent emissions annually by 2030.
In 2021, we set an ambitious goal to reach net-zero emissions across all of our operations and value chain by 2030. To make progress toward this effort, we aim to reduce 50% of our combined Scope 1, Scope 2 (market-based), and Scope 3 absolute emissions (compared to our 2019 base year) by 2030, and we plan to invest in nature-based and technology-based carbon removal solutions to neutralize our remaining emissions.
Our primary approach to reducing our Scope 2 emissions is through the procurement of carbon-free energy (CFE). In 2020, we set a goal to run on 24/7 CFE every hour of every day on every grid where we operate by 2030. In 2023, we began implementing our carbon removals strategy, and we have begun establishing impactful partnerships and have started contracting for carbon removal credits.
Achieving net-zero emissions and 24/7 CFE by 2030 are extremely ambitious goals. We also know that our path to net-zero emissions will not be easy or linear. Some of our plans may take years to deliver results, particularly where they involve building new large-scale infrastructure with long lead times. Our approach will continue to evolve and will require us to navigate significant uncertainty, including the uncertainty around the future environmental impact of AI, which is complex and difficult to predict. In addition, solutions for some key global challenges do not currently exist, and will depend heavily on the development and improvement of new technologies by us and by the energy sector. As our business and industry continue to evolve, we expect our total GHG emissions to rise before dropping toward our absolute emissions reduction target.
For additional information about risks and uncertainties applicable to our work on sustainability and efficiency, see Item 1A Risk Factors of this Annual Report on Form 10-K.
Culture and Workforce
We are a company of curious, talented, and passionate people. We embrace collaboration and creativity, and encourage the iteration of ideas to address complex challenges in technology and society.
Our people are critical for our continued success, so we work hard to create an environment where employees can have fulfilling careers, and be happy, healthy, and perform at a high level. We offer industry-leading benefits and programs to take care of the diverse needs of our employees and their families, including opportunities for career growth and development, resources to support their financial health, and access to excellent healthcare choices. Our competitive compensation programs help us to attract and retain key talent, and we will continue to invest in recruiting talented people to technical and non-technical roles, and rewarding them well. We provide a variety of high quality training and support to managers to build and strengthen their capabilities-–ranging from courses for new managers, to learning resources that help them provide feedback and manage performance, to coaching and individual support.
As of December 31, 2024, Alphabet had 183,323 employees. We have work councils and statutory employee representation obligations in certain countries, and we are committed to supporting protected labor rights, maintaining an open culture, and listening to all employees. Supporting healthy and open dialogue is central to how we work, and we communicate information about the company through multiple internal channels to our employees.
When appropriate we partner with outside companies on a contractual basis to provide a specialized service or to temporarily cover a short-term need. The employees of our suppliers and staffing partners — vendors and temporary staff, respectively — and independent contractors who are self-employed, make up our extended workforce. We choose our partners and staffing agencies carefully, and review their compliance with Google’s Supplier Code of Conduct.
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
9.

Table of Contents	Alphabet Inc.
regulations. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by the courts, remain uncertain. Particularly with regard to AI; competition; consumer protection; content moderation; data privacy and security; news publications; and sustainability and other social matters, we have seen an increase in new and evolving laws and regulations, as well as related enforcement actions and investigations, being proposed and implemented in recent years by legislative and regulatory bodies around the world. As we have seen in recent years, different laws and regulations on the same topic may not always have the same requirements, and even when requirements overlap, the rules are not always consistently implemented, interpreted, and enforced from jurisdiction to jurisdiction.
Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, make our products and services less useful, limit our ability to pursue certain business practices or offer certain products and services, cause us to change our business models and operations, affect our competitive position relative to our peers, and/or otherwise harm our business, reputation, financial condition, and operating results.
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
We webcast via our investor relations YouTube channel and website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. We also share Google news and product updates on Google's Keyword blog at https://www.blog.google/ and News From Google page on X at x.com/NewsFromGoogle, and our executive officers may also use certain social media channels, such as X and LinkedIn, to communicate information about earnings results and company updates, which may be of interest or material to our investors. Further, corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Governance." The information contained on, or that may be accessed through our websites or our executive officers' social media channels, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results, and affect the trading price of our Class A and Class C stock.
Risks Specific to our Company
We generate a significant portion of our revenues from advertising. Reduced spending by advertisers, a loss of partners, or new and existing technologies that block ads online and/or affect our ability to personalize ads could harm our business.
We generated more than 75% of total revenues from online advertising in 2024. Many of our advertisers, companies that distribute our products and services, digital publishers, and content providers can terminate their contracts with us at any time. These partners may not continue to do business with us if we do not create more value (such as increased numbers of users or customers, new sales leads, increased brand awareness, or more effective
10.

Table of Contents	Alphabet Inc.
monetization) than their available alternatives. Changes to our advertising policies and data privacy practices, such as our initiatives related to third-party cookies, including our announcement in July 2024 to move from phasing out all third-party cookies to a proposed user choice model (which remains subject to continuing discussions with regulators), as well as changes to other companies’ advertising and/or data privacy practices have in the past, and may in the future, affect the advertising services that we are able to provide. In addition, technologies have been developed that make personalized ads more difficult, or that block the display of ads altogether, and some providers of online services have integrated technologies that could potentially impair the availability and functionality of third-party digital advertising. Failing to provide superior value or deliver advertisements effectively and competitively could harm our business, reputation, financial condition, and operating results.
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
We have many competitors in different industries. Our current and potential domestic and international competitors range from large and established companies to emerging start-ups. Some competitors have longer operating histories and well-established relationships in various sectors. They can use their experience and resources in ways that could affect our competitive position, including by making acquisitions and entering into other strategic arrangements; continuing to invest heavily in technical infrastructure, R&D, and in talent; initiating intellectual property and competition claims (whether or not meritorious); and continuing to compete for users, advertisers, customers, and content providers. Further, discrepancies in enforcement of existing laws may enable our lesser known competitors to aggressively interpret those laws without commensurate scrutiny, thereby affording them competitive advantages. Our competitors may also be able to innovate and provide products and services faster or more cost effectively than we can or may foresee the need for products and services before we do.
We are expanding our investment in AI across the entire company. This includes generative AI and continuing to integrate AI capabilities into our products and services. AI technology and services are highly competitive, rapidly evolving, and require significant investment, including technical infrastructure, development and operational costs, to meet the changing needs and expectations of our existing users and attract new users. Our ability to deploy certain AI technologies critical for our products and services and for our business strategy may depend on the availability and pricing of third-party equipment and other technical infrastructure operations costs, including network capacity, energy, and equipment costs. Additionally, other companies may develop AI products and technologies that are similar or superior to our technologies or more cost-effective to develop and/or deploy. Other companies may also have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI products and services.
Our financial condition and operating results may also suffer if our products and services are not responsive in a timely manner to the evolving needs and desires of our users, advertisers, publishers, customers, and content providers, or if we miscalculate those needs and desires and invest significantly in areas that fail to gain sufficient market traction. As new and existing technologies continue to develop, competitors and new entrants may be able to offer experiences that are, or that are perceived to be, substantially similar to or better than ours. These technologies could reduce usage of our products and services, and force us to compete in different ways and expend significant resources to develop and operate equal or better products and services. Competitors’ success in providing compelling products and services or in attracting and retaining users, advertisers, publishers, customers, and content providers could harm our financial condition and operating results.
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
11.

Table of Contents	Alphabet Inc.
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
We have invested significantly and expect to continue to invest significantly in our property and equipment, including our technical infrastructure, and we expect these assets to benefit our business over their estimated useful lives. Changes in facts and circumstances such as changes to ongoing business operations, changes in the planned use and utilization of assets, and/or technological advancements, could indicate a change in the period over which we expect to benefit from the asset and impact our financial condition and operating results.
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
Within Google Cloud, we devote significant resources to develop and deploy our enterprise-ready cloud services, including Google Cloud Platform and Google Workspace, and we are advancing our AI platforms and models to support these tools and technologies. We are incurring costs to build and maintain infrastructure to support cloud computing services, invest in cybersecurity, and hire talent, particularly to support and scale our sales force. At the same time, our competitors are rapidly developing and deploying cloud-based services. Pricing, including platform switching costs, are challenging across the industry, and delivery models are competitive and constantly evolving, and we may therefore not achieve our business objectives. Further, our business with financial services, healthcare, and public sector customers may present additional risks, including regulatory compliance risks. For instance, we may be subject to government audits and cost reviews, and any failure to comply or any deficiencies found may expose us to legal, financial, and/or reputational risks. Evolving laws and regulations may require us to make new capital investments, build new products, and seek partners to deliver localized services in other countries, and we may not be able to meet sovereign operating requirements.
Within Other Bets, we are investing significantly in areas such as health, life sciences, and transportation, among others. These investment areas face intense competition from large, experienced, and well-funded competitors, and our offerings, many of which involve the development of new and emerging technologies, may not be successful, or be able to compete effectively or operate at sufficient levels of profitability.
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
Our revenue growth rate could decline over time as a result of a number of factors, including changes in the devices and modalities used to access our products and services; changes in geographic mix; deceleration or declines in advertiser spending; competition; changes in customer usage and demand for our existing products and increasing demand for new technologies; decreases in the pricing of our products and services; ongoing product and policy changes; and shifts to lower priced products and services.
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
12.

Table of Contents	Alphabet Inc.
for many aspects of our business, including higher level of investment in technical infrastructure. Further, certain of our costs and expenses are generally less variable in nature and may not correlate to changes in revenue. We may also not be able to continue to execute our efficiency efforts successfully or in a timely manner. Due to these factors and the evolving nature of our business, our historical revenue growth rate and historical operating margin may not be indicative of our future performance. For additional information, see Trends in Our Business and Financial Effect and Revenues and Monetization Metrics in Part II, Item 7 of this Annual Report on Form 10-K.
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
We rely on contract manufacturers to manufacture or assemble our devices as well as servers and networking equipment used in our technical infrastructure, certain components of which we may supply. We rely on third parties to supply components and distribute our products and services. Our business could be negatively affected if we are not able to engage these companies with the necessary capabilities or capacity on reasonable terms, or if those we engage fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other material terms of our arrangements with them.
13.

Table of Contents	Alphabet Inc.
We have experienced and/or may in the future experience supply shortages, price increases, quality issues, and/or longer lead times that could negatively affect our operations, driven by raw material and/or component availability, manufacturing capacity, labor shortages, industry allocations, logistics capacity, inflation, foreign currency exchange rates, tariffs, sanctions and export controls, trade disputes and barriers, forced labor concerns, sustainability sourcing requirements, geopolitical tensions, armed conflicts, natural disasters or pandemics, the effects of climate change (such as sea level rise, drought, flooding, heat waves, wildfires and resultant air quality effects and power shutdowns associated with wildfire prevention, and increased storm severity), power and transmission availability, and significant changes in the financial or business condition of our suppliers. Some of the components we use in our technical infrastructure and our devices are available from only one or limited sources, and we may not be able to find replacement vendors on favorable terms in the event of a supply chain disruption. A significant supply interruption that affects us or our vendors could delay critical data center upgrades or expansions and delay consumer product availability.
We may enter into long-term contracts for materials and products that commit us to significant terms and conditions. We may face costs for materials and products that are not consumed due to market demand, technological change, changed consumer preferences, quality, product recalls, and warranty issues. For instance, because certain of our hardware supply contracts have volume-based pricing or minimum purchase requirements, if the volume of sales of our devices decreases or does not reach projected targets, we could face increased materials and manufacturing costs or other financial liabilities that could make our products more costly per unit to manufacture and harm our financial condition and operating results. Furthermore, certain of our competitors may negotiate more favorable contractual terms based on volume and other commitments that may provide them with competitive advantages and may affect our supply. For example, industry supply capacity for AI accelerators, including Graphics Processing Units, or GPUs, as well as our custom-built TPUs, is highly competitive and rapidly evolving. If we are unable to negotiate favorable contractual terms or our competitors claim the supply or capacity first, we may face supply constraints.
Our devices have had, and in the future may have, quality issues resulting from design, manufacturing, or operations. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. If the quality of our products and services does not meet expectations or our products or services are defective or require a recall, it could harm our business, reputation, financial condition, and operating results.
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
The availability of our products and services and fulfillment of our customer contracts depend on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage, interference, or interruption from modifications or upgrades, terrorist attacks, state-sponsored attacks, natural disasters or pandemics, geopolitical tensions or armed conflicts, export controls and sanctions, the effects of climate change (such as sea level rise, drought, flooding, heat waves, wildfires and resultant air quality effects and power shutdowns associated with wildfire prevention, and increased storm severity), power and transmission availability challenges, utility outages, telecommunications failures, computer viruses, software bugs, cyber attacks, supply-chain attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Some of our data centers are located in areas with a high risk of major earthquakes or other natural disasters. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and, in some cases, to potential disruptions resulting from problems experienced by facility operators or disruptions as a result of geopolitical tensions and conflicts happening in the area. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster or pandemic, closure of a facility, or other unanticipated problems affecting our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and have contained in the past, and may contain in the future, errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Any of these incidents could impede or prevent us from effectively offering products and providing services, which could harm our business, reputation, financial condition, and operating results.
Our international operations expose us to additional risks that could harm our business, reputation, financial condition, and operating results.
14.

Table of Contents	Alphabet Inc.
Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. International revenues accounted for approximately 51% of our consolidated revenues in 2024. In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:
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
•an evolving foreign policy landscape that could harm our revenues and could subject us to litigation, new regulatory costs and challenges (including new customer requirements), uncertainty regarding regulatory outcomes, and other liabilities under local laws that may not offer due process or clear legal precedent;
•anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting certain payments to government officials, violations of which could result in civil and criminal penalties; and
•different employee/employer relationships; different labor laws, regulations, and labor practices; and other challenges caused by distance, language, local expertise, and cultural differences, increasing the complexity of doing business in multiple jurisdictions.
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
The fair value of our debt and equity investments may in the future be, and certain investments have been in the past, negatively affected by liquidity, credit deterioration or losses, performance and financial results of the underlying entities, foreign exchange rates, changes in interest rates, the effect of new or changing regulations, the stock market in general, or other factors.
We measure certain of our non-marketable equity and debt securities, certain other instruments including stock-based compensation awards settled in the stock of Other Bet companies, and certain assets and liabilities acquired in a business combination, at fair value on a nonrecurring basis, which is inherently subjective and requires management judgment and estimation. All gains and losses on non-marketable equity securities are recognized in OI&E, which increases the volatility of our OI&E. The unrealized gains and losses or impairments we record from fair value remeasurements in any particular period may differ significantly from the gains and losses we ultimately realize on such investments.
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
People access our products and services through a growing variety of devices such as desktop computers, phones, laptops and tablets, video game consoles, voice-activated speakers, wearables (including virtual reality and augmented reality devices), automobiles, and television-streaming devices. Our products and services may be less popular on some interfaces. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not be available or may only be available with limited functionality for our users or our advertisers on these devices as a result. Some manufacturers may also elect not to include our products on their devices.
15.

Table of Contents	Alphabet Inc.
It is hard to predict the challenges we may encounter in adapting our products and services and developing competitive new products and services. We expect to continue to devote significant resources to creating and supporting products and services across multiple platforms and devices. Failing to attract and retain a substantial number of device manufacturers, suppliers, distributors, developers, and users, or failing to develop products and technologies that work well on new devices and platforms, could harm our business, financial condition, and operating results and ability to capture future business opportunities.
Issues in the development and use of AI may result in reputational harm and increased liability exposure.
Our evolving AI-related efforts may give rise to risks related to harmful content, inaccuracies, discrimination, intellectual property infringement or misappropriation, violation of rights of publicity, defamation, data privacy, cybersecurity, and other issues. As a result of these and other challenges associated with innovative technologies, our implementation of AI systems could subject us to competitive harm, regulatory action, legal liability (including under new and proposed legislation and regulations), new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm.
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
Our products and services involve the storage, handling, and transmission of proprietary and other sensitive information. Malicious software such as viruses, software bugs, theft, misuse, defects, vulnerabilities in our products and services, as well as cyber attacks, phishing schemes, and other types of security breaches expose us to a risk of loss or improper use and disclosure of such information, which could result in litigation and other potential liabilities, including regulatory fines and penalties, as well as reputational harm. Additionally, our products incorporate highly technical and complex technologies, and thus our technologies and software have contained, and are likely in the future to contain, undetected errors, bugs, and/or vulnerabilities. We continue to add new features involving AI to our offerings and internal systems, and features that rely on AI may be susceptible to unanticipated security threats as our and the market’s understanding of AI-centric security risks and protection methods continue to develop. We have in the past discovered, and may in the future discover, some errors in our software code only after we have released the code. Systems and control failures, security breaches, failure to comply with our privacy policies, and/or inadvertent disclosure of user data could result in regulatory and legal exposure, seriously harm our reputation, brand, and business, and impair our ability to attract and retain users or customers. Such incidents have occurred in the past and may continue to occur due to the scale and nature of our products and services. While there is no guarantee that such incidents will not cause significant damage, we expect to continue to expend significant resources to maintain security protections that limit the effect of bugs, theft, misuse, and security vulnerabilities or breaches.
We experience cyber attacks and other attempts to gain unauthorized access to our systems on a regular basis. Cyber attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. For example, the development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyber attacks or other security incidents, particularly where such technologies are exploited by third parties to breach our or other parties’ systems, including when such technologies are used to target our employees or impersonate members of senior management in order to gain unauthorized access to our systems. We have also seen, and will continue to see, industry-wide software supply chain vulnerabilities, which could affect our or other parties’ systems. We expect to continue to experience such incidents or vulnerabilities in the future. Our efforts to prevent security incidents and address undesirable activity on our platform may require us to spend additional resources to prepare and defend against such threats, and could also increase the risk of retaliatory attack. In addition,
16.

Table of Contents	Alphabet Inc.
we face the risk of cyber attacks by nation-states and state-sponsored actors. These attacks may target us or our customers, particularly our public sector customers (including federal, state, and local governments). Geopolitical tensions or armed conflicts, such as the ongoing conflict in the Middle East and Ukraine, may increase these risks.
We may experience security and/or privacy issues, whether due to employee or insider error or malfeasance, system errors, or vulnerabilities in our or other parties’ systems. While we may not determine some of these issues to be material at the time they occur and may remedy them quickly, there is no guarantee that these issues will not ultimately result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation, and negative publicity. There is also no guarantee that a series of related issues may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. Because the techniques used to obtain unauthorized access to, disable or degrade service provided by or otherwise sabotage systems change frequently and often are recognized only after being launched against a target, even taking all reasonable precautions, including those required by law, we have been unable in the past and may continue to be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures.
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
17.

Table of Contents	Alphabet Inc.
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
Many websites violate or attempt to violate our guidelines, including by seeking to inappropriately rank higher in search results than our search engine's assessment of their relevance and utility would rank them. Such efforts have affected, and may continue to affect, the quality of content on our platforms and lead them to display false, misleading, or undesirable content. Although English-language web spam in our search results has been reduced, and web spam in most other languages is limited, we expect web spammers will continue to seek inappropriate ways to improve their rankings. Although we continue to invest in and deploy proprietary technology to detect and prevent web spam on our platforms, there is no guarantee that our technology will always be successful, and our users may have negative experiences on our platforms if our technology fails to work as intended, which may affect our users' decisions in continuing to use our platforms. We also face other challenges from low-quality and irrelevant content websites, including content farms, which are websites that generate large quantities of low-quality content to help them improve their search rankings. We are continually launching algorithmic changes designed to detect and prevent abuse from low-quality websites, but we may not always be successful. We also face other challenges on our platforms, including violations of our content guidelines involving incidents such as attempted election interference; activities that threaten the safety and/or well-being of our users, including minors, on- or off-line; and the spreading of misinformation or disinformation.
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
Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant network capacity to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, by charging increased fees to us or our users to provide our offerings, or by providing our competitors preferential access. Some jurisdictions have adopted regulations prohibiting certain forms of discrimination by internet access providers; however, substantial uncertainty exists in the U.S. and elsewhere regarding such protections. In addition, in some jurisdictions, our products and services have been subject to government-initiated restrictions or blockages. These could harm existing key relationships, including with our users, customers, advertisers, and/or content providers, and impair our ability to attract new ones; harm our reputation; and increase costs, thereby negatively affecting our business.
Risks Related to Laws, Regulations, and Policies
We are subject to a variety of new, existing, and changing laws and regulations worldwide that could harm our business, and will likely be subject to an even broader scope of laws and regulations as we continue to expand our business.
We are subject to numerous U.S. federal and state as well as foreign laws and regulations covering a wide variety of subjects, and our introduction of new businesses, products, services, and technologies will likely continue to subject us to additional laws and regulations. In recent years, governments around the world have proposed and adopted a large number of new laws and regulations relevant to the digital economy, particularly in the areas of data privacy and security, competition, AI, and online content. The costs of compliance with these measures are high and are likely to increase in the future, including as a result of differing, and sometimes conflicting, laws and regulations.
18.

Table of Contents	Alphabet Inc.
New or changing laws and regulations, or interpretations or applications of existing laws and regulations in a manner inconsistent with our interpretations of such laws and regulations and/or our practices, have resulted in, and may continue to result in, less useful products and services, altered business models and operations, limited ability to pursue certain business practices or offer certain products and services, substantial costs, and civil or criminal liability. Examples include laws and regulations regarding:
•Competition and technology platforms’ business practices: Laws and regulations focused on large technology platforms, including the Digital Markets Act in the European Union (EU); regulations and legal settlements in the U.S., South Korea, and elsewhere that affect Google Play’s billing policies, fees, and business model; as well as litigation and new and expected regulations in a range of jurisdictions, including, among others, in the UK, Japan, and India.
•AI: Laws and regulations focused on the development, use, and provision of AI technologies and other digital products and services, which could result in monetary penalties or other regulatory actions. For example, the EU AI Act came into force on August 1, 2024, and will generally become fully applicable after a two-year transitional period (although certain obligations will take effect at an earlier or later time). The EU AI Act introduces various requirements for AI systems and models placed on the market or put into service in the EU, including specific transparency and other requirements for general purpose AI systems and the models on which those systems are based. In the U.S., there is increasing uncertainty as to the federal government's approach to AI regulation going forward, as the continued applicability of the White House's 2023 Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which lays out a framework for the U.S. government, among other things, to monitor private sector development of certain foundation models, remains subject to regulatory development. Several states are considering enacting or have already enacted regulations concerning the use of AI technologies, including those focused on consumer protection, and depending on the scope of AI regulation at the federal level, some states may move to regulate AI model development and deployment. Further, at the federal and state level, there have been various proposals (and in some cases laws enacted) addressing “deepfakes” and other AI-generated synthetic media.
•Data privacy, collection, processing, and portability: Laws and regulations further restricting the collection, processing, and/or sharing of user or advertising-related data, including privacy and data protection laws; laws affecting the processing of children's data (as discussed further below), data breach notification laws; laws limiting data transfers (including data localization laws); and laws requiring data portability (including the EU Data Act, as discussed further below).
•Copyright and other intellectual property: Copyright and related laws, including the EU Directive on Copyright in the Digital Single Market and European Economic Area transpositions, which have introduced new licensing regimes, increase liability with respect to content uploaded by users or linked to from our platforms, or create property rights in news publications that could require payments to news agencies and publishers, which may result in other regulatory actions.
•Content moderation: Various laws covering content moderation and removal, and related disclosure obligations, such as the EU's Digital Services Act, Florida’s Senate Bill 7072 and Texas’ House Bill 20, and laws and proposed legislation in Singapore, Australia, and the United Kingdom that impose penalties for failure to remove certain types of content or require disclosure of information about the operation of our services and algorithms, which may make it harder for services like Google Search and YouTube to detect and deal with low-quality, deceptive, or harmful content, or on the other hand, may impinge on the rights of free expression, which, in turn, could impact how our platforms are viewed by users. Additionally, legislators are increasingly focused on regulating online child safety, including content protections for minors under eighteen years of age. These regulations could result in our having to modify our products and services and incur additional costs to operate and monitor minors’ experiences on our products and services.
•Consumer protection: Consumer protection laws, including the EU’s New Deal for Consumers, which could result in monetary penalties and create a range of new compliance obligations.
In addition, the applicability and scope of these and other laws and regulations, as interpreted by courts, regulators, or administrative bodies, remain uncertain and could be interpreted in ways that harm our business. For example, we rely on statutory safe harbors, like those set forth in the Digital Millennium Copyright Act and Section 230 of the Communications Decency Act in the U.S. and the Digital Services Act in Europe, to protect against liability for various linking, caching, ranking, recommending, and hosting activities. Legislation or court rulings affecting these safe harbors may harm us and may impose significant operational challenges. There are legislative proposals and pending litigation in the U.S., EU, and around the world that could diminish or eliminate safe harbor protection for websites and online platforms. Our development, use, and commercialization of AI products and services (including our
19.

Table of Contents	Alphabet Inc.
implementation of AI in our offerings and internal systems) could subject us to regulatory action and legal liability, including under specific legislation regulating AI, as well as new applications of existing data protection, cybersecurity, privacy, intellectual property, and other laws.
Further, we are subject to evolving laws, regulations, policies, and international accords relating to matters beyond our core products and services, including environmental sustainability, climate change, human capital, and employment matters. In response, we have implemented robust programs, adopted reporting frameworks and principles, and announced a number of complex and ambitious goals and initiatives that may require considerable investments. We cannot guarantee that our goals and initiatives will be fully realized on the timelines we expect or at all, and projects that are completed as planned may not achieve the results we anticipate.
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
The U.S. Department of Justice (DOJ), various U.S. states, and other plaintiffs have filed, and may continue to file in the future, several antitrust lawsuits about various aspects of our business, including our advertising technologies and practices, the operation and distribution of Google Search, and the operation and distribution of the Android operating system and Play Store.
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
Also, in December 2023, a California jury delivered a verdict in Epic Games v. Google finding that Google violated antitrust laws relating to Google Play's business. The presiding judge issued a remedies decision in October 2024 that ordered a variety of alterations to our business models and operations and contractual agreements for Android and Google Play. We are appealing the verdict, but if we are unsuccessful, we could face significant expenses to implement the remedies, and such costs and alterations could harm our business, reputation, financial condition, and operating results.
Furthermore, in December 2020, several State Attorneys General, led by the Texas Attorney General, filed an antitrust lawsuit in the U.S. District Court for the Eastern District of Texas alleging that Google violated antitrust and other laws relating to its advertising technology. This case is set for trial in March 2025, and we could face significant civil penalties. In January 2023, the DOJ and several Attorneys General sued in the Eastern District of Virginia alleging similar antitrust violations relating to Google’s advertising technology. Trial in the DOJ matter concluded in September 2024 with a decision expected in early 2025. If we are unsuccessful, we could face an order on remedies that could harm our business, reputation, financial condition, and operating results.
In addition to these regulatory proceedings, private individual and collective actions that overlap with claims pursued by regulators are pending in the U.S. and in several other jurisdictions. Adverse results in these or similar future lawsuits may include awards of monetary damages and remedies that could harm our business, reputation, financial condition, and operating results.
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
20.

Table of Contents	Alphabet Inc.
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
For additional information about the ongoing material legal proceedings to which we are subject, see Legal Proceedings in Item 3 of this Annual Report on Form 10-K.
Privacy, data protection, data usage, and portability regulations are complex and rapidly evolving areas. Any failure or alleged failure to comply with these laws could harm our business, reputation, financial condition, and operating results.
Authorities around the world have adopted and are considering a number of legislative and regulatory proposals concerning data protection, data usage and portability, and encryption of user data. Additionally, the increasing adoption of AI technologies, which rely on the collection of large amounts of data and use of such data for training purposes, has led data protection authorities around the world to consider and adopt new and evolving interpretations of data protection laws, imposing specific obligations with respect to the processing of personal data, including required notices, consents, and opt-outs. Further, the increased risk of inadvertent disclosure of confidential information or personal data in connection with the utilization of AI technologies may result in stronger regulatory scrutiny, leading to legal and regulatory investigations and enforcement actions that may negatively affect our business, even if unfounded. Adverse legal rulings, legislation, or regulation have resulted in, and may continue to result in, fines and orders requiring that we change our practices, which have had and could continue to have an adverse effect on how we provide services, harming our business, reputation, financial condition, and operating results. These laws and regulations are evolving and subject to interpretation, and compliance obligations could cause us to incur substantial costs or harm the quality and operations of our products and services in ways that harm our business. Examples of these laws include:
•The EU General Data Protection Regulation and the United Kingdom General Data Protection Regulations, which apply to all of our activities conducted from an establishment in the EU or the United Kingdom, respectively, or related to products and services that we offer to EU or the United Kingdom users or customers, respectively, or the monitoring of their behavior in the EU or the UK, respectively.
•Various U.S. federal, U.S. state, and foreign privacy laws related to the processing and security of personal data, including (1) comprehensive privacy laws that provide data privacy rights (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data; (2) laws imposing obligations on businesses that collect or disclose biometric information (including, in Illinois, Texas, and Washington); (3) laws governing the collection and processing of children and minor’s data and how companies provide age appropriate online experiences (including, in the U.S., the Children’s Online Privacy Protection Act of 1998, the pending Children and Teens' Online Privacy Protection Act (COPPA 2.0), which passed the U.S. Senate in 2024, and similar U.S. state laws related to children’s privacy, such as the New York Child Data Protection Act, and the United Kingdom’s Age-Appropriate Design Code); and (4) laws regulating internet-connected devices (such as, in California, the Internet of Things Security Law).
•The EU’s Digital Markets Act, which will require in-scope companies to obtain user consent for combining data across certain products and require search engines to share anonymized data with rival companies, among other changes; and the EU Data Act, which introduces new data portability requirements with respect to connected products (i.e., ‘internet of things’ products) and related services, as well as interoperability obligations on data processing services.
21.

Table of Contents	Alphabet Inc.
Further, we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive personal data, as well as ongoing enforcement actions from supervisory authorities related to cross-border transfers of personal data. The validity of various data transfer mechanisms we currently rely upon remains subject to legal, regulatory, and political developments globally, which may require us to adapt our existing arrangements.
We face, and may continue to face, intellectual property infringement or misappropriation, violation of rights of publicity, and other claims that could be costly to defend, result in significant damage awards or other costs (including indemnification awards), and limit our ability to use certain technologies.
We, like other internet, technology, and media companies, are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights, including patent, copyright, trade secrets, and trademarks. Parties have also sought broad injunctive relief against us by filing claims in U.S. and international courts and the U.S. International Trade Commission (ITC) for exclusion and cease-and-desist orders. In addition, patent-holding companies may frequently seek to generate income from patents they have obtained by bringing claims against us. As we continue to expand our business, the number of intellectual property claims against us has increased and may continue to increase as we develop and acquire new products, services, and technologies, including AI technologies.
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
22.

Table of Contents	Alphabet Inc.
regimes. The U.S. has imposed a 1% excise tax on the fair market value of shares repurchased, which could potentially increase in the future. The Organization for Economic Cooperation and Development (OECD) is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%, on which various jurisdictions around the world have either introduced draft legislation or adopted final legislation. Our effective tax rate and cash tax payments could increase as a result of these changes.
Risks Related to Ownership of our Stock
We cannot guarantee that any share repurchase program or dividend program will be continuously active or fully consummated or will enhance long-term stockholder value, and share repurchases or dividends could increase the volatility of our stock prices and could diminish our cash reserves.
We engage in share repurchases of our Class A and Class C stock from time to time in accordance with authorizations from the Board of Directors of Alphabet. Our repurchase program does not have an expiration date and does not obligate Alphabet to repurchase any specific dollar amount or to acquire any specific number of shares. In April 2024, we announced the approval of our cash dividend program and began paying regular cash dividends to our Class A, Class B, and Class C stockholders. Any and all future cash dividends are subject to declaration by our Board of Directors in its sole discretion, and in accordance with the requirements of any applicable laws, rules, and regulations, including the Delaware General Corporation Law. Our cash dividend program does not require, and our Board of Directors may decide not to declare, a cash dividend each quarter, and does not obligate our Board of Directors to declare a dividend at any specific dollar amount per share. Any such decision by our Board of Directors may depend on a variety of factors that it may deem relevant, including but not limited to our earnings, liquidity, financial condition, other capital deployment opportunities, level of indebtedness, and general market conditions. Our share repurchases or dividends could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock.
The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.
Our Class B stock has 10 votes per share, our Class A stock has one vote per share, and our Class C stock has no voting rights. As of December 31, 2024, Larry Page and Sergey Brin beneficially owned approximately 87.4% of our outstanding Class B stock, which represented approximately 52.1% of the voting power of our outstanding common stock. Through their stock ownership, Larry and Sergey have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C stock carries no voting rights (except as required by applicable law), the issuance of the Class C stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could continue Larry and Sergey’s current relative voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. The share repurchases made pursuant to our repurchase program may also affect Larry and Sergey’s relative voting power. This concentrated control limits or severely restricts other stockholders’ ability to influence corporate matters and we may take actions that some of our stockholders do not view as beneficial, which could reduce the market price of our Class A stock and our Class C stock.
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
23.

Table of Contents	Alphabet Inc.
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
•failure to obtain required approvals on a timely basis, if at all, from governmental authorities; conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction; or investigations or litigation by governmental authorities related to our acquisitions and other strategic arrangements;
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
24.

Table of Contents	Alphabet Inc.
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
Our acquisitions and other strategic arrangements could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition and operating results. Also, the anticipated benefits or value of our acquisitions and other strategic arrangements may not materialize. In connection with our divestitures and certain other strategic arrangements, we have agreed, and may in the future agree, to provide indemnification for certain potential liabilities, which could harm our financial condition and operating results.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.     CYBERSECURITY
We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. For example, some risks include our software supply chain and other third-party dependencies, vulnerabilities in our products and services, theft of our intellectual property, and attempts to compromise our infrastructure. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from multiple external experts and internal threat intelligence teams. Teams of dedicated privacy, safety, and security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. These teams comprise professionals with deep cybersecurity expertise across multiple industries and are led by our Vice President of Privacy, Safety, and Security Engineering, who has 20 years of experience, including roles in technology infrastructure for two other large public companies. Our executive leadership team, along with input from the above teams, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.
As part of our cybersecurity risk management system, our incident management teams track and log privacy and security incidents across Alphabet, our vendors, and other third-party service providers to remediate and resolve any such incidents. Significant incidents are reviewed regularly by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is promptly escalated for further assessment, and then reported to designated members of our senior management. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior
25.

Table of Contents	Alphabet Inc.
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
26.

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
Holders of Record
As of December 31, 2024, there were approximately 7,743 and 1,671 stockholders of record of our Class A stock and Class C stock, respectively. Because many of our shares of Class A stock and Class C stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2024, there were approximately 57 stockholders of record of our Class B stock.
Dividend Program
Dividend payments to stockholders of Class A, Class B, and Class C shares were $3.5 billion, $519 million, and $3.3 billion, respectively, for the year ended December 31, 2024. The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion. We regularly evaluate our cash and capital structure, including the size, pace, and form of capital return to stockholders.
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended December 31, 2024:

Period	Total Number of Class A Shares Purchased (in thousands)(1)	Total Number of Class C Shares Purchased (in thousands)(1)	Average Price Paid per Class A Share(2)	Average Price Paid per Class C Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1 - 31	5,792	30,080	$167.66	$168.84	35,872	$53,699
November 1 - 30	4,325	22,450	$174.97	$175.98	26,775	$49,023
December 1 - 31	3,559	19,572	$187.07	$187.52	23,131	$44,704
Total	13,676	72,102			85,778
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

27.

Table of Contents	Alphabet Inc.
Stock Performance Graphs
The graph below matches Alphabet Inc. Class A's cumulative five-year total stockholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019, to December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE 5-YEAR TOTAL RETURN*
ALPHABET INC. CLASS A COMMON STOCK
Among Alphabet Inc., the S&P 500 Index, the
NASDAQ Composite Index, and the RDG Internet Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Alphabet Inc. Class A
S&P 500
NASDAQ Composite
RDG Internet Composite

*$100 invested on December 31, 2019, in stock or index, including reinvestment of dividends.
Copyright© 2025 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
28.

Table of Contents	Alphabet Inc.
The graph below matches Alphabet Inc. Class C's cumulative five-year total stockholder return on capital stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our Class C capital stock and in each index (with the reinvestment of all dividends) from December 31, 2019, to December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE 5-YEAR TOTAL RETURN*
ALPHABET INC. CLASS C CAPITAL STOCK
Among Alphabet Inc., the S&P 500 Index, the
NASDAQ Composite Index, and the RDG Internet Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Alphabet Inc. Class C
S&P 500
NASDAQ Composite
RDG Internet Composite

*$100 invested on December 31, 2019, in stock or in index, including reinvestment of dividends.
Copyright© 2025 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
ITEM 6.[Reserved]
29.

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
The following section generally discusses 2024 results compared to 2023 results. Discussion of 2023 results compared to 2022 results to the extent not included in this report can be found in Item 7 of our 2023 Annual Report on Form 10-K.
Understanding Alphabet’s Financial Results
Alphabet is a collection of businesses — the largest of which is Google. We report Google in two segments, Google Services and Google Cloud; we also report all non-Google businesses collectively as Other Bets. For further details on our segments, see Part I, Item 1 Business and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Trends in Our Business and Financial Effect
The following long-term trends have contributed to the results of our consolidated operations, and we anticipate that they will continue to affect our future results:
•Users' behaviors and advertising continue to shift online as the digital economy evolves.
The continuing evolution of the online world has contributed to the growth of our business and our revenues since inception. We expect that this evolution will continue to benefit our business and our revenues, although at a slower pace than we have experienced historically. In addition, we face increasing competition for user engagement and advertisers, including from other developers and providers of AI products and services, which may affect our revenues.
•Users continue to access our products and services using diverse devices and modalities, which allows for new advertising formats that may benefit our revenues but adversely affect our margins.
Our users are accessing our products and services via diverse devices and modalities beyond traditional desktop, such as smartphones, wearables, connected TVs, and smart home devices, and want to be able to be connected no matter where they are or what they are doing. We are focused on expanding our products and services to stay in front of these trends in order to maintain and grow our business.
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
As interactions between users and advertisers change, and as online user behavior evolves, for example with AI, we continue to expand our product offerings to serve these changing needs, which may affect monetization of our products and services. We expect to continue to incorporate AI innovations into our products, such as AI in Search, that could affect our monetization trends. When developing new products and services we generally focus first on user experience and then on monetization.
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
30.

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
We continue to make significant research and development investments in areas of strategic focus as we seek to develop new, innovative offerings, improve our existing offerings, and rapidly and responsibly deploy AI across our businesses. We also expect to increase, relative to 2024, our investment in our technical infrastructure, including servers, network equipment, and data centers, to support the growth of our business and our long-term initiatives, in particular in support of AI products and services. In addition, acquisitions and strategic investments remain important elements in our use of capital and contribute to the breadth and depth of our offerings, expand our expertise in engineering and other functional areas, and build strong partnerships around strategic initiatives.
•We continue to face an evolving regulatory environment, and we are subject to claims, lawsuits, investigations, and other forms of potential legal liability, which could affect our business practices and financial results.
Changes in social, political, economic, tax, and regulatory conditions or in laws and policies governing a wide range of topics and related legal matters, including investigations, lawsuits, and regulatory actions, have resulted in fines and caused us to change our business practices. As these global trends continue, our cost of doing business may increase, our products and services may become less useful, our ability to pursue certain business practices or offer certain products or services may be limited, and we may need to change our business models and operations to comply with evolving regulatory and legal matters. For additional information, see Part I, Item 1A Risk Factors and Legal Matters in Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Revenues and Monetization Metrics
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure, platform services, and applications; sales of other products and services, such as fees received for subscription-based products, apps and in-app purchases, and devices. For additional information on how we recognize revenue, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
In addition to the long-term trends and their financial effect on our business discussed above, fluctuations in our revenues have been and may continue to be affected by a combination of factors, including:
•changes in foreign currency exchange rates;
•changes in pricing, such as those resulting from changes in fee structures, discounts, and customer incentives;
•general economic conditions and various external dynamics, including geopolitical events, regulations, and other measures and their effect on advertiser, consumer, and enterprise spending;
•new product, service, and market launches; and
31.

Table of Contents	Alphabet Inc.
•seasonality.
Additionally, fluctuations in our revenues generated from advertising ("Google advertising"), other sources ("Google subscriptions, platforms, and devices"), Google Cloud, and Other Bets have been, and may continue to be, affected by other factors unique to each set of revenues, as described below.
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
•platforms, which primarily include revenues from Google Play sales of apps and in-app purchases;
•devices, which primarily include sales of the Pixel family of devices; and
•other products and services.
32.

Table of Contents	Alphabet Inc.
Fluctuations in our Google subscriptions, platforms, and devices revenues have been, and may continue to be, affected by factors in addition to the general factors described above, such as changes in customer usage and demand, number of subscribers, and the timing of product launches.
Google Cloud
Google Cloud revenues are comprised of the following:
•Google Cloud Platform, which generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as AI offerings including our AI infrastructure, Vertex AI platform, and Gemini for Google Cloud; cybersecurity; and data and analytics;
•Google Workspace, which includes subscriptions for cloud-based communication and collaboration tools for enterprises, such as Calendar, Gmail, Docs, Drive, and Meet, with integrated features like Gemini for Google Workspace; and
•other enterprise services.
Fluctuations in our Google Cloud revenues have been, and may continue to be, affected by factors in addition to the general factors described above, such as changes in customer usage and demand.
Other Bets
Revenues from Other Bets are generated primarily from the sale of healthcare-related services, and internet services.
Costs and Expenses
Our cost structure has two components: cost of revenues and operating expenses. Our operating expenses include costs related to R&D, sales and marketing, and general and administrative functions. Certain of our costs and expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to changes in revenue. Additionally, fluctuations in employee compensation expenses may not directly correlate with changes in headcount, due to factors such as annual stock-based compensation (SBC) awards that generally vest over four years.
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
•Other cost of revenues primarily includes:
◦content acquisition costs, which are payments to content providers from whom we license video and other content for distribution, primarily related to YouTube (we pay fees to these content providers based on revenues generated, subscriber counts, or a flat fee);
◦depreciation expense related to our technical infrastructure;
◦employee compensation expenses related to our technical infrastructure and other operations such as content review and customer and product support;
◦inventory and other costs related to the devices we sell; and
◦other technical infrastructure operations costs, including network capacity, energy, and equipment costs.
TAC as a percentage of revenues generated from ads placed on Google Network properties are significantly higher than TAC as a percentage of revenues generated from ads placed on Google Search & other properties, because most of the advertiser revenues from ads served on Google Network properties are paid as TAC to our Google Network partners.
Operating Expenses
33.

Table of Contents	Alphabet Inc.
Operating expenses are generally incurred during our normal course of business, which we categorize as either R&D, sales and marketing, or general and administrative.
The main components of our R&D expenses are:
•depreciation;
•employee compensation expenses for engineering and technical employees responsible for R&D related to our existing and new products and services; and
•third-party services fees primarily relating to consulting and outsourced services in support of our engineering and product development efforts.
The main components of our sales and marketing expenses are:
•employee compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions; and
•spend relating to our advertising and promotional activities in support of our products and services.
The main components of our general and administrative expenses are:
•employee compensation expenses for employees in finance, human resources, information technology, legal, and other administrative support functions;
•expenses relating to legal and other matters, including certain fines and settlements; and
•third-party services fees, including audit, consulting, outside legal, and other outsourced administrative services.
Other Income (Expense), Net
OI&E, net primarily consists of interest income (expense), the effect of foreign currency exchange gains (losses), net gains (losses) and impairment on our marketable and non-marketable securities, performance fees, and income (loss) and impairment from our equity method investments.
For additional information, including how we account for our investments and factors that can drive fluctuations in the value of our investments, see Note 1 and Note 3 of the Notes to Consolidated Financial Statements included in Item 8 as well as Item 7A Quantitative and Qualitative Disclosures About Market Risk of this Annual Report on Form 10-K.
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
34.

Table of Contents	Alphabet Inc.
Executive Overview
The following table summarizes our consolidated financial results (in millions, except for per share information and percentages):

	Year Ended December 31,
	2023	2024	$ Change	% Change
Consolidated revenues	$307,394	$350,018	$42,624	14%
Change in consolidated constant currency revenues(1)				15%

Cost of revenues	$133,332	$146,306	$12,974	10%
Operating expenses	$89,769	$91,322	$1,553	2%

Operating income	$84,293	$112,390	$28,097	33%
Operating margin	27%	32%		5%

Other income (expense), net	$1,424	$7,425	$6,001	421%

Net income	$73,795	$100,118	$26,323	36%
Diluted EPS(2)	$5.80	$8.04	$2.24	39%
(1)    See "Use of Non-GAAP Constant Currency Information" below for details relating to our use of constant currency information.
(2)    For additional information on the calculation of diluted EPS, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
•Revenues were $350.0 billion, an increase of 14% year over year, primarily driven by an increase in Google Services revenues of $32.4 billion, or 12%, and an increase in Google Cloud revenues of $10.1 billion, or 31%.
•Total constant currency revenues, which exclude the effect of hedging, increased 15% year over year.
•Cost of revenues was $146.3 billion, an increase of 10% year over year, primarily driven by increases in content acquisition costs, TAC, and depreciation expense.
•Operating expenses were $91.3 billion, an increase of 2% year over year, primarily driven by increases in depreciation expense, employee compensation expenses, and third-party services fees. These increases were partially offset by reductions in charges related to legal and other matters and charges related to our office space optimization efforts. The overall increase in employee compensation expenses was partially offset by a reduction in employee severance and related charges.
Other Information:
•Dividend payments to stockholders of Class A, Class B, and Class C shares, which were first paid in June 2024, were $3.5 billion, $519 million, and $3.3 billion, respectively, totaling $7.4 billion for the year ended December 31, 2024. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
•Repurchases of Class A and Class C shares were $11.9 billion and $50.2 billion, respectively, totaling $62.0 billion for the year ended December 31, 2024. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
•Employee severance and related charges for the year ended December 31, 2024 were $1.0 billion, a decrease of $1.1 billion as compared to the year ended December 31, 2023. Office space charges, including accelerated rent and accelerated depreciation, for the year ended December 31, 2024 were $796 million, a decrease of $1.3 billion as compared to the year ended December 31, 2023. Substantially all of these charges were included in Alphabet-level activities.
•Operating cash flow was $125.3 billion for the year ended December 31, 2024.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $52.5 billion for the year ended December 31, 2024.
•As of December 31, 2024, we had 183,323 employees.
35.

Table of Contents	Alphabet Inc.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Year Ended December 31,
	2023	2024
Google Search & other	$175,033	$198,084
YouTube ads	31,510	36,147
Google Network	31,312	30,359
Google advertising	237,855	264,590
Google subscriptions, platforms, and devices	34,688	40,340
Google Services total	272,543	304,930
Google Cloud	33,088	43,229
Other Bets	1,527	1,648
Hedging gains (losses)	236	211
Total revenues	$307,394	$350,018
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $23.1 billion from 2023 to 2024. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.
YouTube ads
YouTube ads revenues increased $4.6 billion from 2023 to 2024. The growth was driven by our brand advertising products followed by our direct response advertising products, both of which benefited from increased spending by our advertisers.
Google Network
Google Network revenues decreased $953 million from 2023 to 2024, primarily driven by a decrease in Google Ad Manager and AdMob revenues. Additionally, Google Network revenues were adversely affected by changes in foreign currency exchange rates.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from 2023 to 2024:

Google Search & other
Paid clicks change	5%
Cost-per-click change	7%
Google Network
Impressions change	(11)%
Cost-per-impression change	10%
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
36.

Table of Contents	Alphabet Inc.
Google subscriptions, platforms, and devices
Google subscriptions, platforms, and devices revenues increased $5.7 billion from 2023 to 2024. The growth was primarily driven by an increase in subscription revenues, largely from growth in the number of paid subscribers for YouTube services followed by Google One.
Google Cloud
Google Cloud revenues increased $10.1 billion from 2023 to 2024 primarily driven by growth in Google Cloud Platform largely from infrastructure services.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Year Ended December 31,
	2023	2024
United States	47%	49%
EMEA	30%	29%
APAC	17%	16%
Other Americas	6%	6%
Hedging gains (losses)	0%	0%
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
37.

Table of Contents	Alphabet Inc.
The following table presents the foreign currency exchange effect on international revenues and total revenues (in millions, except percentages):

			Year Ended December 31, 2024
					% Change from Prior Period
	Year Ended December 31,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2023	2024
United States	$146,286	$170,447	$0	$170,447	17%		0%	17%
EMEA	91,038	102,127	41	102,086	12%		0%	12%
APAC	51,514	56,815	(1,369)	58,184	10%		(3)%	13%
Other Americas	18,320	20,418	(1,608)	22,026	11%		(9)%	20%
Revenues, excluding hedging effect	307,158	349,807	(2,936)	352,743	14%		(1)%	15%
Hedging gains (losses)	236	211
Total revenues(1)	$307,394	$350,018		$352,743	14%	0%	(1)%	15%
(1)Total constant currency revenues of $352.7 billion for 2024 increased $45.6 billion compared to $307.2 billion in revenues, excluding hedging effect, for 2023.
EMEA revenue growth was not materially affected by changes in foreign currency exchange rates, as the effect of the U.S. dollar strengthening relative to the Turkish lira was offset by the U.S. dollar weakening relative to the British pound and the euro.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Argentine peso and the Brazilian real.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Year Ended December 31,
	2023	2024
TAC	$50,886	$54,900
Other cost of revenues	82,446	91,406
Total cost of revenues	$133,332	$146,306
Total cost of revenues as a percentage of revenues	43%	42%
Cost of revenues increased $13.0 billion from 2023 to 2024 due to an increase in other cost of revenues and TAC of $9.0 billion and $4.0 billion, respectively.
The increase in TAC from 2023 to 2024 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 21.4% to 20.7% from 2023 to 2024 primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rate on Google Search & other revenues increased from 2023 to 2024 primarily due to increases related to mobile searches, which carries higher TAC because more mobile searches are channeled through paid access points. The TAC rate on Google Network revenues was substantially consistent from 2023 to 2024.
The increase in other cost of revenues from 2023 to 2024 was primarily due to increases in content acquisition costs, largely for YouTube, depreciation expense, and other technical infrastructure operations costs.
Research and Development
The following table presents R&D expenses (in millions, except percentages):
38.

Table of Contents	Alphabet Inc.

	Year Ended December 31,
	2023	2024
Research and development expenses	$45,427	$49,326
Research and development expenses as a percentage of revenues	15%	14%
R&D expenses increased $3.9 billion from 2023 to 2024, primarily driven by increases in employee compensation expenses of $1.5 billion, depreciation expense of $1.4 billion, and third-party services fees of $698 million, partially offset by a reduction in charges related to our office space optimization efforts of $640 million. The increase in employee compensation expenses was primarily driven by a $1.3 billion increase in SBC expenses, which includes the reduction in valuation-based compensation liabilities related to certain Other Bets recognized in the prior year comparable period, partially offset by a $537 million decrease in severance and related charges.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Year Ended December 31,
	2023	2024
Sales and marketing expenses	$27,917	$27,808
Sales and marketing expenses as a percentage of revenues	9%	8%
Sales and marketing expenses decreased $109 million from 2023 to 2024, due to a combination of factors, none of which were individually significant.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Year Ended December 31,
	2023	2024
General and administrative expenses	$16,425	$14,188
General and administrative expenses as a percentage of revenues	5%	4%
General and administrative expenses decreased $2.2 billion from 2023 to 2024, primarily driven by a reduction in charges related to legal and other matters of $1.3 billion and a decrease in employee compensation expenses of $285 million, primarily due to a decrease in average headcount, in addition to a combination of factors, none of which were individually significant.
Segment Profitability
We report our segment results as Google Services, Google Cloud, and Other Bets. Additionally, certain costs are not allocated to our segments because they represent Alphabet-level activities. For further details on our segments, see Part I, Item 1 Business and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The following table presents segment operating income (loss) (in millions).

	Year Ended December 31,
	2023	2024
Operating income (loss):
Google Services	$95,858	$121,263
Google Cloud	1,716	6,112
Other Bets	(4,095)	(4,444)
Alphabet-level activities(1)	(9,186)	(10,541)
Total income from operations	$84,293	$112,390
(1)In addition to the costs included in Alphabet-level activities, hedging gains (losses) related to revenue were $236 million and $211 million in 2023 and 2024, respectively. For the years ended December 31, 2023 and 2024, Alphabet-level activities included substantially all of the charges related to employee severance and our office space charges.
39.

Table of Contents	Alphabet Inc.
Google Services
Google Services operating income increased $25.4 billion from 2023 to 2024. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in content acquisition costs and TAC. Additionally, a reduction in employee compensation expenses contributed to the increase in operating income.
Google Cloud
Google Cloud operating income increased $4.4 billion from 2023 to 2024. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in usage costs for technical infrastructure as well as employee compensation expenses, largely driven by headcount growth.
Other Bets
Other Bets operating loss increased $349 million from 2023 to 2024. The increase in operating loss was primarily due to an increase in expenses, largely driven by employee compensation expenses in addition to a combination of factors, none of which were individually significant. The increase in employee compensation expenses was primarily as a result of the reduction in valuation-based compensation liabilities related to certain Other Bets recognized in the prior year comparable period.
Other Income (Expense), Net
The following table presents OI&E, (in millions):

	Year Ended December 31,
	2023	2024
Interest income	$3,865	$4,482
Interest expense	(308)	(268)
Foreign currency exchange gain (loss), net	(1,238)	(409)
Gain (loss) on debt securities, net	(1,215)	(1,043)
Gain (loss) on equity securities, net	392	3,714
Performance fees	257	218
Income (loss) and impairment from equity method investments, net	(628)	(188)
Other	299	919
Other income (expense), net	$1,424	$7,425
OI&E, net increased $6.0 billion from 2023 to 2024 primarily due to an increase in net gains on equity securities and a decrease in net losses on foreign currency exchange. The net gains on equity securities were primarily due to net unrealized gains on non-marketable equity securities driven by fair value adjustments related to observable transactions, partially offset by a decrease in net unrealized gains on marketable equity securities due to market-driven changes. Foreign currency exchange net losses decreased compared to the prior year primarily due to prior year losses in unhedged currencies.
In January 2025, we recognized an $8.0 billion unrealized gain on our non-marketable equity securities related to our investment in a private company. The unrealized gain reflects an increase in the fair value measurement of our investment following an observable transaction in January 2025.
For additional information, see Note 3 and Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Year Ended December 31,
	2023	2024
Income before provision for income taxes	$85,717	$119,815
Provision for income taxes	$11,922	$19,697
Effective tax rate	13.9%	16.4%
The effective tax rate increased from 2023 to 2024. This increase was primarily due to a one-time adjustment for tax rule changes issued by the Internal Revenue Service (IRS) that affected the 2023 rate related to U.S. federal foreign tax credits, as well as a separate rule change with guidance on the capitalization and amortization of R&D
40.

Table of Contents	Alphabet Inc.
expenses. Additionally, a decrease in the 2024 U.S. federal Foreign Derived Intangible Income tax deduction contributed to an increase in the effective tax rate. These factors were partially offset by an increase in stock-based compensation-related tax benefits in 2024.
The OECD is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Some countries have already implemented the legislation effective January 1, 2024, and we expect others to follow, however this did not have a material effect on our income tax provision for the 2024 fiscal year.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of December 31, 2024, we had $95.7 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents our cash flows (in millions):

	Year Ended December 31,
	2023	2024
Net cash provided by operating activities	$101,746	$125,299
Net cash used in investing activities	$(27,063)	$(45,536)
Net cash used in financing activities	$(72,093)	$(79,733)
Cash Provided by Operating Activities
Our largest source of cash provided by operations are advertising revenues generated by Google Search & other properties, Google Network properties, and YouTube properties. In Google Services, we also generate cash through consumer subscriptions, the sale of apps and in-app purchases, and devices. In Google Cloud, we generate cash through consumption-based fees and subscriptions for infrastructure, platform, applications, and other cloud services.
Our primary uses of cash from operating activities include payments to distribution and Google Network partners, to employees for compensation, and to content providers. Other uses of cash from operating activities include payments to suppliers for devices, to tax authorities for income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased from 2023 to 2024 due to an increase in cash received from customers, partially offset by an increase in cash payments for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from 2023 to 2024 primarily due to an increase in purchases of property and equipment and purchases of marketable securities, partially offset by increases in maturities and sales of marketable securities. The increase in purchases of property and equipment is primarily driven by investments in technical infrastructure.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, payment of dividends, and repayments of debt.
Net cash used in financing activities increased from 2023 to 2024 due to dividend payments and net payments related to stock-based award activities, partially offset by an increase in proceeds from issuance of debt, net of repayments.
41.

Table of Contents	Alphabet Inc.
Liquidity and Material Cash Requirements
We expect existing cash, cash equivalents, short-term marketable securities, and cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months, and thereafter for the foreseeable future.
Capital Expenditures and Leases
We make investments in land, buildings, and servers and network equipment through purchases of property and equipment and lease arrangements to provide capacity for the growth of our services and products.
Capital Expenditures
Our capital investments in property and equipment consist primarily of the following major categories:
•technical infrastructure, which consists of our investments in servers and network equipment for computing, storage, and networking requirements for ongoing business activities, including AI, and data center land and building construction; and
•office facilities, ground-up development projects, and building improvements (also referred to as "fit-outs").
Assets not yet in service are those that are not ready for our intended use, including assets in the process of construction or assembly, and consists primarily of technical infrastructure. The time frame from date of purchase to placement in service of these assets may extend from months to years. For example, our data center construction projects are generally multi-year projects with multiple phases, where we acquire land and buildings, construct buildings, and secure and install servers and network equipment.
During the years ended December 31, 2023 and 2024, we spent $32.3 billion and $52.5 billion on capital expenditures, respectively. We expect to increase, relative to 2024, our investment in our technical infrastructure, including servers, network equipment, and data centers, to support the growth of our business and our long-term initiatives, in particular in support of AI products and services. Depreciation of our property and equipment commences when the deployment of such assets are completed and are ready for our intended use. For the years ended December 31, 2023 and 2024, our depreciation on property and equipment was $11.9 billion and $15.3 billion, respectively.
Leases
For the years ended December 31, 2023 and 2024, we recognized additional operating lease assets of $2.9 billion and $2.5 billion, and additional finance lease assets of $564 million and $313 million, respectively. As of December 31, 2024, the amount of total future lease payments under operating leases, which had a weighted average remaining lease term of 7.8 years, was $17.0 billion, of which $3.2 billion is short-term, and total future lease payments under finance leases, which had a weighted average remaining lease term of 10.4 years, was $1.9 billion, of which $257 million is short-term. As of December 31, 2024, we have entered into leases that have not yet commenced with future short-term and long-term lease payments of $773 million and $6.5 billion, respectively, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2025 and 2028 with non-cancelable lease terms of one to 25 years.
For the years ended December 31, 2023 and 2024, our operating lease expenses (including variable lease costs) were $4.5 billion and $4.7 billion, respectively. Finance lease costs were $504 million and $444 million for the years ended December 31, 2023 and 2024, respectively. For additional information, see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2024, we had $2.3 billion of short-term commercial paper outstanding.
As of December 31, 2024, we had senior unsecured notes outstanding with a total carrying value of $11.9 billion with short-term and long-term future interest payments of $197 million and $3.4 billion, respectively.
As of December 31, 2024, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2025 and $6.0 billion expiring in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts have been borrowed under the credit facilities. For additional information, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Share Repurchase Program
During 2024, we repurchased and subsequently retired 379 million shares for $62.0 billion.
In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of December 31, 2024, $44.7 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Year Ended December 31, 2023		Year Ended December 31, 2024
	Shares	Amount	Shares	Amount
Class A share repurchases	78	$9,316	73	$11,855
Class C share repurchases	450	52,868	306	50,192
Total share repurchases(1)	528	$62,184	379	$62,047

(1) Shares repurchased include unsettled repurchases.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Dividend Program
During the year ended December 31, 2024 total cash dividends, which were first paid in June 2024, were $3.5 billion, $519 million, and $3.3 billion for Class A, Class B, and Class C shares, respectively.
The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.
European Commission Fines
In 2017, 2018, and 2019, the European Commission (EC) announced decisions that certain actions taken by Google infringed European competition law and imposed fines of €2.4 billion ($2.7 billion as of June 27, 2017), €4.3 billion ($5.1 billion as of June 30, 2018), and €1.5 billion ($1.7 billion as of March 20, 2019), respectively.
In September 2022, the General Court affirmed the EC decision but reduced the 2018 fine from €4.3 billion to €4.1 billion. We subsequently appealed the General Court's affirmation of the EC decision with the European Court of Justice, which remains pending.
In September 2024, the European Court of Justice rejected our appeal of the 2017 decision and upheld the €2.4 billion fine. In the third quarter of 2024, we made a cash payment of $3.0 billion for the 2017 shopping fine.
In September 2024, the EU's General Court overturned the 2019 decision and annulled the €1.5 billion fine. The EC has appealed the General Court's decision to the European Court of Justice.
We included the outstanding EC fines, including any under appeal, in accrued expenses and other current liabilities on our Consolidated Balance Sheets. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Taxes
As of December 31, 2024, we had income taxes payable of $2.7 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act, which is due in 2025. We also had long-term taxes payable of $8.8 billion primarily related to uncertain tax positions as of December 31, 2024.
Purchase Commitments and Other Contractual Obligations
As of December 31, 2024, we had material purchase commitments and other contractual obligations of $55.4 billion, of which $32.5 billion was short-term. These amounts primarily consist of purchase orders for certain technical infrastructure as well as the non-cancelable portion or the minimum cancellation fee in certain agreements related to commitments to purchase licenses, including content licenses, inventory, and network capacity. For those agreements
43.

Table of Contents	Alphabet Inc.
with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of December 31, 2024. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For more information related to our content licenses, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Property and Equipment
We assess the reasonableness of the useful lives of our property and equipment periodically as well as when other changes occur, such as when there are changes to ongoing business operations, changes in the planned use and utilization of assets, or technological advancements, that could indicate a change in the period over which we expect to benefit from the asset.
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
44.

Table of Contents	Alphabet Inc.
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
Loss Contingencies
We are subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and consent orders involving competition, intellectual property, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
We use foreign currency forward and option contracts to offset the foreign exchange risk on monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These forward and option contracts reduce, but do not entirely eliminate, the effect of foreign currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on these assets and liabilities are recorded in OI&E, which are offset by the gains and losses on the forward and option contracts.
If an adverse 10% foreign currency exchange rate change was applied to net monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would have resulted in an adverse effect on income before income taxes of approximately $503 million and $135 million as of December 31, 2023 and 2024, respectively, after consideration of the effect of foreign exchange contracts in place for the years ended December 31, 2023 and 2024.
We use foreign currency forward and option contracts, including collars (an option strategy comprised of a combination of purchased and written options) to protect forecasted U.S. dollar-equivalent earnings from changes in foreign currency exchange rates. When the U.S. dollar strengthens, gains from foreign currency forward and option contacts reduce the foreign currency losses related to our earnings. When the U.S. dollar weakens, losses from foreign currency forward and option contracts offset the foreign currency gains related to our earnings. These hedging contracts reduce, but do not entirely eliminate, the effect of foreign currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. We reflect the gains and losses of foreign currency spot rate changes as a component of accumulated other comprehensive income (AOCI) and subsequently reclassify them into revenues to offset the hedged exposures as they occur.
If the U.S. dollar weakened by 10% as of December 31, 2023 and 2024, the amount recorded in AOCI related to our cash flow hedges before tax effect would have been approximately $1.5 billion and $1.6 billion lower as of
45.

Table of Contents	Alphabet Inc.
December 31, 2023 and 2024, respectively. The change in the value recorded in AOCI would be expected to offset a corresponding foreign currency change in forecasted hedged revenues when recognized.
We use foreign exchange forward contracts designated as net investment hedges to hedge the foreign currency risks related to investment in foreign subsidiaries. These forward contracts serve to offset the foreign currency translation risk from our foreign operations.
If the U.S. dollar weakened by 10%, the amount recorded in cumulative translation adjustment (CTA) within AOCI related to our net investment hedges before tax effect would have been approximately $946 million and $660 million lower as of December 31, 2023 and 2024, respectively. The change in value recorded in CTA would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries.
Interest Rate Risk
Our Corporate Treasury investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity. We invest primarily in debt securities, including government bonds, corporate debt securities, mortgage-backed and asset-backed securities, money market and other funds, time deposits, and interest rate derivatives. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Unrealized gains and losses on our marketable debt securities are primarily due to interest rate fluctuations as compared to interest rates at the time of purchase. For certain fixed and variable rate debt securities, we have elected the fair value option for which changes in fair value are recorded in OI&E. We measure securities for which we have not elected the fair value option at fair value with gains and losses recorded in AOCI until the securities are sold, less any expected credit losses.
We use value-at-risk (VaR) analysis to determine the potential effect of fluctuations in interest rates on the value of our investment portfolio. The VaR is the expected loss in fair value, for a given confidence interval, for our investment portfolio due to adverse movements in interest rates. We use a variance/covariance VaR model with 95% confidence interval. The estimated one-day loss in fair value of our investment portfolio as of December 31, 2023 and 2024 are shown below (in millions):

	As of December 31,		12-Month Average As of December 31,
	2023	2024	2023	2024
Risk category - interest rate	$296	$208	$271	$230
Actual future gains and losses associated with our investment portfolio may differ materially from the sensitivity analyses performed as of December 31, 2023 and 2024 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates and our actual exposures and positions. VaR analysis is not intended to represent actual losses but is used as a risk estimation.
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
We record marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values, of which publicly traded stocks and mutual funds are subject to market price volatility, and represent $6.0 billion and $5.1 billion of our investments as of December 31, 2023 and 2024, respectively. A hypothetical adverse price change of 10% on our December 31, 2024 balance would decrease the fair value of marketable equity securities by $508 million. From time to time, we may enter into derivatives to hedge the market price risk on certain of our marketable equity securities.
Our non-marketable equity securities not accounted for under the equity method are primarily adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). The fair value measured at the time of the observable transaction is not necessarily an indication of the current fair value as of the balance sheet date. These investments, especially those that are in the early stages, are inherently risky because the technologies or products these companies have under development are typically in the early phases and may never materialize, and they may experience a decline in financial condition, which could result in a loss of a substantial part of our investment in these companies. Valuations of our equity investments in private companies are inherently more complex due to the lack of readily available market data and
46.

Table of Contents	Alphabet Inc.
observable transactions at lower valuations could result in significant losses. In addition, global economic conditions could result in additional volatility. The success of our investment in any private company is also typically dependent on the likelihood of our ability to realize appreciation in the value of investments through liquidity events such as public offerings, acquisitions, private sales or other market events. Changes in the valuation of non-marketable equity securities may not directly correlate with changes in valuation of marketable equity securities. As of December 31, 2023 and 2024, the carrying value of our non-marketable equity securities, which were accounted for under the measurement alternative, was $28.8 billion and $35.5 billion, respectively.
The carrying values of our equity method investments, which totaled approximately $1.7 billion and $2.0 billion as of December 31, 2023 and 2024, respectively, generally do not fluctuate based on market price changes. However, these investments could be impaired if the carrying value exceeds the fair value and is not expected to recover.
For additional information about our equity investments, see Note 1 and Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
47.

Table of Contents	Alphabet Inc.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Alphabet Inc.

48.

Table of Contents	Alphabet Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Alphabet Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alphabet Inc. (the Company) as of December 31, 2023 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 4, 2025 expressed an unqualified opinion thereon.
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
49.

Table of Contents	Alphabet Inc.
Loss Contingencies

Description of the Matter
The Company is subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and orders involving competition, intellectual property, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by its users, goods and services offered by advertisers or publishers using their platforms, personal injury, and other matters. As described in Note 10 to the consolidated financial statements “Commitments and Contingencies” such claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and orders could result in adverse consequences.

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

Our audit procedures included gaining an understanding of previous rulings and the status of ongoing lawsuits, reviewing letters from internal and external legal counsel addressing the matters, meeting with internal legal counsel to discuss the allegations, and obtaining a representation letter from management on these matters. We also evaluated the Company’s disclosures in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1999.

San Jose, California
February 4, 2025

50.

Table of Contents	Alphabet Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Alphabet Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Alphabet Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alphabet Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 4, 2025 expressed an unqualified opinion thereon.
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
February 4, 2025

51.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31,
	2023	2024
Assets
Current assets:
Cash and cash equivalents	$24,048	$23,466
Marketable securities	86,868	72,191
Total cash, cash equivalents, and marketable securities	110,916	95,657
Accounts receivable, net	47,964	52,340
Other current assets	12,650	15,714
Total current assets	171,530	163,711
Non-marketable securities	31,008	37,982
Deferred income taxes	12,169	17,180
Property and equipment, net	134,345	171,036
Operating lease assets	14,091	13,588
Goodwill	29,198	31,885
Other non-current assets	10,051	14,874
Total assets	$402,392	$450,256
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,493	$7,987
Accrued compensation and benefits	15,140	15,069
Accrued expenses and other current liabilities	46,168	51,228
Accrued revenue share	8,876	9,802
Deferred revenue	4,137	5,036
Total current liabilities	81,814	89,122
Long-term debt	11,870	10,883
Income taxes payable, non-current	8,474	8,782
Operating lease liabilities	12,460	11,691
Other long-term liabilities	4,395	4,694
Total liabilities	119,013	125,172
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,460 (Class A 5,899, Class B 870, Class C 5,691) and 12,211 (Class A 5,835, Class B 861, Class C 5,515) shares issued and outstanding	76,534	84,800
Accumulated other comprehensive income (loss)	(4,402)	(4,800)
Retained earnings	211,247	245,084
Total stockholders’ equity	283,379	325,084
Total liabilities and stockholders’ equity	$402,392	$450,256
See accompanying notes.
52.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2022	2023	2024
Revenues	$282,836	$307,394	$350,018
Costs and expenses:
Cost of revenues	126,203	133,332	146,306
Research and development	39,500	45,427	49,326
Sales and marketing	26,567	27,917	27,808
General and administrative	15,724	16,425	14,188
Total costs and expenses	207,994	223,101	237,628
Income from operations	74,842	84,293	112,390
Other income (expense), net	(3,514)	1,424	7,425
Income before income taxes	71,328	85,717	119,815
Provision for income taxes	11,356	11,922	19,697
Net income	$59,972	$73,795	$100,118

Basic net income per share (Note 12)	$4.59	$5.84	$8.13
Diluted net income per share (Note 12)	$4.56	$5.80	$8.04
See accompanying notes.
53.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2022	2023	2024
Net income	$59,972	$73,795	$100,118
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $(134), $63 and $(49)	(1,836)	735	(1,673)
Available-for-sale investments:
Change in net unrealized gains (losses)	(4,720)	1,344	(116)
Less: reclassification adjustment for net (gains) losses included in net income	1,007	1,168	782
Net change, net of income tax benefit (expense) of $1,056, $(698), and $(190)	(3,713)	2,512	666
Cash flow hedges:
Change in net unrealized gains (losses)	1,275	168	775
Less: reclassification adjustment for net (gains) losses included in net income	(1,706)	(214)	(166)
Net change, net of income tax benefit (expense) of $110, $2, and $(151)	(431)	(46)	609
Other comprehensive income (loss)	(5,980)	3,201	(398)
Comprehensive income	$53,992	$76,996	$99,720
See accompanying notes.
54.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	13,242	$61,774	$(1,623)	$191,484	$251,635
Stock issued	137	8	0	0	8
Stock-based compensation	0	19,525	0	0	19,525
Tax withholding related to vesting of restricted stock units and other	0	(9,754)	0	(1)	(9,755)
Repurchases of stock	(530)	(3,404)	0	(55,892)	(59,296)
Sale of interest in consolidated entities	0	35	0	0	35
Net income	0	0	0	59,972	59,972
Other comprehensive income (loss)	0	0	(5,980)	0	(5,980)
Balance as of December 31, 2022	12,849	68,184	(7,603)	195,563	256,144
Stock issued	139	0	0	0	0
Stock-based compensation	0	22,578	0	0	22,578
Tax withholding related to vesting of restricted stock units and other	0	(10,164)	0	9	(10,155)
Repurchases of stock	(528)	(4,064)	0	(58,120)	(62,184)
Net income	0	0	0	73,795	73,795
Other comprehensive income (loss)	0	0	3,201	0	3,201
Balance as of December 31, 2023	12,460	76,534	(4,402)	211,247	283,379
Stock issued	130	0	0	0	0
Stock-based compensation	0	22,937	0	0	22,937
Tax withholding related to vesting of restricted stock units and other	0	(12,507)	0	(16)	(12,523)
Repurchases of stock	(379)	(3,359)	0	(58,688)	(62,047)
Dividends and dividend equivalents declared ($0.60 per share)	0	41	0	(7,577)	(7,536)
Sale of interest in consolidated entities	0	1,154	0	0	1,154
Net income	0	0	0	100,118	100,118
Other comprehensive income (loss)	0	0	(398)	0	(398)
Balance as of December 31, 2024	12,211	$84,800	$(4,800)	$245,084	$325,084
See accompanying notes.
55.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2023	2024
Operating activities
Net income	$59,972	$73,795	$100,118
Adjustments:
Depreciation of property and equipment	13,475	11,946	15,311
Stock-based compensation expense	19,362	22,460	22,785
Deferred income taxes	(8,081)	(7,763)	(5,257)
Loss (gain) on debt and equity securities, net	5,519	823	(2,671)
Other	3,483	4,330	3,419
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,317)	(7,833)	(5,891)
Income taxes, net	584	523	(2,418)
Other assets	(5,046)	(2,143)	(1,397)
Accounts payable	707	664	359
Accrued expenses and other liabilities	3,915	3,937	(1,161)
Accrued revenue share	(445)	482	1,059
Deferred revenue	367	525	1,043
Net cash provided by operating activities	91,495	101,746	125,299
Investing activities
Purchases of property and equipment	(31,485)	(32,251)	(52,535)
Purchases of marketable securities	(78,874)	(77,858)	(86,679)
Maturities and sales of marketable securities	97,822	86,672	103,428
Purchases of non-marketable securities	(2,531)	(3,027)	(5,034)
Maturities and sales of non-marketable securities	150	947	882
Acquisitions, net of cash acquired, and purchases of intangible assets	(6,969)	(495)	(2,931)
Other investing activities	1,589	(1,051)	(2,667)
Net cash used in investing activities	(20,298)	(27,063)	(45,536)
Financing activities
Net payments related to stock-based award activities	(9,300)	(9,837)	(12,190)
Repurchases of stock	(59,296)	(61,504)	(62,222)
Dividend payments	0	0	(7,363)
Proceeds from issuance of debt, net of costs	52,872	10,790	13,589
Repayments of debt	(54,068)	(11,550)	(12,701)
Proceeds from sale of interest in consolidated entities, net	35	8	1,154
Net cash used in financing activities	(69,757)	(72,093)	(79,733)
Effect of exchange rate changes on cash and cash equivalents	(506)	(421)	(612)
Net increase (decrease) in cash and cash equivalents	934	2,169	(582)
Cash and cash equivalents at beginning of period	20,945	21,879	24,048
Cash and cash equivalents at end of period	$21,879	$24,048	$23,466
See accompanying notes.
56.

Table of Contents	Alphabet Inc.
Alphabet Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Nature of Operations
Google was incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. In 2015, we implemented a holding company reorganization, and as a result, Alphabet Inc. ("Alphabet") became the successor issuer to Google.
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure, platform services, and applications; sales of other products and services, such as fees received for subscription-based products, apps and in-app purchases, and devices.
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
Google Subscriptions, Platforms, and Devices
Google subscriptions, platforms, and devices revenues consist of revenues from:
57.

Table of Contents	Alphabet Inc.
•consumer subscriptions, which primarily include revenues from YouTube services, such as YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket, as well as Google One;
•platforms, which primarily include revenues from Google Play sales of apps and in-app purchases;
•devices, which primarily include sales of the Pixel family of devices; and
•other products and services.
Subscription revenues are recognized ratably over the period of the subscription, primarily monthly. We report revenues from Google Play sales of apps and in-app purchases on a net basis because our performance obligation is to facilitate a transaction between app developers and end users for which we earn a service fee.
Google Cloud Revenues
Google Cloud revenues consist of revenues from:
•Google Cloud Platform, which generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as AI offerings including our AI infrastructure, Vertex AI platform, and Gemini for Google Cloud; cybersecurity; and data and analytics;
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
Customer Incentives and Credits
Certain customers receive cash-based incentives or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues. We believe that there will not be significant changes to our estimates of variable consideration related to customer incentives and credits.
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
•Other cost of revenues includes:
◦content acquisition costs, which are payments to content providers from whom we license video and other content for distribution, primarily related to YouTube (we pay fees to these content providers based on revenues generated, subscriber counts, or a flat fee);
◦depreciation expense related to our technical infrastructure;
58.

Table of Contents	Alphabet Inc.
◦employee compensation expenses related to our technical infrastructure and other operations such as content review and customer and product support;
◦inventory and other costs related to the devices we sell; and
◦other technical infrastructure operations costs, including network capacity, energy, and equipment costs.
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
Stock-based Compensation
Stock-based compensation (SBC) primarily consists of Alphabet restricted stock units (RSUs). RSUs are equity classified and measured at the fair market value of the underlying stock at the grant date. We recognize RSU expense using the straight-line attribution method over the requisite service period and account for forfeitures as they occur. RSUs are awarded dividend equivalents, which are subject to the same vesting conditions as the underlying award, and settled in Class C shares.
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
Advertising and Promotional Expenses
We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2022, 2023, and 2024, advertising and promotional expenses totaled approximately $9.2 billion, $8.7 billion, and $8.7 billion, respectively.
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
59.

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
We measure certain other instruments, and certain assets and liabilities acquired in a business combination, also at fair value on a nonrecurring basis.
Financial Instruments
Our financial instruments include cash, cash equivalents, marketable and non-marketable securities, derivative financial instruments, accounts receivable, and convertible notes.
Credit Risks
We are subject to credit risk primarily from cash equivalents, marketable debt securities, derivative financial instruments, including foreign exchange contracts, accounts receivable, and convertible notes. We manage our credit risk exposure through timely assessment of our counterparty creditworthiness, credit limits, and use of collateral management. Foreign exchange contracts are transacted with various financial institutions with high credit standing. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. We manage our credit risk exposure by performing ongoing evaluations to determine customer credit and we limit the amount of credit we extend. We generally do not require collateral from our customers.
Cash Equivalents
We invest excess cash primarily in asset-backed and mortgage-backed securities, corporate debt securities, government bonds, money market funds, and time deposits.
Marketable Securities
We classify all marketable debt securities that have effective maturities of three months or less from the date of purchase as cash equivalents and those with effective maturities of greater than three months as marketable securities on our Consolidated Balance Sheets. We determine the appropriate classification of our investments in marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable debt securities as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these debt securities prior to their effective maturities. As we view these securities as available to support current operations, we classify highly liquid securities with maturities beyond 12 months as current assets under the caption marketable securities on the Consolidated Balance Sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for the changes in allowance for expected credit losses, which are recorded in OI&E. For certain marketable debt securities we have elected the fair value option, for which changes in fair value are recorded in OI&E. We determine any realized gains and losses on the sale of marketable debt securities on a specific identification method, and we record such gains and losses as a component of OI&E.
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
60.

Table of Contents	Alphabet Inc.
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
Convertible Notes
Our investments in convertible notes are primarily recorded at amortized cost which includes unpaid principal balances, deferred origination costs, and any related discount or premium, net of allowances for credit losses, and are included within other non-current assets on our Consolidated Balance Sheets.
Other
Our financial instruments also include debt and equity investments in companies with which we also entered into commercial arrangements at or near the same time. For these transactions, judgment is required in assessing the substance of the arrangements, including assessing whether the components of the arrangements should be accounted for as separate transactions under the applicable GAAP, and determining the value of the components of the arrangements, including the fair value of the investments. Additionally, if our investment in such companies becomes impaired, we may need to re-evaluate the accounting for the commercial arrangement, including reducing any remaining performance obligations.
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
61.

Table of Contents	Alphabet Inc.
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
Property and Equipment
Property and equipment is comprised of technical infrastructure, office space, corporate and other assets currently in service, and assets not yet in service. Technical infrastructure includes data center land, buildings and leasehold improvements, and servers and network equipment. Office space includes office land, buildings and leasehold improvements. Assets not yet in service are those that are not ready for our intended use, including data center buildings and servers in the process of construction or assembly.
Property and equipment are stated at cost less accumulated depreciation. Depreciation commences once assets are ready for our intended use and is recorded using the straight-line method over the estimated useful lives of the assets, which we regularly evaluate for factors such as technological obsolescence and our planned use and utilization. We depreciate data center and office buildings over periods of seven to 40 years. We depreciate servers and network equipment generally over a period of six years. We depreciate corporate and other assets over periods of two to 25 years. We depreciate leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the assets. Land is not depreciated.
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
Lease assets and liabilities are included on our Consolidated Balance Sheets. The current portion of our operating lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion is included in operating lease liabilities. Finance lease assets are included in property and equipment, net. Finance lease liabilities are included in accrued expenses and other current liabilities or other long-term liabilities.
Operating lease expense (excluding variable lease costs) is recognized on a straight-line basis over the lease term. Finance lease expense is recognized on a straight-line basis over the shorter of the lease term or the useful life of the asset, and interest expense is recognized based on the incremental borrowing rate.
Impairment of Long-Lived Assets
We review leases, property and equipment, and intangible assets, excluding goodwill, for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The evaluation is performed
62.

Table of Contents	Alphabet Inc.
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
Foreign Currency
We translate the financial statements of our international subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the period derived from month-end exchange rates for revenues, costs, and expenses. We record translation gains and losses in AOCI as a component of stockholders’ equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gain (loss) in OI&E.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes. Upon adoption we will be required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. We will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard can be applied either prospectively or retrospectively. We will adopt the standard in our 2025 annual period and are currently assessing the effect that the updated standard will have on our financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03 "Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity’s expenses. Upon adoption, we will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. We are currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted this ASU for our 2024 annual period with the comparative periods updated to reflect additional disclosures. See Note 15 for further details.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.
63.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Year Ended December 31,
	2022	2023	2024
Google Search & other	$162,450	$175,033	$198,084
YouTube ads	29,243	31,510	36,147
Google Network	32,780	31,312	30,359
Google advertising	224,473	237,855	264,590
Google subscriptions, platforms, and devices	29,055	34,688	40,340
Google Services total	253,528	272,543	304,930
Google Cloud	26,280	33,088	43,229
Other Bets	1,068	1,527	1,648
Hedging gains (losses)	1,960	236	211
Total revenues	$282,836	$307,394	$350,018
No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2022, 2023, or 2024.
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Year Ended December 31,
	2022		2023		2024
United States	$134,814	48%	$146,286	47%	$170,447	49%
EMEA(1)	82,062	29	91,038	30	102,127	29
APAC(1)	47,024	16	51,514	17	56,815	16
Other Americas(1)	16,976	6	18,320	6	20,418	6
Hedging gains (losses)	1,960	1	236	0	211	0
Total revenues	$282,836	100%	$307,394	100%	$350,018	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of December 31, 2024, we had $93.2 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenue. We expect to recognize approximately half of the revenue backlog as revenues over the next 24 months with the remainder to be recognized thereafter. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2023 was $5.0 billion, of which $3.9 billion was recognized as revenues for the year ended December 31, 2024. Total deferred revenue as of December 31, 2024 was $6.0 billion.
Note 3. Financial Instruments
64.

Table of Contents	Alphabet Inc.
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

65.

Table of Contents	Alphabet Inc.

		As of December 31, 2024
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$2,217	$0	$0	$2,217	$2,081	$136
Government bonds	Level 2	27,551	83	(214)	27,420	50	27,370
Corporate debt securities	Level 2	18,300	79	(222)	18,157	0	18,157
Mortgage-backed and asset-backed securities	Level 2	14,437	63	(385)	14,115	0	14,115
Total investments with fair value change reflected in other comprehensive income(1)		62,505	225	(821)	61,909	2,131	59,778
Fair value adjustments recorded in net income
Money market funds	Level 1				$8,154	$8,154	$0
Current marketable equity securities(2)	Level 1				4,708	0	4,708
Mutual funds	Level 2				105	0	105
Government bonds	Level 2				2,035	696	1,339
Corporate debt securities	Level 2				3,037	78	2,959
Mortgage-backed and asset-backed securities	Level 2				3,302	0	3,302
Total investments with fair value change recorded in net income					21,341	8,928	12,413
Cash					0	12,407	0
Total		$62,505	$225	$(821)	$83,250	$23,466	$72,191
(1)Represents gross unrealized gains and losses for debt securities recorded to AOCI.
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $266 million as of December 31, 2024 is included within other non-current assets.
Investments Measured at Fair Value on a Nonrecurring Basis
Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy. Non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. Our valuation methods include option pricing models, market comparable approach, and common stock equivalent method, which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, expected time to exit, risk free rate, and the rights and obligations of the securities we hold. These inputs vary significantly based on investment type.
As of December 31, 2024, the carrying value of our non-marketable equity securities was $35.5 billion, of which $19.9 billion were remeasured at fair value during the year ended December 31, 2024, and were primarily classified within Level 2 of the fair value hierarchy at the time of measurement.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):
66.

Table of Contents	Alphabet Inc.

As of December 31, 2024
Due in 1 year or less	$6,341
Due in 1 year through 5 years	37,221
Due in 5 years through 10 years	10,920
Due after 10 years	12,896
Total	$67,378
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$1,456	$(22)	$13,897	$(657)	$15,353	$(679)
Corporate debt securities	827	(5)	15,367	(592)	16,194	(597)
Mortgage-backed and asset-backed securities	2,945	(26)	7,916	(608)	10,861	(634)
Total	$5,228	$(53)	$37,180	$(1,857)	$42,408	$(1,910)

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$11,119	$(126)	$2,576	$(88)	$13,695	$(214)
Corporate debt securities	4,228	(17)	6,838	(168)	11,066	(185)
Mortgage-backed and asset-backed securities	5,222	(106)	3,813	(279)	9,035	(385)
Total	$20,569	$(249)	$13,227	$(535)	$33,796	$(784)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Year Ended December 31,
	2022	2023	2024
Unrealized gain (loss) on fair value option debt securities	$(557)	$386	$30
Gross realized gain on debt securities	103	182	482
Gross realized loss on debt securities	(1,588)	(1,833)	(1,553)
(Increase) decrease in allowance for credit losses	(22)	50	(2)
Total gain (loss) on debt securities recognized in other income (expense), net	$(2,064)	$(1,215)	$(1,043)
Equity Investments
The carrying value of equity securities is measured as the total initial cost plus the cumulative net gain (loss). Gains and losses, including impairments, are included as a component of OI&E in the Consolidated Statements of Income. See Note 7 for further details on OI&E. Certain of our non-marketable equity securities include our investments in VIE where we are not the primary beneficiary. See Note 5 for further details on VIE.
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

67.

Table of Contents	Alphabet Inc.

	As of December 31, 2023			As of December 31, 2024
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$5,418	$17,616	$23,034	$4,767	$21,240	$26,007
Cumulative net gain (loss)(1)	555	11,150	11,705	312	14,291	14,603
Carrying value	$5,973	$28,766	$34,739	$5,079	$35,531	$40,610
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $18.1 billion and $22.7 billion of gains and $6.9 billion and $8.4 billion of losses (including impairments) as of December 31, 2023 and 2024, respectively.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in OI&E are summarized below (in millions):

	Year Ended December 31,
	2022	2023	2024
Realized net gain (loss) on equity securities sold during the period	$(442)	$690	$186
Unrealized net gain (loss) on marketable equity securities	(3,242)	790	156
Unrealized net gain (loss) on non-marketable equity securities(1)	229	(1,088)	3,372
Total gain (loss) on equity securities in other income (expense), net	$(3,455)	$392	$3,714
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $3.3 billion, $1.8 billion, and $5.6 billion of upward adjustments and $3.0 billion, $2.9 billion, and $2.2 billion of downward adjustments (including impairments) for the years ended December 31, 2022, 2023, and 2024, respectively.
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

	2023	2024
Total sale price	$1,981	$2,827
Total initial cost	1,512	2,079
Cumulative net gains (losses)	$469	$748
Equity Securities Accounted for Under the Equity Method
As of December 31, 2023 and 2024, equity securities accounted for under the equity method had a carrying value of approximately $1.7 billion and $2.0 billion, respectively. Our share of gains and losses, including impairments, are included as a component of OI&E, in the Consolidated Statements of Income. See Note 7 for further details on OI&E. Certain of our equity method securities include our investments in VIEs where we are not the primary beneficiary. See Note 4 for further details on VIEs.
Convertible Notes
As of December 31, 2023 and December 31, 2024, we had investments in convertible notes of $921 million and $2.9 billion, respectively, the majority of which are convertible notes held for investment. Our convertible notes held for investment are recorded at amortized cost which includes unpaid principal balances, deferred origination costs, and any related discount or premium, net of allowances for credit losses, and are included within other non-current assets on our Consolidated Balance Sheets.
68.

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
As of December 31, 2024, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $731 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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
69.

Table of Contents	Alphabet Inc.
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31,
	2023	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$18,039	$20,315
Fair value hedges	$2,065	$1,562
Net investment hedges	$9,472	$6,986
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$39,722	$44,227
Other contracts	$10,818	$15,082
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2023		As of December 31, 2024
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$205	$242	$1,054	$0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	134	156	200	593
Other contracts	114	47	474	19
Total derivatives not designated as hedging instruments	248	203	674	612
Total	$453	$445	$1,728	$612
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
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Year Ended December 31,
	2022	2023	2024
Derivatives in cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$1,699	$90	$857
Amount excluded from the assessment of effectiveness	(188)	84	77
Derivatives in net investment hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	608	(287)	223
Total	$2,119	$(113)	$1,157

70.

Table of Contents	Alphabet Inc.
The table below presents the gains (losses) of our derivatives included in the Consolidated Statements of Income: (in millions):

	Year Ended December 31,
	2022		2023		2024
	Revenues	Other income (expense), net	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$282,836	$(3,514)	$307,394	$1,424	$350,018	$7,425

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$2,046	$0	$213	$0	$174	$0
Amount excluded from the assessment of effectiveness (amortized)	(85)	0	24	0	37	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	(162)	0	59	0	(59)
Derivatives designated as hedging instruments	0	163	0	(59)	0	58
Amount excluded from the assessment of effectiveness	0	16	0	15	0	13
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	171	0	187	0	137
Effect of non designated hedges:
Foreign exchange contracts	0	(395)	0	7	0	335
Other contracts	0	144	0	53	0	174
Total gains (losses)	$1,961	$(63)	$237	$262	$211	$658
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
71.

Table of Contents	Alphabet Inc.
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$535	$(82)	$453	$(213)	$(75)	$165
Derivatives liabilities	$527	$(82)	$445	$(213)	$(16)	$216

	As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$1,776	$(48)	$1,728	$(516)	$(721)	$491
Derivatives liabilities	$660	$(48)	$612	$(516)	$(9)	$87
(1)    The balances as of December 31, 2023 and 2024 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land, and offices throughout the world with varying lease terms.
Components of lease costs were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Operating lease cost	$2,900	$3,362	$3,304
Finance lease cost:
Amortization of lease assets	474	469	413
Interest on lease liabilities	34	35	31
Finance lease cost	508	504	444
Variable lease cost	838	1,182	1,425
Total lease cost	$4,246	$5,048	$5,173
Supplemental balance sheet information related to leases was as follows (in millions):

	December 31,
	2023	2024
Weighted average remaining lease term
Operating leases	8.1 years	7.8 years
Finance leases	10.7 years	10.4 years
Weighted average discount rate
Operating leases	3.1%	3.4%
Finance leases	2.0%	2.8%
72.

Table of Contents	Alphabet Inc.

	December 31,
	2023	2024
Operating leases:
Operating lease assets	$14,091	$13,588
Accrued expenses and other liabilities	$2,791	$2,887
Operating lease liabilities	12,460	11,691
Total operating lease liabilities	$15,251	$14,578
Finance Leases:
Property and equipment, at cost	$4,403	$4,622
Accumulated depreciation	(1,652)	(2,037)
Property and equipment, net	$2,751	$2,585
Accrued expenses and other liabilities	$283	$235
Other long-term liabilities	1,383	1,442
Total finance lease liabilities	$1,666	$1,677
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Cash payments for lease liabilities:
Operating cash flows used for operating leases	$2,722	$3,173	$3,425
Operating cash flows used for finance leases	$34	$35	$31
Financing cash flows used for finance leases(1)	$586	$705	$405
Assets obtained in exchange for lease liabilities:
Operating leases	$4,383	$2,877	$2,510
Finance leases	$577	$564	$313
(1)Financing cash flows used for financing leases are included within financing activities of the Consolidated Statements of Cash Flows as repayments of debt.
Future lease payments as of December 31, 2024 were as follows (in millions):

	Operating Leases	Finance Leases
2025	$3,162	$257
2026	2,824	208
2027	2,311	208
2028	1,838	197
2029	1,448	166
Thereafter	5,455	852
Total future lease payments	17,038	1,888
Less imputed interest	(2,460)	(211)
Total lease liability balance	$14,578	$1,677
As of December 31, 2024, we have entered into leases that have not yet commenced with short-term and long-term future lease payments of $773 million and $6.5 billion, respectively, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2025 and 2028 with non-cancelable lease terms between one and 25 years.
Note 5. Variable Interest Entities
Consolidated VIEs
73.

Table of Contents	Alphabet Inc.
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us, and their creditors do not have recourse to us. As of December 31, 2023 and 2024, assets that can only be used to settle obligations of these VIEs were $4.9 billion and $8.7 billion, respectively and are primarily included in cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2023 and 2024, liabilities for which creditors only have recourse to the VIEs were $2.5 billion and $2.3 billion, respectively. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
Waymo, a fully autonomous driving technology company and a consolidated VIE, received $5.6 billion in funding during the year ended December 31, 2024, the majority of which was funded by Alphabet. Investments from external parties were accounted for as equity transactions and resulted in recognition of noncontrolling interests.
As of December 31, 2023 and 2024, total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.4 billion and $4.2 billion, respectively, of which $1.1 billion was redeemable noncontrolling interests (RNCI) for both periods. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 7 for further details on OI&E.
Unconsolidated VIEs
We have investments in VIEs in which we are not the primary beneficiary. These VIEs include private companies that are primarily early stage companies and certain renewable energy entities in which activities involve power generation using renewable sources.
We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of these VIEs are not included in our consolidated financial statements. We account for these investments primarily as non-marketable equity securities or equity method investments, which are included within non-marketable securities on our Consolidated Balance Sheets. The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. As of December 31, 2023 and 2024, our future funding commitments related to unconsolidated VIE investments were $1.7 billion and $1.5 billion, respectively.
Note 6. Debt
Short-Term Debt
We have a debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2023 and $2.3 billion of commercial paper outstanding with a weighted-average effective interest rate of 4.4% as of December 31, 2024.The estimated fair value of the commercial paper approximated its carrying value as of December 31, 2024
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
Total outstanding long-term debt is summarized below (in millions, except percentages):

			Effective Interest Rate	As of December 31,
	Maturity	Coupon Rate		2023	2024
Debt
2014 Notes issuance	2024	3.38%	3.38%	$1,000	$0
2016 Notes issuance	2026	2.00%	2.23%	2,000	2,000
2020 Notes issuance	2025 - 2060	0.45% - 2.25%	0.57% - 2.33%	10,000	10,000
Total face value of long-term debt				13,000	12,000
Unamortized discount and debt issuance costs				(130)	(118)
Less: Current portion of long-term notes(1)				(1,000)	(999)
Total long-term debt				$11,870	$10,883
74.

Table of Contents	Alphabet Inc.
(1)Total current portion of long-term debt is included within accrued expenses and other current liabilities. See Note 7 for further details.
The notes in the table above are fixed-rate senior unsecured obligations and rank equally with each other. We may redeem the notes at any time in whole or in part at specified redemption prices. The effective interest rates are based on proceeds received with interest payable semi-annually.
The total estimated fair value of the outstanding notes was approximately $10.3 billion and $9.0 billion as of December 31, 2023 and December 31, 2024, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
As of December 31, 2024, the future principal payments for long-term debt were as follows (in millions):

2025	$1,000
2026	2,000
2027	1,000
2028	0
2029	0
Thereafter	8,000
Total	$12,000
Credit Facility
As of December 31, 2024, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2025 and $6.0 billion expires in April 2028. The interest rates for all credit facilities are determined based on a formula using certain market rates, as well as our progress toward the achievement of certain sustainability goals. No amounts were outstanding under the credit facilities as of December 31, 2023 and 2024.
Note 7. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $771 million and $879 million as of December 31, 2023 and 2024, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2023	2024
Technical infrastructure	$112,504	$139,596
Office space	40,435	43,714
Corporate and other assets	13,728	16,519
Property and equipment, in service	166,667	199,829
Less: accumulated depreciation	(67,458)	(79,390)
Add: assets not yet in service	35,136	50,597
Property and equipment, net	$134,345	$171,036
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):
75.

Table of Contents	Alphabet Inc.

	As of December 31,
	2023	2024
European Commission fines(1)	$9,525	$6,322
Accrued purchases of property and equipment(2)	4,679	7,104
Accrued customer liabilities	4,140	4,304
Current operating lease liabilities	2,791	2,887
Income taxes payable, net	2,748	2,905
Other accrued expenses and current liabilities	22,285	27,706
Accrued expenses and other current liabilities	$46,168	$51,228
(1)    The amounts related to the EC fines, including any under appeal, are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets. Amounts include the effects of foreign exchange and interest. In the third quarter of 2024 we made a cash payment of $3.0 billion for the 2017 EC shopping fine. See Note 10 for further details.
(2)    Additional property and equipment purchases of $2.8 billion and $3.2 billion as of December 31, 2023 and 2024, respectively, were included in accounts payable.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2021	$(2,306)	$236	$447	$(1,623)
Other comprehensive income (loss) before reclassifications	(1,836)	(4,720)	1,463	(5,093)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(188)	(188)
Amounts reclassified from AOCI	0	1,007	(1,706)	(699)
Other comprehensive income (loss)	(1,836)	(3,713)	(431)	(5,980)
Balance as of December 31, 2022	(4,142)	(3,477)	16	(7,603)
Other comprehensive income (loss) before reclassifications	735	1,344	84	2,163
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	84	84
Amounts reclassified from AOCI	0	1,168	(214)	954
Other comprehensive income (loss)	735	2,512	(46)	3,201
Balance as of December 31, 2023	(3,407)	(965)	(30)	(4,402)
Other comprehensive income (loss) before reclassifications	(1,673)	(116)	698	(1,091)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	77	77
Amounts reclassified from AOCI	0	782	(166)	616
Other comprehensive income (loss)	(1,673)	666	609	(398)
Balance as of December 31, 2024	$(5,080)	$(299)	$579	$(4,800)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):
76.

Table of Contents	Alphabet Inc.

		Year Ended December 31,
AOCI Components	Location	2022	2023	2024
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(1,291)	$(1,497)	$(1,008)
	Benefit (provision) for income taxes	284	329	226
	Net of income tax	(1,007)	(1,168)	(782)
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	2,046	213	174
Interest rate contracts	Other income (expense), net	6	6	1
	Benefit (provision) for income taxes	(346)	(5)	(9)
	Net of income tax	1,706	214	166
Total amount reclassified, net of income tax		$699	$(954)	$(616)
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Interest income	$2,174	$3,865	$4,482
Interest expense(1)	(357)	(308)	(268)
Foreign currency exchange gain (loss), net	(654)	(1,238)	(409)
Gain (loss) on debt securities, net	(2,064)	(1,215)	(1,043)
Gain (loss) on equity securities, net	(3,455)	392	3,714
Performance fees	798	257	218
Income (loss) and impairment from equity method investments, net	(337)	(628)	(188)
Other	381	299	919
Other income (expense), net	$(3,514)	$1,424	$7,425
(1)    Interest expense is net of interest capitalized of $128 million, $181 million, and $194 million for the years ended December 31, 2022, 2023, and 2024, respectively.
Note 8. Business Combinations
character.ai
In accordance with the accounting requirements under Accounting Standards Codification Topic 805, for the year ended December 31, 2024, we recorded $2.7 billion of goodwill and $413 million of intangible assets resulting from a transaction with character.ai (“Character”). In August 2024, we entered into a license agreement with Character pursuant to which we obtained a non-exclusive license to its then current large language model technology. We paid Character $2.7 billion in cash and canceled our convertible instruments. We also hired certain employees of Character. Goodwill was recorded in Google Services and Google Cloud and is deductible for tax purposes.
Note 9. Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2024 were as follows (in millions):
77.

Table of Contents	Alphabet Inc.

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2022	$20,847	$7,205	$908	$28,960
Additions	240	3	0	243
Foreign currency translation and other adjustments	31	(9)	(27)	(5)
Balance as of December 31, 2023	21,118	7,199	881	29,198
Additions	2,441	295	0	2,736
Foreign currency translation and other adjustments	(38)	(4)	(7)	(49)
Balance as of December 31, 2024	$23,521	$7,490	$874	$31,885
Note 10. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $8.8 billion as of December 31, 2024, of which the majority is paid quarterly through the first quarter of 2030.
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
As of December 31, 2024, we did not have any material indemnification claims that were probable or reasonably possible.
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
Antitrust Matters
We are subject to formal and informal inquiries and investigations as well as litigation on various competition matters by regulatory authorities and private parties in the U.S., Europe, and other jurisdictions globally, including the following:
•Shopping: In June 2017, the EC announced its decision that certain actions taken by Google relating to its display and ranking of shopping search results and ads infringed European antitrust laws and imposed a €2.4 billion fine. We appealed the EC decision and implemented product changes to bring shopping ads into
78.

Table of Contents	Alphabet Inc.
compliance with the EC's decision. In September 2024, the European Court of Justice rejected our appeal and upheld the €2.4 billion fine. In the third quarter of 2024, we made a cash payment of $3.0 billion for the fine.
•Android: In July 2018, the EC announced its decision that certain provisions in Google’s Android-related distribution agreements infringed European antitrust laws, imposed a €4.3 billion fine, and directed the termination of the conduct at issue. We appealed the EC decision and implemented changes to certain of our Android distribution practices. In September 2022, the General Court affirmed the EC decision but reduced the fine from €4.3 billion to €4.1 billion. We subsequently appealed the General Court's affirmation of the EC decision with the European Court of Justice, which remains pending. In 2018, we recognized a charge of $5.1 billion for the fine, which we reduced by $217 million in 2022.
•AdSense for Search: In March 2019, the EC announced its decision that certain provisions in Google's agreements with AdSense for Search partners infringed European antitrust laws, imposed a fine of €1.5 billion, and directed actions related to AdSense for Search partners' agreements, which we implemented prior to the decision. In 2019, we recognized a charge of $1.7 billion for the fine and appealed the EC decision. In September 2024, the General Court overturned the EC decision and annulled the €1.5 billion fine. The EC has appealed the General Court's decision with the European Court of Justice.
•Search: In October 2020, the DOJ and a number of state Attorneys General filed a lawsuit in the U.S. District Court for the District of Columbia alleging that Google violated U.S. antitrust laws relating to Search and Search advertising. In August 2024, the U.S. District Court for the District of Columbia ruled that Google violated such U.S. antitrust laws. A separate proceeding is being held to determine remedies, the range of which vary widely. The DOJ has proposed a high level remedy framework, which includes alterations to our products and services and our business models and operations, including structural remedies, and/or our distribution arrangements, among other changes, some of which could have a material adverse effect on our business. We have filed our own remedies proposal ahead of a hearing on remedies in April 2025. We expect a decision likely in the second half of 2025, after which we intend to appeal.

Further, in June 2022, the Australian Competition and Consumer Commission and in October 2023, the Japanese Fair Trade Commission each opened an investigation into Search distribution practices.

Given the nature of these matters, we cannot estimate a possible loss.

•Advertising Technology: In December 2020, a number of state Attorneys General filed a lawsuit in the U.S. District Court for the Eastern District of Texas alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology, and a trial is scheduled for March 2025. Additionally, in January 2023, the DOJ, along with a number of state Attorneys General, filed a lawsuit in the U.S. District Court for the Eastern District of Virginia alleging that Google violated U.S. antitrust laws relating to its advertising technology, and a number of additional state Attorneys General subsequently joined the lawsuit. The trial ended in September 2024, and we expect a decision in early 2025.

Further, in June 2023, the EC issued a Statement of Objections informing Google of its preliminary view that Google violated European antitrust laws relating to its advertising technology, to which we responded.

Given the nature of these matters, we cannot estimate a possible loss.

•Google Play: In July 2021, a number of state Attorneys General filed a lawsuit in the U.S. District Court for the Northern District of California alleging that Google’s operation of Android and Google Play violated U.S. antitrust laws and state antitrust and consumer protection laws. In September 2023, we reached a settlement in principle with 50 state Attorneys General and three territories and recognized a charge. Final approval of the settlement remains pending before the court. In May 2024, we funded the settlement amount to an escrow agent.
In December 2023, a California jury delivered a verdict in Epic Games v. Google finding that Google violated U.S. antitrust laws related to Google Play's business. Epic did not seek monetary damages. The presiding judge issued a remedies decision in October 2024, ordering a variety of alterations to our business models and operations and contractual agreements for Android and Google Play. We are appealing the verdict and the trial court judge temporarily paused the implementation of the remedies while the Court of Appeals considers our request to pause implementation of the remedies pending the duration of the appeal. Given the nature of this matter, we cannot estimate a possible loss.
79.

Table of Contents	Alphabet Inc.
•European Digital Markets Act: In March 2024, the EC opened two investigations regarding Google's compliance with certain provisions of EU's Digital Markets Act relating to Google Play and Search. Given the preliminary stages of this matter, we cannot estimate a possible loss.
In addition to these proceedings, private individual and collective actions that overlap with claims pursued by regulatory authorities are pending in the U.S. and in several other jurisdictions.
We believe we have strong arguments against these open claims and will defend ourselves vigorously. We continue to cooperate with federal and state regulators in the U.S., the EC, and other regulators around the world.
Privacy Matters
We are subject to a number of privacy-related laws and regulations, and we currently are party to a number of privacy investigations and lawsuits ongoing in multiple jurisdictions. For example, there are ongoing investigations and litigation in the U.S. and the EU, including those relating to our collection and use of location information, alleged violations of state biometric statutes, the choices we offer users, and advertising practices, which could result in significant fines, judgments, and product changes.
Patent and Intellectual Property Claims
We have had patent, copyright, trade secret, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies infringe others' intellectual property rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services. As a result, we may have to change our business practices and develop non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business. In addition, the U.S. International Trade Commission (ITC) has increasingly become an important forum to litigate intellectual property disputes because an ultimate loss in an ITC action can result in a prohibition on importing infringing products into the U.S. Because the U.S. is an important market, a prohibition on importation could have an adverse effect on us, including preventing us from importing many important products into the U.S. or necessitating workarounds that may limit certain features of our products. Further, our customers and partners may discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely affect our business.
Other
We are subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and consent orders involving competition, intellectual property, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. For example, we periodically have data incidents that we report to relevant regulators as required by law. Such claims, consent orders, lawsuits, regulatory and government investigations, and other proceedings could result in substantial fines and penalties, injunctive relief, ongoing monitoring and auditing obligations, changes to our products and services, alterations to our business models and operations, and collateral related civil litigation or other adverse consequences, all of which could harm our business, reputation, financial condition, and operating results.
We have ongoing legal matters relating to Russia. For example, some matters concern civil judgments that include compounding penalties imposed upon us in connection with disputes regarding the termination of accounts, including those of sanctioned parties. We do not expect these ongoing legal matters will have a material adverse effect.
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
See Note 14 for information regarding income tax contingencies.
80.

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
Share Repurchases
In the years ended December 31, 2022, 2023, and 2024, we continued to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. During the years ended December 31, 2022, 2023, and 2024, we repurchased $59.3 billion, $62.2 billion, and $62.0 billion, respectively, of Alphabet's Class A and Class C shares.
In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of its Class A and Class C shares. As of December 31, 2024, $44.7 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Year Ended December 31, 2023		Year Ended December 31, 2024
	Shares	Amount	Shares	Amount
Class A share repurchases	78	$9,316	73	$11,855
Class C share repurchases	450	52,868	306	50,192
Total share repurchases(1)	528	$62,184	379	$62,047
(1) Shares repurchased include unsettled repurchases.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
Dividends
During the year ended December 31, 2024, total cash dividends, which were first paid in June 2024, were $3.5 billion, $519 million, and $3.3 billion for Class A, Class B, and Class C shares, respectively.
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
In accordance with our certificate of incorporation, the rights, including the liquidation and dividend rights, of the holders of our Class A, Class B, and Class C stock are identical, except with respect to voting. Furthermore, there are a number of safeguards built into our certificate of incorporation, as well as Delaware law, which preclude our Board of Directors from declaring or paying unequal per share dividends on our Class A, Class B, and Class C stock. Specifically, Delaware law provides that amendments to our certificate of incorporation which would have the effect of adversely altering the rights, powers, or preferences of a given class of stock must be approved by the class of stock adversely affected by the proposed amendment. In addition, our certificate of incorporation provides that before any such amendment may be put to a stockholder vote, it must be approved by the unanimous consent of our Board of Directors.
81.

Table of Contents	Alphabet Inc.
Immaterial differences in net income per share across our Class A, Class B, and Class C shares may arise due to the allocation of distributed earnings, which is based on the holders as of the record date, compared with the allocation of undistributed earnings and number of shares, which is based on the weighted average shares outstanding over the periods.
The following tables set forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Year Ended December 31, 2022
	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$0	$0	$0	$0
Allocation of undistributed earnings	27,518	4,072	28,382	59,972
Net income	$27,518	$4,072	$28,382	$59,972
Denominator
Number of shares used in per share computation	5,994	887	6,182	13,063
Basic net income per share	$4.59	$4.59	$4.59	$4.59
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$27,518	$4,072	$28,382	$59,972
Reallocation of total earnings as a result of conversion of Class B to Class A shares	4,072	0	0	_(1)
Reallocation of undistributed earnings	(230)	(30)	230	_(1)
Net income	$31,360	$4,042	$28,612	$59,972
Denominator
Number of shares used in basic computation	5,994	887	6,182	13,063
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	887	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	96	96
Number of shares used in per share computation	6,881	887	6,278	13,159
Diluted net income per share	$4.56	$4.56	$4.56	$4.56
(1) Not applicable for consolidated net income per share.
82.

Table of Contents	Alphabet Inc.

	Year Ended December 31, 2023
	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$0	$0	$0	$0
Allocation of undistributed earnings	34,601	5,124	34,070	73,795
Net income	$34,601	$5,124	$34,070	$73,795
Denominator
Number of shares used in per share computation	5,922	877	5,831	12,630
Basic net income per share	$5.84	$5.84	$5.84	$5.84
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$34,601	$5,124	$34,070	$73,795
Reallocation of total earnings as a result of conversion of Class B to Class A shares	5,124	0	0	_(1)
Reallocation of undistributed earnings	(287)	(37)	287	_(1)
Net income	$39,438	$5,087	$34,357	$73,795
Denominator
Number of shares used in basic computation	5,922	877	5,831	12,630
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	877	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	92	92
Number of shares used in per share computation	6,799	877	5,923	12,722
Diluted net income per share	$5.80	$5.80	$5.80	$5.80
(1) Not applicable for consolidated net income per share.

	Year Ended December 31, 2024
	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$3,509	$519	$3,335	$7,363
Allocation of undistributed earnings	44,085	6,520	42,150	92,755
Net income	$47,594	$7,039	$45,485	$100,118
Denominator
Number of shares used in per share computation	5,855	866	5,598	12,319
Basic net income per share	$8.13	$8.13	$8.13	$8.13
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$47,594	$7,039	$45,485	$100,118
Reallocation of total earnings as a result of conversion of Class B to Class A shares	7,039	0	0	_(1)
Reallocation of undistributed earnings	(520)	(67)	520	_(1)
Net income	$54,113	$6,972	$46,005	$100,118
Denominator
Number of shares used in basic computation	5,855	866	5,598	12,319
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	866	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	128	128
Number of shares used in per share computation	6,721	866	5,726	12,447
Diluted net income per share	$8.05	$8.05	$8.03	$8.04
(1)Not applicable for consolidated net income per share.
83.

Table of Contents	Alphabet Inc.
Note 13. Compensation Plans
Stock Plans
Our stock plans include the Alphabet Amended and Restated 2021 Stock Plan ("Alphabet 2021 Stock Plan") and Other Bets stock-based plans. Under our stock plans, RSUs and other types of awards may be granted. Under the Alphabet 2021 Stock Plan, an RSU award is an agreement to issue shares of our Class C stock at the time the award vests. RSUs generally vest over four years contingent upon employment on the vesting date. RSUs are awarded dividend equivalents, which are subject to the same vesting conditions as the underlying award, and settled in Class C shares.
As of December 31, 2024, there were 633 million shares of Class C stock reserved for future issuance under the Alphabet 2021 Stock Plan.
Stock-Based Compensation
For the years ended December 31, 2022, 2023, and 2024, total SBC expense was $19.5 billion, $22.1 billion, and $22.8 billion, including amounts associated with awards we expect to settle in Alphabet stock of $18.8 billion, $21.7 billion, and $22.0 billion, respectively.
For the years ended December 31, 2022, 2023, and 2024, we recognized tax benefits on total SBC expense, which are reflected in the provision for income taxes in the Consolidated Statements of Income, of $3.9 billion, $4.5 billion, and $4.6 billion, respectively.
For the years ended December 31, 2022, 2023, and 2024, tax benefit realized related to awards vested or exercised during the period was $4.7 billion, $5.6 billion, and $6.8 billion, respectively. These amounts do not include the indirect effects of stock-based awards, which primarily relate to the R&D tax credit.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet RSUs, which include dividend equivalents awarded to holders of unvested stock, for the year ended December 31, 2024 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	338	$104.93
Granted	195	$140.04
Vested	(199)	$110.89
Forfeited/canceled	(35)	$113.52
Unvested as of December 31, 2024	299	$122.77
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2022 and 2023 was $127.22 and $97.59, respectively. Total fair value of RSUs, as of their respective vesting dates, during the years ended December 31, 2022, 2023, and 2024, were $23.9 billion, $26.6 billion, and $33.3 billion, respectively.
As of December 31, 2024, there was $34.8 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.5 years.
Note 14. Income Taxes
Income from continuing operations before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2022	2023	2024
Domestic operations	$61,307	$73,600	$108,076
Foreign operations	10,021	12,117	11,739
Total	$71,328	$85,717	$119,815
84.

Table of Contents	Alphabet Inc.
Provision for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2022	2023	2024
Current:
Federal and state	$17,120	$17,125	$22,485
Foreign	2,434	2,526	2,468
Total	19,554	19,651	24,953
Deferred:
Federal and state	(8,052)	(7,482)	(5,350)
Foreign	(146)	(247)	94
Total	(8,198)	(7,729)	(5,256)
Provision for income taxes	$11,356	$11,922	$19,697
The reconciliation of federal statutory income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2022	2023	2024
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Foreign income taxed at different rates	3.0	0.3	0.5
Foreign-derived intangible income deduction	(5.4)	(4.6)	(3.8)
Stock-based compensation expense	(1.2)	(0.8)	(1.5)
Federal research credit	(2.2)	(1.8)	(1.5)
Deferred tax asset valuation allowance	0.9	0.6	0.4
State and local income taxes	0.8	1.0	1.1
Effect of tax law change	0.0	(1.4)	0.0
Other	(1.0)	(0.4)	0.2
Effective tax rate	15.9%	13.9%	16.4%
In 2023, the IRS issued a rule change allowing taxpayers to temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits as well as a separate rule change with guidance on the capitalization and amortization of R&D expenses. A cumulative one-time adjustment for these tax rule changes was recorded in 2023.
85.

Table of Contents	Alphabet Inc.
Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2023	2024
Deferred tax assets:
Accrued employee benefits	$1,855	$1,834
Accruals and reserves not currently deductible	2,481	2,552
Tax credits	6,609	6,384
Net operating losses	2,965	3,472
Operating leases	3,526	3,336
Capitalized research and development	17,757	25,903
Other	1,951	1,376
Total deferred tax assets	37,144	44,857
Valuation allowance	(10,999)	(11,493)
Total deferred tax assets net of valuation allowance	26,145	33,364
Deferred tax liabilities:
Property and equipment, net	(8,189)	(9,932)
Net investment gains	(2,405)	(2,978)
Operating leases	(2,965)	(2,986)
Other	(902)	(1,008)
Total deferred tax liabilities	(14,461)	(16,904)
Net deferred tax assets (liabilities)	$11,684	$16,460
As of December 31, 2024, our federal, state, and foreign net operating loss carryforwards for income tax purposes were approximately $8.4 billion, $19.4 billion, and $2.5 billion respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2025, foreign net operating loss carryforwards will begin to expire in 2025 and the state net operating loss carryforwards will begin to expire in 2033. It is more likely than not that the majority of the net operating loss carryforwards will not be realized. The net operating loss carryforwards are subject to various annual limitations under the tax laws of the different jurisdictions.
As of December 31, 2024, our Federal and California research and development credit carryforwards for income tax purposes were approximately $700 million and $6.4 billion, respectively. If not utilized, the Federal R&D credit will begin to expire in 2037 and the California R&D credit can be carried over indefinitely. We believe the majority of the federal tax credit and state tax credit is not likely to be realized.
As of December 31, 2024, our investment tax credit carryforwards for state income tax purposes were approximately $1.2 billion and will begin to expire in 2030. We use the flow-through method of accounting for investment tax credits. We believe this tax credit is not likely to be realized.
As of December 31, 2024, we maintained a valuation allowance with respect to California deferred tax assets, certain federal net operating losses, certain state net operating losses and tax credits, net deferred tax assets relating to Other Bet companies, and certain foreign net operating losses that we believe are not likely to be realized. We continue to reassess the remaining valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
Cash paid for income taxes, net of refunds, was $18.9 billion, $19.2 billion, and $27.4 billion as of December 31, 2022, 2023, and 2024, respectively.
86.

Table of Contents	Alphabet Inc.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2022	2023	2024
Beginning gross unrecognized tax benefits	$5,158	$7,055	$9,438
Increases related to prior year tax positions	253	740	896
Decreases related to prior year tax positions	(437)	(682)	(83)
Decreases related to settlement with tax authorities	(140)	(21)	(311)
Increases related to current year tax positions	2,221	2,346	2,679
Ending gross unrecognized tax benefits	$7,055	$9,438	$12,619
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $7.1 billion, $9.4 billion, and $12.6 billion as of December 31, 2022, 2023, and 2024, respectively, of which $5.3 billion, $7.4 billion, and $10.0 billion, if recognized, would affect our effective tax rate, respectively.
As of December 31, 2023 and 2024, we accrued $622 million and $1.1 billion in interest and penalties in provision for income taxes, respectively.
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
The tax years 2016 through 2023 remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.
We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolutions occur. Although the timing of resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits from certain U.S. federal, state, and non U.S. tax positions will materially change in the next 12 months.
Note 15. Information about Segments and Geographic Areas
We report our segment results as Google Services, Google Cloud, and Other Bets:
•Google Services includes products and services such as ads, Android, Chrome, devices, Google Maps, Google Play, Search, and YouTube. Google Services generates revenues primarily from advertising; fees received for consumer subscription-based products such as YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket, as well as Google One; the sale of apps and in-app purchases; and devices.
•Google Cloud includes infrastructure and platform services, applications, and other services for enterprise customers. Google Cloud generates revenues primarily from consumption-based fees and subscriptions received for Google Cloud Platform services, Google Workspace communication and collaboration tools, and other enterprise services.
•Other Bets is a combination of multiple operating segments that are not individually material. Revenues from Other Bets are generated primarily from the sale of healthcare-related services and internet services.
Revenues, certain costs, such as costs associated with content and traffic acquisition, certain engineering activities, and devices, as well as certain operating expenses are directly attributable to our segments. Due to the integrated nature of Alphabet, other costs and expenses, such as technical infrastructure and office facilities, are managed centrally at a consolidated level. These costs, including the associated depreciation, are allocated to operating segments as a service cost generally based on usage, headcount, or revenue.
87.

Table of Contents	Alphabet Inc.
As announced in April 2024, we consolidated teams that focus on building general AI models across Google Research and Google DeepMind to further accelerate our progress in AI. General AI model development teams previously under Google Research in our Google Services segment are reported within Alphabet-level activities prospectively beginning in the second quarter of 2024. As further announced, in October 2024, the Gemini app team that is developing the direct consumer interface to our Gemini models joined Google DeepMind. The costs associated with the Gemini app team continue to be reported within our Google Services segment.
Certain costs are not allocated to our segments because they represent Alphabet-level activities. These costs primarily include certain AI-focused shared R&D activities, including development costs of our general AI models; corporate initiatives such as our philanthropic activities; corporate shared costs such as certain finance, human resource, and legal costs, including certain fines and settlements. Charges associated with employee severance and office space reductions during 2023 and 2024 were also not allocated to our segments. Additionally, hedging gains (losses) related to revenue are not allocated to our segments.
Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer, Sundar Pichai. Our CODM uses segment operating income (loss) to allocate resources to our segments in our annual planning process and to assess the performance of our segments, primarily by monitoring actual results versus the annual plan. Our operating segments are not evaluated using asset information.
The following table presents revenue, profitability, and expense information about our segments (in millions):

	Year Ended December 31,
	2022	2023	2024
Revenues:
Google Services	$253,528	$272,543	$304,930
Google Cloud	26,280	33,088	43,229
Other Bets	1,068	1,527	1,648
Hedging gains (losses)	1,960	236	211
Total revenues	$282,836	$307,394	$350,018
Operating income (loss):
Google Services	$82,699	$95,858	$121,263
Google Cloud	(1,922)	1,716	6,112
Other Bets	(4,636)	(4,095)	(4,444)
Alphabet-level activities	(1,299)	(9,186)	(10,541)
Total income from operations	$74,842	$84,293	$112,390
Supplemental information about our segment expenses:
Google Services:
Employee compensation expenses	$43,529	$46,224	$44,560
Other costs and expenses	127,300	130,461	139,107
Total Google Services costs and expenses	$170,829	$176,685	$183,667
Google Cloud:
Employee compensation expenses	$16,132	$19,054	$20,519
Other costs and expenses	12,070	12,318	16,598
Total Google Cloud costs and expenses	$28,202	$31,372	$37,117
Google Services and Google Cloud employee compensation expenses include the costs associated with direct and allocated employees. Google Services and Google Cloud other costs and expenses primarily include direct costs, such as advertising and promotional activities and third party services fees as well as allocated costs, such as technical infrastructure and office facilities usage costs. Additionally, Google Services other costs and expenses include content and traffic acquisition costs and device costs.
See Note 2 for information relating to revenues by geography.
88.

Table of Contents	Alphabet Inc.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31,
	2023	2024
Long-lived assets:
United States	$110,053	$138,993
International	38,383	45,631
Total long-lived assets	$148,436	$184,624
Note 16. Subsequent Event
In January 2025, we recognized an $8.0 billion unrealized gain on our non-marketable equity securities related to our investment in a private company. The unrealized gain reflects an increase in the fair value measurement of our investment following an observable transaction in January 2025. See Note 3 and Note 7 for further details on equity investments and OI&E.

89.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of its assessment with our Audit and Compliance Committee. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
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
ITEM 9B.OTHER INFORMATION
10b5-1 Trading Plans
During the quarter ended December 31, 2024, each of the following Section 16 director and officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•John Hennessy, Chair of the Board of Directors of Alphabet, through the John L. Hennessy & Andrea J. Hennessy Revocable Trust adopted a trading plan on November 5, 2024 (with the first trade under the plan scheduled for March 13, 2025). The trading plan will be effective until March 13, 2026 to sell 6,000 shares of Class C Capital Stock and 1,200 shares of Class A Common Stock.
•Sundar Pichai, Chief Executive Officer, together with the Pichai Family Foundation, adopted a trading plan on December 2, 2024 (with the first trade under the plan scheduled for April 2, 2025). The trading plan will be effective until April 18, 2026 to sell an aggregate of 876,000 shares of Class C Capital Stock.
There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the quarter ended December 31, 2024 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Policy Against Insider
90.

Table of Contents	Alphabet Inc.
Trading and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules, and regulations.
Compensatory Arrangements of Certain Officers
On April 16, 2024, the Leadership Development, Inclusion and Compensation Committee of the Board of Directors of Alphabet approved the accrual of dividend equivalent units to current and future holders of all unvested stock units in connection with any regular cash dividend that may be declared by the Board of Directors of Alphabet from time to time. As stock units are not outstanding shares of stock and thus would not otherwise be entitled to participate in any dividends, the crediting of dividend equivalent units is intended to preserve the equity-based incentives intended by the company when the stock units were granted and to treat the holders of unvested stock units consistently with all stockholders.
Required Disclosure Pursuant to Section 13(r) of the Exchange Act
As previously disclosed, Google LLC, a subsidiary of Alphabet, filed notifications with the Russian Federal Security Service (FSB) pursuant to Russian encryption control requirements, which must be complied with prior to the import of covered items. The information provided pursuant to Section 13(r) of the Exchange Act in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is incorporated herein by reference.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
91.

Table of Contents	Alphabet Inc.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (2025 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement and is incorporated herein by reference.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Alphabet by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Policy Against Insider Trading filed as an exhibit to this Annual Report on Form 10-K.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement and is incorporated herein by reference, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2025 Proxy Statement and is incorporated herein by reference.
92.

Table of Contents	Alphabet Inc.
PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
2. Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the allowance for credit losses and sales credits for the years ended December 31, 2022, 2023, and 2024 (in millions):

	Balance at Beginning of Year	Additions	Usage	Balance at End of Year
Year ended December 31, 2022	$1,389	$2,125	$(2,301)	$1,213
Year ended December 31, 2023	$1,213	$3,115	$(2,737)	$1,591
Year ended December 31, 2024	$1,591	$2,895	$(2,850)	$1,636

Note:	Additions to the allowance for credit losses are charged to expense. Additions to the allowance for sales credits are charged against revenues.
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
3. Exhibits

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
2.01		Agreement and Plan of Merger, dated October 2, 2015, by and among Google Inc., the Registrant and Maple Technologies Inc.	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
3.01		Amended and Restated Certificate of Incorporation of the Registrant	Current Report on Form 8-K (File No. 001-37580)	June 3, 2022
3.02		Amended and Restated Bylaws of the Registrant, dated October 19, 2022	Current Report on Form 8-K (File No. 001-37580)	October 25, 2022
4.01		Specimen Class A Common Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.02		Specimen Class C Capital Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.03	◆	Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.04		Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Larry Page and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.05		Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Sergey Brin and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.06		Joinder Agreement, dated December 31, 2021, among the Registrant, Sergey Brin and certain of his affiliates	Annual Report on Form 10-K (File No. 001-37580)	February 2, 2022
93.

Table of Contents	Alphabet Inc.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
4.07		Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Eric E. Schmidt and certain of its affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.08		Class C Undertaking, dated October 2, 2015, executed by the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.09		Indenture, dated February 12, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	Registration Statement on Form S-3 (File No. 333-209510)	February 12, 2016
4.10		Registrant Registration Rights Agreement dated December 14, 2015	Registration Statement on Form S-3 (File No. 333-209518)	February 12, 2016
4.11		First Supplemental Indenture, dated April 27, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 001-37580)	April 27, 2016
4.12		Form of the Registrant’s 1.998% Note due 2026	Current Report on Form 8-K (File No. 001-37580)	August 9, 2016
4.13		Form of Global Note representing the Registrant’s 0.450% notes due 2025	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.14		Form of Global Note representing the Registrant’s 0.800% notes due 2027	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.15		Form of Global Note representing the Registrant’s 1.100% notes due 2030	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.16		Form of Global Note representing the Registrant’s 1.900% notes due 2040	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.17		Form of Global Note representing the Registrant’s 2.050% notes due 2050	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.18		Form of Global Note representing the Registrant’s 2.250% notes due 2060	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.19		Description of Registrant’s Securities	Annual Report on Form 10-K (File No. 001-37580)	February 3, 2023
10.01	◆	Form of Indemnification Agreement entered into between the Registrant, its affiliates and its directors and officers	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.02	◆	Form of Offer Letter for Directors	Annual Report on Form 10-K (File No. 001-37580)	January 31, 2024
10.03	◆	Letter Agreement dated June 3, 2024, between Anat Ashkenazi and Alphabet	Current Report on Form 8-K (File No. 001-36380)	June 7, 2024
10.04	◆	Compensation Plan Agreement, dated October 2, 2015, between Google Inc. and the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.05	◆	Director Arrangements Agreement, dated October 2, 2015, between Google Inc. and the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.06	◆	Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.07	◆	Alphabet Inc. Amended and Restated 2012 Stock Plan	Current Report on Form 8-K (File No. 001-37580)	June 5, 2020
10.07.1	◆	Alphabet Inc. Amended and Restated 2012 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-37580)	February 4, 2020
10.08	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan	Current Report on Form 8-K (file No. 001-37580)	June 8, 2023
10.08.1	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q (file No. 001-37580)	July 28, 2021
94.

Table of Contents	Alphabet Inc.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.08.2	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	July 26, 2023
10.08.3	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan – Form of Alphabet Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	April 26, 2024
10.08.4	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet 2022 CEO Performance Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-37580)	February 3, 2023
10.08.5	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan – Form of Alphabet CEO Performance Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	April 26, 2024
10.08.6	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet 2022 Non-CEO Performance Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-37580)	February 2, 2022
10.08.7	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet 2023 Non-CEO Performance Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	July 26, 2023
10.08.8	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan – Form of Alphabet Non-CEO Performance Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	April 26, 2024
10.09	◆	Alphabet Inc. Company Bonus Plan, as amended	Annual Report on Form 10-K (File No. 001-37350)	February 2, 2023
19.01	*	Alphabet Inc. Policy Against Insider Trading
21.01	*	Subsidiaries of the Registrant
23.01	*	Consent of Independent Registered Public Accounting Firm
24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01	◆	Clawback Policy	Annual Report on Form 10-K (File No. 001-37350)	January 31, 2024
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
95.

Table of Contents	Alphabet Inc.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
_________________

◆	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.
ITEM 16.FORM 10-K SUMMARY
None.
96.

Table of Contents	Alphabet Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 4, 2025

ALPHABET INC.
By:	/S/ SUNDAR PICHAI
Sundar Pichai
Chief Executive Officer (Principal Executive Officer of the Registrant)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sundar Pichai and Anat Ashkenazi, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

97.

Table of Contents	Alphabet Inc.

Signature	Title	Date
/S/ SUNDAR PICHAI	Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2025
Sundar Pichai
/S/ ANAT ASHKENAZI	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 4, 2025
Anat Ashkenazi
/S/ AMIE THUENER O'TOOLE	Vice President, Corporate Controller and Principal Accounting Officer	February 4, 2025
Amie Thuener O'Toole
/S/ FRANCES H. ARNOLD	Director	February 4, 2025
Frances H. Arnold
/S/ SERGEY BRIN	Co-Founder and Director	February 4, 2025
Sergey Brin
/S/ R. MARTIN CHAVEZ	Director	February 4, 2025
R. Martin Chávez
/S/ L. JOHN DOERR	Director	February 4, 2025
L. John Doerr
/S/ ROGER W. FERGUSON JR.	Director	February 4, 2025
Roger W. Ferguson Jr.
/S/ JOHN L. HENNESSY	Director, Chair	February 4, 2025
John L. Hennessy
/S/ LARRY PAGE	Co-Founder and Director	February 4, 2025
Larry Page
/S/ K. RAM SHRIRAM	Director	February 4, 2025
K. Ram Shriram
/S/ ROBIN L. WASHINGTON	Director	February 4, 2025
Robin L. Washington

98.