Form 10-Q
period 2025-03-31
Alphabet Inc.
filed 2025-04-25
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 17, 2025, there were 5,820 million shares of Alphabet’s Class A stock outstanding, 856 million shares of Alphabet's Class B stock outstanding, and 5,459 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2025

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
•our long-term sustainability goals;
•our expectations regarding the timing and successful closing and integration of the Wiz, Inc. ("Wiz") acquisition, including the realization of anticipated benefits; and
•ongoing developments surrounding international trade and the related impact on the macroeconomic environment and our business;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q; the risks discussed in Part I, Item 1A, "Risk Factors" and the trends discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024; and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2024	As of March 31, 2025
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,466	$23,264
Marketable securities	72,191	72,064
Total cash, cash equivalents, and marketable securities	95,657	95,328
Accounts receivable, net	52,340	51,000
Other current assets	15,714	15,724
Total current assets	163,711	162,052
Non-marketable securities	37,982	51,029
Deferred income taxes	17,180	18,386
Property and equipment, net	171,036	185,062
Operating lease assets	13,588	13,722
Goodwill	31,885	32,173
Other non-current assets	14,874	12,950
Total assets	$450,256	$475,374
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,987	$8,497
Accrued compensation and benefits	15,069	9,984
Accrued expenses and other current liabilities	51,228	58,300
Accrued revenue share	9,802	9,965
Deferred revenue	5,036	4,908
Total current liabilities	89,122	91,654
Long-term debt	10,883	10,886
Income taxes payable, non-current	8,782	9,773
Operating lease liabilities	11,691	11,678
Other long-term liabilities	4,694	6,116
Total liabilities	125,172	130,107
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,211 (Class A 5,835, Class B 861, Class C 5,515) and 12,155 (Class A 5,825, Class B 856, Class C 5,474) shares issued and outstanding	84,800	86,725
Accumulated other comprehensive income (loss)	(4,800)	(4,086)
Retained earnings	245,084	262,628
Total stockholders’ equity	325,084	345,267
Total liabilities and stockholders’ equity	$450,256	$475,374
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2024	2025
Revenues	$80,539	$90,234
Costs and expenses:
Cost of revenues	33,712	36,361
Research and development	11,903	13,556
Sales and marketing	6,426	6,172
General and administrative	3,026	3,539
Total costs and expenses	55,067	59,628
Income from operations	25,472	30,606
Other income (expense), net	2,843	11,183
Income before income taxes	28,315	41,789
Provision for income taxes	4,653	7,249
Net income	$23,662	$34,540

Basic net income per share (Note 12)	$1.91	$2.84
Diluted net income per share (Note 12)	$1.89	$2.81
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	March 31,
	2024	2025
Net income	$23,662	$34,540
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $(18) and $45	(503)	663
Available-for-sale investments:
Change in net unrealized gains (losses)	(360)	645
Less: reclassification adjustment for net (gains) losses included in net income	311	(84)
Net change, net of income tax benefit (expense) of $14 and $(159)	(49)	561
Cash flow hedges:
Change in net unrealized gains (losses)	186	(313)
Less: reclassification adjustment for net (gains) losses included in net income	(71)	(197)
Net change, net of income tax benefit (expense) of $(23) and $131	115	(510)
Other comprehensive income (loss)	(437)	714
Comprehensive income	$23,225	$35,254
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended March 31, 2024
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	12,460	$76,534	$(4,402)	$211,247	$283,379
Stock issued	32	0	0	0	0
Stock-based compensation	0	5,293	0	0	5,293
Tax withholding related to vesting of restricted stock units and other	0	(2,996)	0	0	(2,996)
Repurchases of stock	(111)	(918)	0	(15,139)	(16,057)
Net income	0	0	0	23,662	23,662
Other comprehensive income (loss)	0	0	(437)	0	(437)
Balance as of March 31, 2024	12,381	$77,913	$(4,839)	$219,770	$292,844

	Three Months Ended March 31, 2025
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	12,211	$84,800	$(4,800)	$245,084	$325,084
Stock issued	27	0	0	0	0
Stock-based compensation	0	5,553	0	0	5,553
Tax withholding related to vesting of restricted stock units and other	0	(3,240)	0	0	(3,240)
Repurchases of stock	(83)	(815)	0	(14,486)	(15,301)
Dividends and dividend equivalents declared ($0.20 per share)	0	27	0	(2,510)	(2,483)
Sale of interest in consolidated entities	0	400	0	0	400
Net income	0	0	0	34,540	34,540
Other comprehensive income (loss)	0	0	714	0	714
Balance as of March 31, 2025	12,155	$86,725	$(4,086)	$262,628	$345,267
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	March 31,
	2024	2025
Operating activities
Net income	$23,662	$34,540
Adjustments:
Depreciation of property and equipment	3,413	4,487
Stock-based compensation expense	5,264	5,516
Deferred income taxes	419	(1,152)
Loss (gain) on debt and equity securities, net	(1,781)	(9,960)
Other	334	481
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	3,167	1,638
Income taxes, net	3,011	7,197
Other assets	(1,000)	(1,288)
Accounts payable	(2,124)	(880)
Accrued expenses and other liabilities	(5,054)	(5,045)
Accrued revenue share	(322)	116
Deferred revenue	(141)	500
Net cash provided by operating activities	28,848	36,150
Investing activities
Purchases of property and equipment	(12,012)	(17,197)
Purchases of marketable securities	(20,684)	(18,453)
Maturities and sales of marketable securities	24,985	20,345
Purchases of non-marketable securities	(1,206)	(958)
Maturities and sales of non-marketable securities	313	259
Acquisitions, net of cash acquired, and purchases of intangible assets	(61)	(340)
Other investing activities	101	150
Net cash used in investing activities	(8,564)	(16,194)
Financing activities
Net payments related to stock-based award activities	(2,929)	(3,110)
Repurchases of stock	(15,696)	(15,068)
Dividend payments	0	(2,434)
Proceeds from issuance of debt, net of costs	1,982	4,532
Repayments of debt	(3,079)	(4,521)
Proceeds from sale of interest in consolidated entities, net	8	400
Net cash used in financing activities	(19,714)	(20,201)
Effect of exchange rate changes on cash and cash equivalents	(125)	43
Net increase (decrease) in cash and cash equivalents	445	(202)
Cash and cash equivalents at beginning of period	24,048	23,466
Cash and cash equivalents at end of period	$24,493	$23,264
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Unaudited Interim Financial Information
These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and in our opinion, include all adjustments of a normal recurring nature necessary for fair financial statement presentation. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. We have made estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.
These consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes. Upon adoption we will be required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. We will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard is effective for our 2025 annual period and can be applied either prospectively or retrospectively. We are currently assessing the effect that the updated standard will have on our financial statement disclosures.
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
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended
	March 31,
	2024	2025
Google Search & other	$46,156	$50,702
YouTube ads	8,090	8,927
Google Network	7,413	7,256
Google advertising	61,659	66,885
Google subscriptions, platforms, and devices	8,739	10,379
Google Services total	70,398	77,264
Google Cloud	9,574	12,260
Other Bets	495	450
Hedging gains (losses)	72	260
Total revenues	$80,539	$90,234
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended
	March 31,
	2024		2025
United States	$38,737	48%	$43,964	49%
EMEA(1)	23,788	30	25,923	29
APAC(1)	13,289	16	14,854	16
Other Americas(1)	4,653	6	5,233	6
Hedging gains (losses)	72	0	260	0
Total revenues	$80,539	100%	$90,234	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of March 31, 2025, we had $92.4 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenue. We expect to recognize approximately 55% of the revenue backlog as revenues over the next 24 months with the remainder to be recognized thereafter. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2024 was $6.0 billion, of which $2.6 billion was recognized as revenues for the three months ended March 31, 2025. Total deferred revenue as of March 31, 2025 was $6.6 billion.
Note 3. Financial Instruments
Fair Value Measurements
Investments Measured at Fair Value on a Recurring Basis
Cash, cash equivalents, and marketable equity securities are measured at fair value and classified within

Table of Contents	Alphabet Inc.
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
The following tables summarize our cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

		As of December 31, 2024
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$2,217	$0	$0	$2,217	$2,081	$136
Government bonds	Level 2	27,551	83	(214)	27,420	50	27,370
Corporate debt securities	Level 2	18,300	79	(222)	18,157	0	18,157
Mortgage-backed and asset-backed securities	Level 2	14,437	63	(385)	14,115	0	14,115
Total investments with fair value change reflected in other comprehensive income(1)		62,505	225	(821)	61,909	2,131	59,778
Fair value adjustments recorded in net income
Money market funds	Level 1				8,154	8,154	0
Current marketable equity securities(2)	Level 1				4,708	0	4,708
Mutual funds	Level 2				105	0	105
Government bonds	Level 2				2,035	696	1,339
Corporate debt securities	Level 2				3,037	78	2,959
Mortgage-backed and asset-backed securities	Level 2				3,302	0	3,302
Total investments with fair value change recorded in net income					21,341	8,928	12,413
Cash					0	12,407	0
Total		$62,505	$225	$(821)	$83,250	$23,466	$72,191
(1)Represents gross unrealized gains and losses for debt securities recorded to accumulated other comprehensive income (AOCI).
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $266 million as of December 31, 2024 is included within other non-current assets.

Table of Contents	Alphabet Inc.

		As of March 31, 2025
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$2,618	$0	$0	$2,618	$2,618	$0
Government bonds	Level 2	28,459	329	(64)	28,724	1,403	27,321
Corporate debt securities	Level 2	18,133	138	(131)	18,140	0	18,140
Mortgage-backed and asset-backed securities	Level 2	14,072	103	(241)	13,934	0	13,934
Total investments with fair value change reflected in other comprehensive income(1)		63,282	570	(436)	63,416	4,021	59,395
Fair value adjustments recorded in net income
Money market funds	Level 1				8,662	8,662	0
Current marketable equity securities(2)	Level 1				4,744	0	4,744
Mutual funds	Level 2				54	0	54
Government bonds	Level 2				1,975	576	1,399
Corporate debt securities	Level 2				2,993	60	2,933
Mortgage-backed and asset-backed securities	Level 2				3,539	0	3,539
Total investments with fair value change recorded in net income					21,967	9,298	12,669
Cash					0	9,945	0
Total		$63,282	$570	$(436)	$85,383	$23,264	$72,064
(1)Represents gross unrealized gains and losses for debt securities recorded to AOCI.
(2)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $376 million as of March 31, 2025 is included within other non-current assets.
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
As of March 31, 2025, the carrying value of our non-marketable equity securities was $48.6 billion, of which $25.0 billion were remeasured at fair value during the three months ended March 31, 2025 and were primarily classified within Level 2 of the fair value hierarchy at the time of measurement.

Table of Contents	Alphabet Inc.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of March 31, 2025
Due in 1 year or less	$5,151
Due in 1 year through 5 years	37,361
Due in 5 years through 10 years	11,803
Due after 10 years	12,951
Total	$67,266
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$11,119	$(126)	$2,576	$(88)	$13,695	$(214)
Corporate debt securities	4,228	(17)	6,838	(168)	11,066	(185)
Mortgage-backed and asset-backed securities	5,222	(106)	3,813	(279)	9,035	(385)
Total	$20,569	$(249)	$13,227	$(535)	$33,796	$(784)

	As of March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$3,361	$(28)	$1,486	$(36)	$4,847	$(64)
Corporate debt securities	2,158	(1)	5,301	(106)	7,459	(107)
Mortgage-backed and asset-backed securities	3,155	(46)	3,123	(195)	6,278	(241)
Total	$8,674	$(75)	$9,910	$(337)	$18,584	$(412)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Three Months Ended
	March 31,
	2024	2025
Unrealized gain (loss) on fair value option debt securities	$(46)	$97
Gross realized gain on debt securities	68	266
Gross realized loss on debt securities	(480)	(175)
(Increase) decrease in allowance for credit losses	(4)	14
Total gain (loss) on debt securities recognized in other income (expense), net	$(462)	$202

Table of Contents	Alphabet Inc.
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
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2024			As of March 31, 2025
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$4,767	$21,240	$26,007	$4,640	$24,926	$29,566
Cumulative net gain (loss)(1)	312	14,291	14,603	534	23,703	24,237
Carrying value	$5,079	$35,531	$40,610	$5,174	$48,629	$53,803
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $22.7 billion and $32.3 billion of gains and $8.4 billion and $8.6 billion of losses (including impairments) as of December 31, 2024 and March 31, 2025, respectively.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in OI&E are summarized below (in millions):

	Three Months Ended
	March 31,
	2024	2025
Realized net gain (loss) on equity securities sold during the period	$95	$215
Unrealized net gain (loss) on marketable equity securities	164	227
Unrealized net gain (loss) on non-marketable equity securities(1)	1,984	9,316
Total gain (loss) on equity securities in other income (expense), net	$2,243	$9,758
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $2.8 billion and $9.7 billion of upward adjustments and $814 million and $399 million of downward adjustments (including impairments) for the three months ended March 31, 2024 and 2025, respectively.
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

	Three Months Ended March 31, 2025
	2024	2025
Total sale price	$1,090	$753
Total initial cost	661	592
Cumulative net gains (losses)	$429	$161
Equity Securities Accounted for Under the Equity Method
As of December 31, 2024 and March 31, 2025, equity securities accounted for under the equity method had a carrying value of approximately $2.0 billion in each period. Our share of gains and losses, including impairments, are included as a component of OI&E, in the Consolidated Statements of Income. See Note 7 for further details on OI&E. Certain of our equity method securities include our investments in VIEs where we are not the primary beneficiary. See Note 5 for further details on VIEs.

Table of Contents	Alphabet Inc.
Convertible Notes
As of December 31, 2024 and March 31, 2025, we had investments in convertible notes of $2.9 billion and $423 million, respectively. During the three months ended March 31, 2025, we converted $3.0 billion of our convertible notes into equity securities, which included gains from conversion of $416 million. These gains were recognized in OI&E within the Consolidated Statement of Income. See Note 7 for further details on OI&E.
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
As of March 31, 2025, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $151 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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

The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2024	As of March 31, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$20,315	$20,624
Fair value hedges	$1,562	$0
Net investment hedges	$6,986	$6,695
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$44,227	$40,612
Other contracts	$15,082	$12,549
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2024		As of March 31, 2025
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,054	$0	$236	$370
Derivatives not designated as hedging instruments:
Foreign exchange contracts	200	593	320	110
Other contracts	474	19	142	9
Total derivatives not designated as hedging instruments	674	612	462	119
Total	$1,728	$612	$698	$489
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
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Three Months Ended
	March 31,
	2024	2025
Derivatives in cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$155	$(339)
Amount excluded from the assessment of effectiveness	58	(61)
Derivatives in net investment hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	82	(206)
Total	$295	$(606)

 The table below presents the gains (losses) of derivatives included in the Consolidated Statements of Income: (in millions):

	Three Months Ended March 31,
	2024		2025
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$80,539	$2,843	$90,234	$11,183

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$74	$0	$242	$0
Amount excluded from the assessment of effectiveness (amortized)	(2)	0	18	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	(16)	0	(9)
Derivatives designated as hedging instruments	0	15	0	9
Amount excluded from the assessment of effectiveness	0	3	0	1
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	36	0	31
Effect of non designated hedges:
Foreign exchange contracts	0	21	0	65
Other contracts	0	76	0	(71)
Total gains (losses)	$72	$135	$260	$26
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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$1,776	$(48)	$1,728	$(516)	$(721)	$491
Derivatives liabilities	$660	$(48)	$612	$(516)	$(9)	$87

	As of March 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$798	$(100)	$698	$(301)	$(242)	$155
Derivatives liabilities	$589	$(100)	$489	$(301)	$(3)	$185
(1)The balances as of December 31, 2024 and March 31, 2025 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land, and offices throughout the world with varying lease terms.
Components of lease costs were as follows (in millions):

	Three Months Ended
	March 31,
	2024	2025
Operating lease cost	$804	$790
Finance lease cost:
Amortization of lease assets	83	96
Interest on lease liabilities	7	15
Finance lease cost	90	111
Variable lease cost	343	360
Total lease cost	$1,237	$1,261
Supplemental balance sheet information related to leases was as follows (in millions):

	As of December 31, 2024	As of March 31, 2025
Weighted average remaining lease term
Operating leases	7.8 years	7.9 years
Finance leases	10.4 years	10.2 years
Weighted average discount rate
Operating leases	3.4%	3.5%
Finance leases	2.8%	3.3%

	As of December 31, 2024	As of March 31, 2025
Operating leases:
Operating lease assets	$13,588	$13,722
Accrued expenses and other liabilities	$2,887	$2,873
Operating lease liabilities	11,691	11,678
Total operating lease liabilities	$14,578	$14,551
Finance Leases:
Property and equipment, at cost	$4,622	$5,219
Accumulated depreciation	(2,037)	(2,125)
Property and equipment, net	$2,585	$3,094
Accrued expenses and other liabilities	$235	$100
Other long-term liabilities	1,442	1,961
Total finance lease liabilities	$1,677	$2,061
Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	March 31,
	2024	2025
Cash payments for lease liabilities:
Operating cash flows used for operating leases	$842	$878
Operating cash flows used for finance leases	$7	$15
Financing cash flows used for finance leases(1)	$90	$192
Assets obtained in exchange for lease liabilities:
Operating leases	$404	$697
Finance leases	$19	$523
(1)Financing cash flows used for financing leases are included within financing activities of the Consolidated Statements of Cash Flows as repayments of debt.
Future lease payments as of March 31, 2025 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2025	$2,377	$224
2026	2,947	268
2027	2,425	270
2028	1,938	258
2029	1,536	232
Thereafter	5,741	1,254
Total future lease payments	16,964	2,506
Less imputed interest	(2,413)	(445)
Total lease liability balance	$14,551	$2,061
As of March 31, 2025, we have entered into leases primarily related to data centers that have not yet commenced with future lease payments of $17.3 billion, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2025 and 2031 with non-cancelable lease terms between one and 25 years.

Note 5. Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us, and their creditors do not have recourse to us. As of December 31, 2024 and March 31, 2025, assets that can only be used to settle obligations of these VIEs were $8.7 billion and $7.8 billion, respectively, and are primarily included in cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2024 and March 31, 2025, liabilities for which creditors only have recourse to the VIEs were $2.3 billion and $2.0 billion, respectively. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
As of December 31, 2024 and March 31, 2025, total noncontrolling interests (NCI) in our consolidated subsidiaries were $4.2 billion and $4.4 billion, respectively, of which $1.1 billion was redeemable noncontrolling interests (RNCI) in each period. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 7 for further details on OI&E.
Unconsolidated VIEs
We have investments in VIEs in which we are not the primary beneficiary. These VIEs include private companies that are primarily early stage companies and certain renewable energy entities in which activities involve power generation using renewable sources.
We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of these VIEs are not included in our consolidated financial statements. We account for these investments primarily as non-marketable equity securities or equity method investments, which are included within non-marketable securities on our Consolidated Balance Sheets. The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. As of December 31, 2024 and March 31, 2025, our future funding commitments related to unconsolidated VIE investments were $1.5 billion in each period.
Note 6. Debt
Short-Term Debt
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had $2.3 billion and $2.5 billion of commercial paper outstanding as of December 31, 2024 and March 31, 2025, respectively, with a weighted-average effective interest rate of 4.4% in each period. The estimated fair value of the commercial paper approximated its carrying value as of March 31, 2025.
Our short-term debt balance also includes the current portion of certain long-term debt.

Long-Term Debt
Total outstanding long-term debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2024	As of March 31, 2025
Debt
2016 Notes issuance	2026	2.00%	2.23%	$2,000	$2,000
2020 Notes issuance	2025 - 2060	0.45% - 2.25%	0.57% - 2.33%	10,000	10,000
Total face value of long-term debt				12,000	12,000
Unamortized discount and debt issuance costs				(118)	(114)
Less: Current portion of long-term notes(1)				(999)	(1,000)
Total long-term debt				$10,883	$10,886
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
The total estimated fair value of the outstanding notes was approximately $9.0 billion and $9.1 billion as of December 31, 2024 and March 31, 2025, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2025, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2025 and $6.0 billion expires in April 2028. In April 2025, we entered into a new $4.0 billion revolving credit facility expiring in April 2026. Additionally, in April 2025 we terminated the $6.0 billion revolving credit facility expiring in April 2028 and entered into a new $6.0 billion revolving credit facility expiring in April 2030. The interest rates for all credit facilities are determined based on a formula using certain market rates. No amounts were outstanding under the credit facilities as of December 31, 2024 and March 31, 2025.
Note 7. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $879 million and $915 million as of December 31, 2024 and March 31, 2025, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2024	As of March 31, 2025
Technical infrastructure(1)	$139,596	$150,992
Office space	43,714	44,871
Corporate and other assets	16,519	17,336
Property and equipment, in service	199,829	213,199
Less: accumulated depreciation	(79,390)	(83,778)
Add: assets not yet in service	50,597	55,641
Property and equipment, net	$171,036	$185,062
(1)    As of December 31, 2024 and March 31, 2025, approximately 60% of technical infrastructure assets were comprised of servers and network equipment. The remaining balance was comprised of data center land and buildings and related assets.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2024	As of March 31, 2025
Accrued purchases of property and equipment(1)	$7,104	$7,552
European Commission fines(2)	6,322	6,534
Accrued customer liabilities	4,304	4,163
Payables to brokers for unsettled investment trades	3,866	4,889
Income taxes payable, net	2,905	9,160
Other accrued expenses and current liabilities	26,727	26,002
Accrued expenses and other current liabilities	$51,228	$58,300
(1)    Additional property and equipment purchases of $3.2 billion and $3.8 billion as of December 31, 2024 and March 31, 2025, respectively, were included in accounts payable.
(2)    The amounts related to the European Commission (EC) fines, including any under appeal, are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets. Amounts include the effects of foreign exchange and interest. See Note 10 for further details.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2023	$(3,407)	$(965)	$(30)	$(4,402)
Other comprehensive income (loss) before reclassifications	(503)	(360)	128	(735)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	58	58
Amounts reclassified from AOCI	0	311	(71)	240
Other comprehensive income (loss)	(503)	(49)	115	(437)
Balance as of March 31, 2024	$(3,910)	$(1,014)	$85	$(4,839)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2024	$(5,080)	$(299)	$579	$(4,800)
Other comprehensive income (loss) before reclassifications	663	645	(252)	1,056
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(61)	(61)
Amounts reclassified from AOCI	0	(84)	(197)	(281)
Other comprehensive income (loss)	663	561	(510)	714
Balance as of March 31, 2025	$(4,417)	$262	$69	$(4,086)

The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Three Months Ended
		March 31,
AOCI Components	Location	2024	2025
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(399)	$104
	Benefit (provision) for income taxes	88	(20)
	Net of income tax	(311)	84
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	74	242
Interest rate contracts	Other income (expense), net	1	0
	Benefit (provision) for income taxes	(4)	(45)
	Net of income tax	71	197
Total amount reclassified, net of income tax		$(240)	$281
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended
	March 31,
	2024	2025
Interest income	$1,061	$1,001
Interest expense(1)	(94)	(34)
Foreign currency exchange gain (loss), net	(238)	(106)
Gain (loss) on debt securities, net	(462)	202
Gain (loss) on equity securities, net	2,243	9,758
Performance fees	104	(40)
Income (loss) and impairment from equity method investments, net	(26)	(22)
Other	255	424
Other income (expense), net	$2,843	$11,183
(1)Interest expense is net of interest capitalized of $43 million and $79 million for the three months ended March 31, 2024 and 2025, respectively.
Note 8. Acquisitions
Pending Acquisition
In March 2025, we entered into a definitive agreement to acquire Wiz, a leading cloud security platform, for $32.0 billion, subject to closing adjustments, in an all-cash transaction. The acquisition of Wiz is expected to close in 2026, subject to customary closing conditions, including the receipt of regulatory approvals. Upon the close of the acquisition, Wiz will be part of the Google Cloud segment.
Note 9. Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2024	$23,521	$7,490	$874	$31,885
Additions	289	0	0	289
Foreign currency translation and other adjustments	(2)	0	1	(1)
Balance as of March 31, 2025	$23,808	$7,490	$875	$32,173

Note 10. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $8.6 billion as of March 31, 2025, of which the majority is paid quarterly through the first quarter of 2030.
Indemnifications
In the normal course of business, including to facilitate transactions in our services and products and corporate activities, we indemnify certain parties, including advertisers, Google Network partners, distribution partners, customers of Google Cloud offerings, lessors, and service providers with respect to certain matters. We have agreed to defend and/or indemnify certain parties against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
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
As of March 31, 2025, we did not have any material indemnification claims that were probable or reasonably possible.
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
Antitrust Matters
We are subject to formal and informal inquiries and investigations as well as litigation on various competition matters by regulatory authorities and private parties in the U.S., Europe, and other jurisdictions globally, including the following:
•Shopping: In June 2017, the EC announced its decision that certain actions taken by Google relating to its display and ranking of shopping search results and ads infringed European antitrust laws and imposed a €2.4 billion fine. In 2024, we made a cash payment of $3.0 billion for the fine.
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
Further, in June 2022, the Australian Competition and Consumer Commission and in October 2023, the Japanese Fair Trade Commission (JFTC) each opened an investigation into Search distribution practices. In April 2025, the JFTC issued a cease-and-desist order requiring us to make changes to our Android agreements to ensure they are consistent with Japanese antitrust law. The JFTC did not impose monetary penalties. We are constructively engaging with JFTC regarding compliance with the order.
Given the nature of these matters, we cannot estimate a possible loss.

•Advertising Technology: In December 2020, a number of state Attorneys General filed a lawsuit in the U.S. District Court for the Eastern District of Texas alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology, and a trial is scheduled for August 2025. Additionally, in January 2023, the DOJ, along with a number of state Attorneys General, filed a lawsuit in the U.S. District Court for the Eastern District of Virginia alleging that Google violated U.S. antitrust laws relating to its advertising technology, and a number of additional state Attorneys General subsequently joined the lawsuit. In April 2025, the U.S. District Court for the Eastern District of Virginia issued a mixed decision in the DOJ case against Google, ruling that the DOJ failed to show that Google’s advertiser tools or acquisitions of DoubleClick and AdMeld were anticompetitive, but that Google’s publisher tools violated antitrust laws by excluding rivals. We plan to appeal the adverse portion of this decision.
Further, in June 2023, the EC issued a Statement of Objections informing Google of its preliminary view that Google violated European antitrust laws relating to its advertising technology, to which we responded. In September 2024, the UK also issued a Statement of Objections on similar grounds, to which we responded.
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
•European Digital Markets Act: In March 2024, the EC opened two investigations regarding Google's compliance with certain provisions of EU's Digital Markets Act relating to Google Play and Search. In March 2025, the EC issued preliminary findings of non-compliance in both investigations, to which we plan to respond in the coming weeks. Given the preliminary stages of this matter, we cannot estimate a possible loss.
In addition to these antitrust proceedings, private individual and collective actions that overlap with claims pursued by regulatory authorities are pending in the U.S. and in several other jurisdictions, including across Europe. Given the nature of these matters, we cannot estimate a possible loss.

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

Note 11. Stockholders' Equity
Share Repurchases
In the three months ended March 31, 2025, we continued to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. During the three months ended March 31, 2025, we repurchased $15.3 billion of Alphabet's Class A and Class C shares.
In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. As of March 31, 2025, $29.5 billion remained available for Class A and Class C share repurchases. In April 2025, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of Class A and Class C shares.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended March 31, 2025
	Shares	Amount
Class A share repurchases	15	$2,766
Class C share repurchases	68	12,535
Total share repurchases(1)	83	$15,301
(1)    Shares repurchased include unsettled repurchases.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
Dividends
In the three months ended March 31, 2025, total cash dividends were $1.2 billion, $171 million, and $1.1 billion for Class A, Class B, and Class C shares, respectively.
In April 2025, the Board of Directors of Alphabet declared a quarterly cash dividend of $0.21 representing a 5% increase from the previous quarterly dividend of $0.20. The dividend is payable on June 16, 2025 to stockholders of record for each of the company’s Class A, Class B, and Class C shares as of June 9, 2025.
The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.

Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended March 31,
	2024				2025
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$0	$0	$0	$0	$1,167	$171	$1,096	$2,434
Allocation of undistributed earnings	11,213	1,656	10,793	23,662	15,367	2,264	14,475	32,106
Net income	$11,213	$1,656	$10,793	$23,662	$16,534	$2,435	$15,571	$34,540
Denominator
Number of shares used in per share computation	5,883	869	5,663	12,415	5,831	859	5,493	12,183
Basic net income per share	$1.91	$1.91	$1.91	$1.91	$2.84	$2.83	$2.83	$2.84
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$11,213	$1,656	$10,793	$23,662	$16,534	$2,435	$15,571	$34,540
Reallocation of total earnings as a result of conversion of Class B to Class A shares	1,656	0	0	_(1)	2,435	0	0	_(1)
Reallocation of undistributed earnings	(115)	(15)	115	_(1)	(156)	(20)	156	_(1)
Net income	$12,754	$1,641	$10,908	$23,662	$18,813	$2,415	$15,727	34,540
Denominator
Number of shares used in basic computation	5,883	869	5,663	12,415	5,831	859	5,493	12,183
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	869	0	0	_(1)	859	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	112	112	0	0	108	108
Number of shares used in per share computation	6,752	869	5,775	12,527	6,690	859	5,601	12,291
Diluted net income per share	$1.89	$1.89	$1.89	$1.89	$2.81	$2.81	$2.81	$2.81
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

Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended March 31, 2024 and 2025, total stock-based compensation (SBC) expense was $5.3 billion and $5.5 billion, including amounts associated with awards we expect to settle in Alphabet stock of $5.1 billion and $5.3 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs), which include dividend equivalents awarded to holders of unvested stock, for the three months ended March 31, 2025 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	299	$122.77
Granted	135	$176.15
Vested	(44)	$124.19
Forfeited/canceled	(6)	$127.79
Unvested as of March 31, 2025	384	$141.29
As of March 31, 2025, there was $52.5 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.9 years.
Note 14. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended
	March 31,
	2024	2025
Income before provision for income taxes	$28,315	$41,789
Provision for income taxes	$4,653	$7,249
Effective tax rate	16.4%	17.3%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $12.6 billion and $13.5 billion, of which $10.0 billion and $10.8 billion, if recognized, would affect our effective tax rate, as of December 31, 2024 and March 31, 2025, respectively.
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

Certain costs are not allocated to our segments because they represent Alphabet-level activities. These costs primarily include certain AI-focused shared R&D activities, including development costs of our general AI models; corporate initiatives such as our philanthropic activities; corporate shared costs such as certain finance, human resource, and legal costs, including certain fines and settlements. Charges associated with employee severance and office space reductions are also not allocated to our segments. Additionally, hedging gains (losses) related to revenue are not allocated to our segments.
Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer, Sundar Pichai. Our CODM uses segment operating income (loss) to allocate resources to our segments in our annual planning process and to assess the performance of our segments, primarily by monitoring actual results versus the annual plan. Our operating segments are not evaluated using asset information.
The following table presents revenue, profitability, and expense information about our segments (in millions):

	Three Months Ended
	March 31,
	2024	2025
Revenues:
Google Services	$70,398	$77,264
Google Cloud	9,574	12,260
Other Bets	495	450
Hedging gains (losses)	72	260
Total revenues	$80,539	$90,234
Operating income (loss):
Google Services	$27,897	$32,682
Google Cloud	900	2,177
Other Bets	(1,020)	(1,226)
Alphabet-level activities	(2,305)	(3,027)
Total income from operations	$25,472	$30,606
Supplemental information about segment expenses:
Google Services:
Employee compensation expenses	$11,511	$11,337
Other costs and expenses	30,990	33,245
Total Google Services costs and expenses	$42,501	$44,582
Google Cloud:
Employee compensation expenses	$5,157	$5,412
Other costs and expenses	3,517	4,671
Total Google Cloud costs and expenses	$8,674	$10,083
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
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2024	As of March 31, 2025
Long-lived assets:
United States	$138,993	$149,304
International	45,631	49,480
Total long-lived assets	$184,624	$198,784

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with "Note About Forward-Looking Statements" and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, including Part I, Item 1A "Risk Factors."
Understanding Alphabet’s Financial Results
Alphabet is a collection of businesses — the largest of which is Google. We report Google in two segments, Google Services and Google Cloud; we also report all non-Google businesses collectively as Other Bets. For further details on our segments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Revenues and Monetization Metrics
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure, platform services, and applications; sales of other products and services, such as fees received for subscription-based products, apps and in-app purchases, and devices. For additional information on how we recognize revenue, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
In addition to the long-term trends and their financial effect on our business discussed in "Trends in Our Business and Financial Effect" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, fluctuations in our revenues have been and may continue to be affected by a combination of factors, including:
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
Google Cloud
Google Cloud revenues are comprised of the following:
•Google Cloud Platform, which generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as AI offerings including our AI infrastructure, Vertex AI platform, and Gemini for Google Cloud: cybersecurity; and data and analytics;
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

Costs and Expenses
Our cost structure has two components: cost of revenues and operating expenses. Our operating expenses include costs related to R&D, sales and marketing, and general and administrative functions. Certain of our costs and expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to changes in revenue. Additionally, fluctuations in employee compensation expenses may not directly correlate with changes in headcount due to factors such as annual SBC awards that generally vest over four years.
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
For additional information, including how we account for our investments and factors that can drive fluctuations in the value of our investments, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as well as Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Provision for income taxes represents the estimated amount of federal, state, and foreign income taxes incurred in the U.S. and the many jurisdictions in which we operate. The provision includes the effect of reserve provisions and changes to reserves that are considered appropriate as well as the related net interest and penalties.
For additional information, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as well as Note 14 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
The following table summarizes consolidated financial results (in millions, except per share information and percentages):

	Three Months Ended
	March 31,
	2024	2025	$ Change	% Change
Consolidated revenues	$80,539	$90,234	$9,695	12%
Change in consolidated constant currency revenues(1)				14%

Cost of revenues	$33,712	$36,361	$2,649	8%
Operating expenses	$21,355	$23,267	$1,912	9%

Operating income	$25,472	$30,606	$5,134	20%
Operating margin	32%	34%		2%

Other income (expense), net	$2,843	$11,183	$8,340	293%

Net income	$23,662	$34,540	$10,878	46%
Diluted EPS (2)	$1.89	$2.81	$0.92	49%
(1)    See "Use of Non-GAAP Constant Currency Information" below for details relating to our use of constant currency information.
(2)    For additional information on the calculation of diluted EPS, see Note 12 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Revenues were $90.2 billion, an increase of 12% year over year, primarily driven by an increase in Google Services revenues of $6.9 billion, or 10%, and an increase in Google Cloud revenues of $2.7 billion, or 28%.
•Total constant currency revenues, which exclude the effect of hedging, increased 14% year over year.
•Cost of revenues was $36.4 billion, an increase of 8% year over year, primarily driven by increases in content acquisition costs, TAC, and depreciation expense.

•Operating expenses were $23.3 billion, an increase of 9% year over year, primarily driven by increases in depreciation expense, employee compensation expenses, and other technical infrastructure operations costs.
Other Information:
•In March 2025, we entered into a definitive agreement to acquire Wiz, a leading cloud security platform, for $32.0 billion, subject to closing adjustments, in an all-cash transaction. The acquisition of Wiz is expected to close in 2026, subject to customary closing conditions, including the receipt of regulatory approvals. Upon the close of the acquisition, Wiz will be part of the Google Cloud segment.
•In April 2025, the Board of Directors of Alphabet declared a quarterly cash dividend of $0.21 representing a 5% increase from the previous quarterly dividend of $0.20. The dividend is payable on June 16, 2025 to stockholders of record for each of the company’s Class A, Class B, and Class C shares as of June 9, 2025. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q
•Repurchases of Class A and Class C shares were $2.8 billion and $12.5 billion, respectively, totaling $15.3 billion for the three months ended March 31, 2025. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•OI&E of $11.2 billion for the three months ended March 31, 2025 included an $8.0 billion unrealized gain on our non-marketable equity securities related to our investment in a private company.
•Operating cash flow was $36.2 billion for the three months ended March 31, 2025.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $17.2 billion for the three months ended March 31, 2025.
•As of March 31, 2025, we had 185,719 employees.
We are monitoring ongoing developments surrounding international trade and the macroeconomic environment. As a result of volatility in international trade and financial markets, we may experience direct and indirect effects on our business, operations, and financial results. Our past results may not be indicative of our future performance, and our financial results may differ materially from historical trends.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended
	March 31,
	2024	2025
Google Search & other	$46,156	$50,702
YouTube ads	8,090	8,927
Google Network	7,413	7,256
Google advertising	61,659	66,885
Google subscriptions, platforms, and devices	8,739	10,379
Google Services total	70,398	77,264
Google Cloud	9,574	12,260
Other Bets	495	450
Hedging gains (losses)	72	260
Total revenues	$80,539	$90,234

Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $4.5 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.
YouTube ads
YouTube ads revenues increased $837 million from the three months ended March 31, 2024 to the three months ended March 31, 2025. The growth was driven by our direct response advertising products followed by our brand advertising products, both of which benefited from increased spending by our advertisers.
Google Network
Google Network revenues decreased $157 million from the three months ended March 31, 2024 to the three months ended March 31, 2025, primarily due to the unfavorable effect of foreign currency exchange rates and a decrease in Google Ad Manager and AdMob revenues. These decreases were partially offset by an increase in AdSense revenues.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from three months ended March 31, 2024 to three months ended March 31, 2025:

Google Search & other
Paid clicks change	2%
Cost-per-click change	7%
Google Network
Impressions change	(5)%
Cost-per-impression change	4%
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
Google subscriptions, platforms, and devices
Google subscriptions, platforms, and devices revenues increased $1.6 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025. The growth was primarily driven by an increase in subscription revenues. The increase in subscription revenues was primarily due to growth in the number of paid subscribers across both YouTube services and Google One.
Google Cloud
Google Cloud revenues increased $2.7 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025 primarily driven by growth in Google Cloud Platform largely from infrastructure services.

Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended
	March 31,
	2024	2025
United States	48%	49%
EMEA	30%	29%
APAC	16%	16%
Other Americas	6%	6%
Hedging gains (losses)	0%	0%
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

The following table presents the foreign currency exchange effect on international revenues and total revenues (in millions, except percentages):

			Three Months Ended March 31, 2025
					% Change from Prior Period
	Three Months Ended March 31,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2024	2025
United States	$38,737	$43,964	$0	$43,964	13%		0%	13%
EMEA	23,788	25,923	(724)	26,647	9%		(3)%	12%
APAC	13,289	14,854	(381)	15,235	12%		(3)%	15%
Other Americas	4,653	5,233	(500)	5,733	12%		(11)%	23%
Revenues, excluding hedging effect	80,467	89,974	(1,605)	91,579	12%		(2)%	14%
Hedging gains (losses)	72	260
Total revenues(1)	$80,539	$90,234		$91,579	12%	0%	(2)%	14%
(1)Total constant currency revenues of $91.6 billion for the three months ended March 31, 2025 increased $11.1 billion compared to $80.5 billion in revenues, excluding hedging effect, for the three months ended March 31, 2024.
EMEA revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the euro.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Japanese yen, Australian dollar, and South Korean won.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended
	March 31,
	2024	2025
TAC	$12,946	$13,748
Other cost of revenues	20,766	22,613
Total cost of revenues	$33,712	$36,361
Total cost of revenues as a percentage of revenues	42%	40%
Cost of revenues increased $2.6 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025 due to an increase in other cost of revenues and TAC of $1.8 billion and $802 million, respectively.
The increase in TAC from the three months ended March 31, 2024 to the three months ended March 31, 2025 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 21.0% to 20.6% from the three months ended March 31, 2024 to the three months ended March 31, 2025 primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rate on Google Search & other revenues increased from the three months ended March 31, 2024 to the three months ended March 31, 2025 primarily due to increases related to mobile searches, which carries higher TAC because more mobile searches are channeled through paid access points. The TAC rate on Google Network revenues decreased from the three months ended March 31, 2024 to the three months ended March 31, 2025 due to a combination of factors, none of which were individually significant.
The increase in other cost of revenues from the three months ended March 31, 2024 to the three months ended March 31, 2025 was primarily due to increases in content acquisition costs, largely for YouTube, depreciation expense, and other technical infrastructure operations costs.

Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2024	2025
Research and development expenses	$11,903	$13,556
Research and development expenses as a percentage of revenues	15%	15%
R&D expenses increased $1.7 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025, primarily driven by increases in employee compensation expenses of $697 million and depreciation expense of $491 million.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2024	2025
Sales and marketing expenses	$6,426	$6,172
Sales and marketing expenses as a percentage of revenues	8%	7%
Sales and marketing expenses decreased $254 million from the three months ended March 31, 2024 to the three months ended March 31, 2025 primarily driven by a decrease in employee compensation expenses of $307 million.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2024	2025
General and administrative expenses	$3,026	$3,539
General and administrative expenses as a percentage of revenues	4%	4%
General and administrative expenses increased $513 million from the three months ended March 31, 2024 to the three months ended March 31, 2025, primarily driven by an increase in charges related to legal and other matters of $292 million and a combination of other factors, none of which were individually significant.
Segment Profitability
We report our segment results as Google Services, Google Cloud, and Other Bets. Additionally, certain costs are not allocated to our segments because they represent Alphabet-level activities. For further details on our segments, Note 15 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

The following table presents segment operating income (loss) (in millions):

	Three Months Ended
	March 31,
	2024	2025
Operating income (loss):
Google Services	$27,897	$32,682
Google Cloud	900	2,177
Other Bets	(1,020)	(1,226)
Alphabet-level activities(1)	(2,305)	(3,027)
Total income from operations	$25,472	$30,606
(1)In addition to the costs included in Alphabet-level activities, hedging gains (losses) related to revenue were $72 million and $260 million for the three months ended March 31, 2024 and 2025, respectively. Alphabet-level activities include all of the charges related to employee severance and office space charges.
Google Services
Google Services operating income increased $4.8 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in content acquisition costs and TAC.
Google Cloud
Google Cloud operating income increased $1.3 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in usage costs for technical infrastructure and employee compensation expenses.
Other Bets
Other Bets operating loss increased $206 million from the three months ended March 31, 2024 to the three months ended March 31, 2025. The increase in operating loss was due to a combination of factors, none of which were individually significant.
Other Income (Expense), Net
The following table presents OI&E (in millions):

	Three Months Ended
	March 31,
	2024	2025
Interest income	$1,061	$1,001
Interest expense	(94)	(34)
Foreign currency exchange gain (loss), net	(238)	(106)
Gain (loss) on debt securities, net	(462)	202
Gain (loss) on equity securities, net	2,243	9,758
Performance fees	104	(40)
Income (loss) and impairment from equity method investments, net	(26)	(22)
Other	255	424
Other income (expense), net	$2,843	$11,183
OI&E, net increased $8.3 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025 primarily due to an increase in net gains on equity securities. The net gains on equity securities were due to net unrealized gains on non-marketable equity securities driven by fair value adjustments related to observable transactions.
For additional information, see Note 3 and Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended
	March 31,
	2024	2025
Income before provision for income taxes	$28,315	$41,789
Provision for income taxes	$4,653	$7,249
Effective tax rate	16.4%	17.3%
The effective tax rate increased from the three months ended March 31, 2024 to the three months ended March 31, 2025. This increase was primarily due to lower effective tax rate impacts in the U.S. federal Foreign Derived Intangible Income tax deduction, R&D credits, and stock-based compensation-related tax benefits.
The OECD is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Some countries have already implemented the legislation effective January 1, 2024, and we expect others to follow, however this did not have a material effect on our income tax provision for the period ending March 31, 2025.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of March 31, 2025, we had $95.3 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents cash flows (in millions):

	Three Months Ended
	March 31,
	2024	2025
Net cash provided by operating activities	$28,848	$36,150
Net cash used in investing activities	$(8,564)	$(16,194)
Net cash used in financing activities	$(19,714)	$(20,201)
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
Net cash provided by operating activities increased from the three months ended March 31, 2024 to the three months ended March 31, 2025 due to an increase in cash received from customers, partially offset by an increase in cash payments for cost of revenues and operating expenses.

Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the three months ended March 31, 2024 to the three months ended March 31, 2025 primarily due to an increase in purchases of property and equipment and a decrease in maturities and sales of marketable securities, partially offset by a decrease in purchases of marketable securities. The increase in purchases of property and equipment is primarily driven by investments in technical infrastructure.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, payment of dividends, and repayments of debt.
Net cash used in financing activities increased from the three months ended March 31, 2024 to the three months ended March 31, 2025 due to dividend payments, partially offset by an increase in proceeds from issuance of debt, net of repayments.
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
During the three months ended March 31, 2024 and 2025, we spent $12.0 billion and $17.2 billion on capital expenditures, respectively. We expect to increase, relative to 2024, our investment in our technical infrastructure, including servers, network equipment, and data centers, to support the growth of our business and our long-term initiatives, in particular in support of AI products and services. Depreciation of our property and equipment commences when such assets are ready for our intended use. For the three months ended March 31, 2024 and 2025, depreciation on property and equipment was $3.4 billion and $4.5 billion, respectively.
Leases
As of March 31, 2025, the amount of total future lease payments under operating and finance leases was $17.0 billion and $2.5 billion, respectively.
As of March 31, 2025, we have entered into leases primarily related to data centers that have not yet commenced with future lease payments of $17.3 billion. These leases will commence between 2025 and 2031 with non-cancelable lease terms between one and 25 years.

For additional information on leases, see Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Financing
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2025, we had $2.5 billion of short-term commercial paper outstanding.
As of March 31, 2025, we had senior unsecured notes outstanding with a total carrying value of $11.9 billion.
As of March 31, 2025, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2025 and $6.0 billion expiring in April 2028. In April 2025, we entered into a new $4.0 billion revolving credit facility expiring in April 2026. Additionally, we terminated the $6.0 billion revolving credit facility expiring in April 2028 and entered into a new $6.0 billion revolving credit facility expiring in April 2030. The interest rates for all credit facilities are determined based on a formula using certain market rates. No amounts have been borrowed under the credit facilities.
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
Share Repurchase Program
During the three months ended March 31, 2025, we repurchased and subsequently retired 83 million shares for $15.3 billion.
In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. As of March 31, 2025, $29.5 billion remained available for Class A and Class C share repurchases. In April 2025, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of Class A and Class C shares.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended March 31, 2025
	Shares	Amount
Class A share repurchases	15	$2,766
Class C share repurchases	68	12,535
Total share repurchases(1)	83	$15,301
(1)Shares repurchased include unsettled repurchases.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Dividend Program
In the three months ended March 31, 2025, total cash dividends were $1.2 billion, $171 million, and $1.1 billion for Class A, Class B, and Class C shares, respectively.
In April 2025, the Board of Directors of Alphabet declared a quarterly cash dividend of $0.21 representing a 5% increase from the previous quarterly dividend of $0.20. The dividend is payable on June 16, 2025 to stockholders of record for each of the company’s Class A, Class B, and Class C shares as of June 9, 2025.
The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.

European Commission Fines
In 2018 and 2019, the EC announced decisions that certain actions taken by Google infringed European competition law and imposed fines of €4.3 billion ($5.1 billion as of June 30, 2018) and €1.5 billion ($1.7 billion as of March 20, 2019), respectively.
In September 2022, the General Court affirmed the EC decision but reduced the 2018 fine from €4.3 billion to €4.1 billion. We subsequently appealed the General Court's affirmation of the EC with the European Court of Justice, which remains pending.
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
Taxes
As of March 31, 2025, we had income taxes payable of $2.7 billion related to a one-time transition tax payable incurred as a result of the U.S. Tax Cuts and Jobs Act, which is due in 2025. We also had long-term taxes payable of $9.8 billion primarily related to uncertain tax positions as of March 31, 2025.
Purchase Commitments and Other Contractual Obligations
As of March 31, 2025, we had material purchase commitments and other contractual obligations of $62.1 billion, of which $41.5 billion was short-term. These amounts primarily consist of purchase orders for certain technical infrastructure as well as the non-cancelable portion or the minimum cancellation fee in certain agreements related to commitments to purchase licenses, including content licenses, inventory, and network capacity. For those agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of March 31, 2025. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For more information related to our content licenses, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
In addition, we regularly enter into multi-year, non-cancellable agreements to purchase renewable energy and energy attributes, such as renewable energy certificates. These agreements do not include a minimum dollar commitment. The amounts to be paid under these agreements are based on the actual volumes to be generated and are not readily determinable.
We may experience increases in the costs associated with our purchase commitments and other contractual obligations as a result of ongoing developments surrounding international trade. For details on risks related to our manufacturing and supply chain and other risks, refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ending December 31, 2024.
Pending Acquisition
In March 2025, we entered into a definitive agreement to acquire Wiz, a leading cloud security platform, for $32.0 billion, subject to closing adjustments, in an all-cash transaction. The acquisition of Wiz is expected to close in 2026, subject to customary closing conditions, including the receipt of regulatory approvals. For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
See Part II, Item 7, "Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We webcast via our investor relations YouTube channel and website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. We also share Google news and product updates on Google’s Keyword blog at https://www.blog.google/ and News From Google page on X at x.com/NewsFromGoogle, and our executive officers may also use certain social media channels, such as X and LinkedIn, to communicate information about earnings results and company updates, which may be of interest or material to our investors. Further, corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Governance." The information contained on, or that may be accessed through our websites or our executive officers' social media channels, is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II.     OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 10 “Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, which could harm our business, reputation, financial condition, and operating results, and affect the trading price of our Class A and Class C stock.
For additional information about the ongoing material legal proceedings to which we are subject, see Legal Proceedings in Part II, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended March 31, 2025.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - 31	3,884	21,503	$197.44	$198.13	25,387	$39,708
February 1 - 28	4,749	22,382	$185.61	$187.68	27,131	$34,662
March 1 - 31	6,707	24,239	$166.64	$168.09	30,946	$29,504
Total	15,340	68,124			83,464
(1)    Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date. For additional information related to share repurchases, see Note 11 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)    Average price paid per share includes costs associated with the repurchases.
ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the quarter ended March 31, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the quarter ended March 31, 2025 by our directors and Section 16 officers.

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

ALPHABET INC.
April 24, 2025	By:	/s/ ANAT ASHKENAZI
Anat Ashkenazi
Senior Vice President, Chief Financial Officer

ALPHABET INC.
April 24, 2025	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President, Corporate Controller and Principal Accounting Officer