Form 10-Q
period 2025-06-30
Alphabet Inc.
filed 2025-07-24
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
(650) 253-0000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	GOOGL	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Class C Capital Stock, $0.001 par value	GOOG	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
2.500% Senior Notes due 2029	—	Nasdaq Stock Market LLC
3.000% Senior Notes due 2033	—	Nasdaq Stock Market LLC
3.375% Senior Notes due 2037	—	Nasdaq Stock Market LLC
3.875% Senior Notes due 2045	—	Nasdaq Stock Market LLC
4.000% Senior Notes due 2054	—	Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 16, 2025, there were 5,817 million shares of Alphabet’s Class A stock outstanding, 847 million shares of Alphabet's Class B stock outstanding, and 5,430 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2025

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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2024	As of June 30, 2025
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,466	$21,036
Marketable securities	72,191	74,112
Total cash, cash equivalents, and marketable securities	95,657	95,148
Accounts receivable, net	52,340	55,048
Other current assets	15,714	16,020
Total current assets	163,711	166,216
Non-marketable securities	37,982	52,574
Deferred income taxes	17,180	19,289
Property and equipment, net	171,036	203,231
Operating lease assets	13,588	14,255
Goodwill	31,885	32,335
Other non-current assets	14,874	14,153
Total assets	$450,256	$502,053
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,987	$8,347
Accrued compensation and benefits	15,069	12,168
Accrued expenses and other current liabilities	51,228	52,039
Accrued revenue share	9,802	9,787
Deferred revenue	5,036	4,969
Total current liabilities	89,122	87,310
Long-term debt	10,883	23,607
Income taxes payable, non-current	8,782	10,027
Operating lease liabilities	11,691	11,952
Other long-term liabilities	4,694	6,241
Total liabilities	125,172	139,137
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,211 (Class A 5,835, Class B 861, Class C 5,515) and 12,104 (Class A 5,816, Class B 849, Class C 5,439) shares issued and outstanding	84,800	89,283
Accumulated other comprehensive income (loss)	(4,800)	(2,127)
Retained earnings	245,084	275,760
Total stockholders’ equity	325,084	362,916
Total liabilities and stockholders’ equity	$450,256	$502,053
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Revenues	$84,742	$96,428	$165,281	$186,662
Costs and expenses:
Cost of revenues	35,507	39,039	69,219	75,400
Research and development	11,860	13,808	23,763	27,364
Sales and marketing	6,792	7,101	13,218	13,273
General and administrative	3,158	5,209	6,184	8,748
Total costs and expenses	57,317	65,157	112,384	124,785
Income from operations	27,425	31,271	52,897	61,877
Other income (expense), net	126	2,662	2,969	13,845
Income before income taxes	27,551	33,933	55,866	75,722
Provision for income taxes	3,932	5,737	8,585	12,986
Net income	$23,619	$28,196	$47,281	$62,736

Basic net income per share (Note 12)	$1.91	$2.33	$3.82	$5.16
Diluted net income per share (Note 12)	$1.89	$2.31	$3.78	$5.12
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Net income	$23,619	$28,196	$47,281	$62,736
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $(26), $190, $(44), and $235	(447)	2,610	(950)	3,273
Available-for-sale investments:
Change in net unrealized gains (losses)	(93)	191	(453)	836
Less: reclassification adjustment for net (gains) losses included in net income	230	(29)	541	(113)
Net change, net of income tax benefit (expense) of $(40), $(46), $(26), and $(205)	137	162	88	723
Cash flow hedges:
Change in net unrealized gains (losses)	232	(920)	418	(1,233)
Less: reclassification adjustment for net (gains) losses included in net income	(95)	107	(166)	(90)
Net change, net of income tax benefit (expense) of $(27), $208, $(50), and $339	137	(813)	252	(1,323)
Other comprehensive income (loss)	(173)	1,959	(610)	2,673
Comprehensive income	$23,446	$30,155	$46,671	$65,409
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended June 30, 2024
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	12,381	$77,913	$(4,839)	$219,770	$292,844
Stock issued	33	0	0	0	0
Stock-based compensation	0	5,908	0	0	5,908
Tax withholding related to vesting of restricted stock units and other	0	(3,304)	0	0	(3,304)
Repurchases of stock	(92)	(789)	0	(14,809)	(15,598)
Dividends and dividend equivalents declared ($0.20 per share)	0	4	0	(2,547)	(2,543)
Net income	0	0	0	23,619	23,619
Other comprehensive income (loss)	0	0	(173)	0	(173)
Balance as of June 30, 2024	12,322	$79,732	$(5,012)	$226,033	$300,753

	Six Months Ended June 30, 2024
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	12,460	$76,534	$(4,402)	$211,247	$283,379
Stock issued	65	0	0	0	0
Stock-based compensation	0	11,201	0	0	11,201
Tax withholding related to vesting of restricted stock units and other	0	(6,300)	0	0	(6,300)
Repurchases of stock	(203)	(1,707)	0	(29,948)	(31,655)
Dividends and dividend equivalents declared ($0.20 per share)	0	4	0	(2,547)	(2,543)
Net income	0	0	0	47,281	47,281
Other comprehensive income (loss)	0	0	(610)	0	(610)
Balance as of June 30, 2024	12,322	$79,732	$(5,012)	$226,033	$300,753

Table of Contents	Alphabet Inc.

	Three Months Ended June 30, 2025
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	12,155	$86,725	$(4,086)	$262,628	$345,267
Stock issued	30	0	0	0	0
Stock-based compensation	0	6,045	0	0	6,045
Tax withholding related to vesting of restricted stock units and other	0	(2,709)	0	0	(2,709)
Repurchases of stock	(81)	(811)	0	(12,452)	(13,263)
Dividends and dividend equivalents declared ($0.21 per share)	0	33	0	(2,612)	(2,579)
Sale of interest in consolidated entities	0	0	0	0	0
Net income	0	0	0	28,196	28,196
Other comprehensive income (loss)	0	0	1,959	0	1,959
Balance as of June 30, 2025	12,104	$89,283	$(2,127)	$275,760	$362,916

	Six Months Ended June 30, 2025
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	12,211	$84,800	$(4,800)	$245,084	$325,084
Stock issued	57	0	0	0	0
Stock-based compensation	0	11,598	0	0	11,598
Tax withholding related to vesting of restricted stock units and other	0	(5,949)	0	0	(5,949)
Repurchases of stock	(164)	(1,626)	0	(26,938)	(28,564)
Dividends and dividend equivalents declared ($0.41 per share)	0	60	0	(5,122)	(5,062)
Sale of interest in consolidated entities	0	400	0	0	400
Net income	0	0	0	62,736	62,736
Other comprehensive income (loss)	0	0	2,673	0	2,673
Balance as of June 30, 2025	12,104	$89,283	$(2,127)	$275,760	$362,916
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30,
	2024	2025
Operating activities
Net income	$47,281	$62,736
Adjustments:
Depreciation of property and equipment	7,121	9,485
Stock-based compensation expense	11,129	11,514
Deferred income taxes	(2,738)	(1,596)
Loss (gain) on debt and equity securities, net	(757)	(11,411)
Other	1,185	1,041
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	110	(1,201)
Income taxes, net	(889)	(2,434)
Other assets	(1,532)	(2,767)
Accounts payable	(563)	(327)
Accrued expenses and other liabilities	(5,176)	(1,560)
Accrued revenue share	97	(219)
Deferred revenue	220	636
Net cash provided by operating activities	55,488	63,897
Investing activities
Purchases of property and equipment	(25,198)	(39,643)
Purchases of marketable securities	(43,011)	(39,870)
Maturities and sales of marketable securities	58,577	40,930
Purchases of non-marketable securities	(2,199)	(2,312)
Maturities and sales of non-marketable securities	605	873
Acquisitions, net of cash acquired, and purchases of intangible assets	(87)	(353)
Other investing activities	(32)	(363)
Net cash used in investing activities	(11,345)	(40,738)
Financing activities
Net payments related to stock-based award activities	(6,138)	(5,731)
Repurchases of stock	(31,380)	(28,706)
Dividend payments	(2,466)	(4,977)
Proceeds from issuance of debt, net of costs	4,875	31,378
Repayments of debt	(5,502)	(18,397)
Proceeds from sale of interest in consolidated entities, net	8	400
Net cash used in financing activities	(40,603)	(26,033)
Effect of exchange rate changes on cash and cash equivalents	(363)	444
Net increase (decrease) in cash and cash equivalents	3,177	(2,430)
Cash and cash equivalents at beginning of period	24,048	23,466
Cash and cash equivalents at end of period	$27,225	$21,036
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes. Upon adoption, we will be required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. We will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard, which is effective for our 2025 annual period, can be applied either prospectively or retrospectively and we are currently assessing which method to adopt.
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
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Google Search & other	$48,509	$54,190	$94,665	$104,892
YouTube ads	8,663	9,796	16,753	18,723
Google Network	7,444	7,354	14,857	14,610
Google advertising	64,616	71,340	126,275	138,225
Google subscriptions, platforms, and devices	9,312	11,203	18,051	21,582
Google Services total	73,928	82,543	144,326	159,807
Google Cloud	10,347	13,624	19,921	25,884
Other Bets	365	373	860	823
Hedging gains (losses)	102	(112)	174	148
Total revenues	$84,742	$96,428	$165,281	$186,662
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2025		2024		2025
United States	$41,196	49%	$46,063	48%	$79,933	48%	$90,027	48%
EMEA(1)	24,683	29	28,262	29	48,471	29	54,185	29
APAC(1)	13,823	16	16,480	17	27,112	17	31,334	17
Other Americas(1)	4,938	6	5,735	6	9,591	6	10,968	6
Hedging gains (losses)	102	0	(112)	0	174	0	148	0
Total revenues	$84,742	100%	$96,428	100%	$165,281	100%	$186,662	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of June 30, 2025, we had $108.2 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Revenue backlog represents commitments in customer contracts for future services that have not yet been recognized as revenue. We expect to recognize approximately 55% of the revenue backlog as revenues over the next 24 months with the remainder to be recognized thereafter. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2024 was $6.0 billion, of which $3.5 billion was recognized as revenues for the six months ended June 30, 2025. Total deferred revenue as of June 30, 2025 was $6.8 billion.
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

Table of Contents	Alphabet Inc.

		As of June 30, 2025
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$3,735	$0	$0	$3,735	$3,698	$37
Government bonds	Level 2	26,738	380	(48)	27,070	2	27,068
Corporate debt securities	Level 2	18,382	205	(84)	18,503	1	18,502
Mortgage-backed and asset-backed securities	Level 2	14,198	117	(215)	14,100	0	14,100
Total investments with fair value change reflected in other comprehensive income(1)		63,053	702	(347)	63,408	3,701	59,707
Fair value adjustments recorded in net income
Money market funds	Level 1				5,473	5,473	0
Current marketable equity securities	Level 1				5,910	0	5,910
Mutual funds	Level 2				55	0	55
Government bonds	Level 2				2,035	162	1,873
Corporate debt securities	Level 2				3,055	77	2,978
Mortgage-backed and asset-backed securities	Level 2				3,589	0	3,589
Total investments with fair value change recorded in net income					20,117	5,712	14,405
Cash					0	11,623	0
Total		$63,053	$702	$(347)	$83,525	$21,036	$74,112
(1)Represents gross unrealized gains and losses for debt securities recorded to AOCI.
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
As of June 30, 2025, the carrying value of our non-marketable equity securities was $49.8 billion, of which $3.2 billion was remeasured at fair value during the three months ended June 30, 2025 and was primarily classified within Level 2 of the fair value hierarchy at the time of measurement.

Table of Contents	Alphabet Inc.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of June 30, 2025
Due in 1 year or less	$5,930
Due in 1 year through 5 years	37,136
Due in 5 years through 10 years	11,846
Due after 10 years	13,235
Total	$68,147
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$11,119	$(126)	$2,576	$(88)	$13,695	$(214)
Corporate debt securities	4,228	(17)	6,838	(168)	11,066	(185)
Mortgage-backed and asset-backed securities	5,222	(106)	3,813	(279)	9,035	(385)
Total	$20,569	$(249)	$13,227	$(535)	$33,796	$(784)

	As of June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$2,391	$(19)	$1,370	$(29)	$3,761	$(48)
Corporate debt securities	1,020	(1)	4,247	(73)	5,267	(74)
Mortgage-backed and asset-backed securities	2,666	(48)	2,867	(167)	5,533	(215)
Total	$6,077	$(68)	$8,484	$(269)	$14,561	$(337)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Unrealized gain (loss) on fair value option debt securities	$(23)	$130	$(69)	$227
Gross realized gain on debt securities	161	84	229	350
Gross realized loss on debt securities	(455)	(63)	(935)	(238)
(Increase) decrease in allowance for credit losses	7	14	3	28
Total gain (loss) on debt securities recognized in other income (expense), net	$(310)	$165	$(772)	$367
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

Table of Contents	Alphabet Inc.
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2024			As of June 30, 2025
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$4,767	$21,240	$26,007	$4,423	$26,152	$30,575
Cumulative net gain (loss)(1)	312	14,291	14,603	1,552	23,682	25,234
Carrying value	$5,079	$35,531	$40,610	$5,975	$49,834	$55,809
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $22.7 billion and $32.8 billion of gains and $8.4 billion and $9.1 billion of losses (including impairments) as of December 31, 2024 and June 30, 2025, respectively.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in OI&E are summarized below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Realized net gain (loss) on equity securities sold during the period	$64	$217	$184	$435
Unrealized net gain (loss) on marketable equity securities	(350)	853	(214)	1,088
Unrealized net gain (loss) on non-marketable equity securities(1)	(428)	216	1,559	9,521
Total gain (loss) on equity securities in other income (expense), net	$(714)	$1,286	$1,529	$11,044
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $319 million and $660 million of upward adjustments and $745 million and $454 million of downward adjustments (including impairments) for the three months ended June 30, 2024 and 2025, respectively, and $3.1 billion and $10.4 billion of upward adjustments and $1.6 billion and $853 million of downward adjustments (including impairments) for the six months ended June 30, 2024 and 2025, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Total sale price	$583	$315	$1,673	$1,068
Total initial cost	303	272	964	864
Cumulative net gains (losses)	$280	$43	$709	$204
Equity Securities Accounted for Under the Equity Method
As of December 31, 2024 and June 30, 2025, equity securities accounted for under the equity method had a carrying value of approximately $2.0 billion and $2.3 billion, respectively. Our share of gains and losses, including impairments, are included as a component of OI&E, in the Consolidated Statements of Income. See Note 7 for further details on OI&E. Certain of our equity method securities include our investments in VIEs where we are not the primary beneficiary. See Note 5 for further details on VIEs.
Convertible Notes

Table of Contents	Alphabet Inc.
As of December 31, 2024 and June 30, 2025, we had investments in convertible notes of $2.9 billion and $651 million, respectively. During the six months ended June 30, 2025, we converted $3.0 billion of our convertible notes into equity securities, which included gains from conversion of $416 million. These gains were recognized in OI&E within the Consolidated Statement of Income. See Note 7 for further details on OI&E.
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
As of June 30, 2025, the net accumulated loss on our foreign currency cash flow hedges before tax effect was $767 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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
Net Investment Hedges
We designate foreign currency forward contracts, option contracts (including collars), and foreign currency-denominated debt as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. Net investment hedge amounts included in the assessment of hedge effectiveness are recognized in AOCI along with the foreign currency translation adjustment. For derivative instruments, we exclude forward points and time value from the assessment of hedge effectiveness and recognize changes in the excluded component in OI&E.
We had no foreign currency-denominated debt as of December 31, 2024 and $7.8 billion carrying value of foreign currency-denominated debt designated as net investment hedges as of June 30, 2025.
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

The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2024	As of June 30, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$20,315	$22,884
Fair value hedges	$1,562	$0
Net investment hedges	$6,986	$7,668
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$44,227	$38,023
Other contracts	$15,082	$17,406
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2024		As of June 30, 2025
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,054	$0	$36	$1,541
Derivatives not designated as hedging instruments:
Foreign exchange contracts	200	593	815	188
Other contracts	474	19	252	29
Total derivatives not designated as hedging instruments	674	612	1,067	217
Total	$1,728	$612	$1,103	$1,758
(1)    Derivative assets are recorded as other current and non-current assets in the Consolidated Balance Sheets.
(2)    Derivative liabilities are recorded as accrued expenses and other liabilities, current and non-current in the Consolidated Balance Sheets.
The gains (losses) on derivatives and non-derivative financial instruments in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$277	$(1,050)	$432	$(1,389)
Amount excluded from the assessment of effectiveness	(7)	(108)	51	(169)
Net investment hedging relationship:
Amount included in the assessment of effectiveness
Foreign exchange contracts	120	(643)	202	(849)
Foreign currency-denominated debt	0	(219)	0	(219)
Total	$390	$(2,020)	$685	$(2,626)

 The table below presents the gains (losses) of derivatives included in the Consolidated Statements of Income: (in millions):

	Three Months Ended June 30,
	2024		2025
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$84,742	$126	$96,428	$2,662

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$106	$0	$(138)	$0
Amount excluded from the assessment of effectiveness (amortized)	(4)	0	26	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	(9)	0	0
Derivatives designated as hedging instruments	0	9	0	0
Amount excluded from the assessment of effectiveness	0	3	0	0
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	31	0	29
Effect of non designated hedges:
Foreign exchange contracts	0	(22)	0	180
Other contracts	0	26	0	(24)
Total gains (losses)	$102	$38	$(112)	$185

	Six Months Ended June 30,
	2024		2025
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$165,281	$2,969	$186,662	$13,845

Effect of cash flow hedges:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$180	$0	$104	$0
Amount excluded from the assessment of effectiveness (amortized)	(6)	0	44	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	(25)	0	(9)
Derivatives designated as hedging instruments	0	24	0	9
Amount excluded from the assessment of effectiveness	0	6	0	1
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	67	0	60
Effect of non designated hedges:
Foreign exchange contracts	0	(1)	0	245
Other contracts	0	102	0	(95)
Total gains (losses)	$174	$173	$148	$211
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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$1,776	$(48)	$1,728	$(516)	$(721)	$491
Derivatives liabilities	$660	$(48)	$612	$(516)	$(9)	$87

	As of June 30, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$1,224	$(121)	$1,103	$(780)	$(72)	$251
Derivatives liabilities	$1,879	$(121)	$1,758	$(780)	$(32)	$946
(1)The balances as of December 31, 2024 and June 30, 2025 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land, and offices throughout the world with varying lease terms.
Components of lease costs were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Operating lease cost	$802	$818	$1,606	$1,608
Finance lease cost:
Amortization of lease assets	99	112	182	208
Interest on lease liabilities	7	16	14	31
Finance lease cost	106	128	196	239
Variable lease cost	343	372	686	732
Total lease cost	$1,251	$1,318	$2,488	$2,579
Supplemental information related to leases was as follows (in millions):

	As of December 31, 2024	As of June 30, 2025
Weighted average remaining lease term
Operating leases	7.8 years	7.8 years
Finance leases	10.4 years	9.6 years
Weighted average discount rate
Operating leases	3.4%	3.5%
Finance leases	2.8%	2.9%

	As of December 31, 2024	As of June 30, 2025
Operating leases:
Operating lease assets	$13,588	$14,255
Accrued expenses and other liabilities	$2,887	$3,007
Operating lease liabilities	11,691	11,952
Total operating lease liabilities	$14,578	$14,959
Finance Leases:
Property and equipment, at cost	$4,622	$5,410
Accumulated depreciation	(2,037)	(2,209)
Property and equipment, net	$2,585	$3,201
Accrued expenses and other liabilities	$235	$100
Other long-term liabilities	1,442	2,002
Total finance lease liabilities	$1,677	$2,102
Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Cash payments for lease liabilities:
Operating cash flows used for operating leases	$844	$783	$1,686	$1,661
Operating cash flows used for finance leases	$7	$16	$14	$31
Financing cash flows used for finance leases(1)	$97	$110	$187	$302
Assets obtained in exchange for lease liabilities:
Operating leases	$493	$831	$897	$1,528
Finance leases	$146	$83	$165	$606
(1)Financing cash flows used for financing leases are included within financing activities of the Consolidated Statements of Cash Flows as repayments of debt.
Future lease payments as of June 30, 2025 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2025	$2,095	$162
2026	3,078	299
2027	2,549	301
2028	2,042	290
2029	1,630	268
Thereafter	6,035	1,310
Total future lease payments	17,429	2,630
Less imputed interest	(2,470)	(528)
Total lease liability balance	$14,959	$2,102
As of June 30, 2025, we have entered into leases primarily related to data centers that have not yet commenced with future lease payments of $23.9 billion, that are not yet recorded on our Consolidated Balance Sheets. These leases will commence between 2025 and 2031 with non-cancelable lease terms between one and 25 years.

Note 5. Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us, and their creditors do not have recourse to us. As of December 31, 2024 and June 30, 2025, assets that can only be used to settle obligations of these VIEs were $8.7 billion and $7.0 billion, respectively, and are primarily included in cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2024 and June 30, 2025, liabilities for which creditors only have recourse to the VIEs were $2.3 billion and $1.8 billion, respectively. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
As of December 31, 2024 and June 30, 2025, total noncontrolling interests (NCI) in our consolidated subsidiaries were $4.2 billion and $4.3 billion, respectively, of which $1.1 billion was redeemable noncontrolling interests (RNCI) in each period. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 7 for further details on OI&E.
Unconsolidated VIEs
We have investments in VIEs in which we are not the primary beneficiary. These VIEs include private companies that are primarily early stage companies and certain renewable energy entities in which activities involve power generation using renewable sources.
We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of these VIEs are not included in our consolidated financial statements. We account for these investments primarily as non-marketable equity securities or equity method investments, which are included within non-marketable securities on our Consolidated Balance Sheets. The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. As of December 31, 2024 and June 30, 2025, our future funding commitments related to unconsolidated VIE investments were $1.5 billion and $1.4 billion, respectively.
Note 6. Debt
Short-Term Debt
We have a short-term debt financing program of up to $25.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had $2.3 billion and $3.0 billion of commercial paper outstanding as of December 31, 2024 and June 30, 2025, respectively, with a weighted-average effective interest rate of 4.4% in each period. The estimated fair value of the commercial paper approximated its carrying value as of December 31, 2024 and June 30, 2025.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
In May 2025, we issued $5.0 billion of U.S. dollar-denominated fixed-rate senior unsecured notes in four tranches: $750 million of 4.00% notes due 2030, $1.25 billion of 4.50% notes due 2035, $1.5 billion of 5.25% notes due 2055, and $1.5 billion of 5.30% notes due 2065. Additionally in May 2025, we issued €6.75 billion of euro-denominated fixed-rate senior unsecured notes in five tranches: €1.5 billion of 2.50% notes due 2029, €1.5 billion of 3.00% notes due 2033, €1.25 billion of 3.38% notes due 2037, €1.25 billion of 3.88% notes due 2045, and €1.25 billion of 4.00% notes due 2054. The net proceeds from all notes issued in May 2025 are used for general corporate purposes.

Total outstanding long-term debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2024	As of June 30, 2025
Debt
2016 U.S. dollar notes	2026	2.00%	2.23%	$2,000	$2,000
2020 U.S. dollar notes	2025 - 2060	0.45% - 2.25%	0.57% - 2.33%	10,000	10,000
2025 U.S. dollar notes	2030 - 2065	4.00% - 5.30%	4.21% - 5.44%	0	5,000
2025 Euro notes(1)	2029 - 2054	2.50% - 4.00%	2.69% - 4.12%	0	7,903
Total face value of long-term debt				12,000	24,903
Unamortized discount and debt issuance costs(1)				(118)	(296)
Less: Current portion of long-term notes(2)				(999)	(1,000)
Total long-term debt				$10,883	$23,607
(1)Principal, unamortized discount, and debt issuance costs for the euro-denominated notes include the effect of foreign exchange rates.
(2)Total current portion of long-term debt is included within accrued expenses and other current liabilities. See Note 7 for further details.
The notes in the table above are fixed-rate senior unsecured obligations and rank equally with each other. We may redeem the notes at any time in whole or in part at specified redemption prices. The effective interest rates are based on proceeds received with interest payable semi-annually, except for the euro-denominated notes, which are payable annually.
The total estimated fair value of the outstanding notes was approximately $9.0 billion and $21.9 billion as of December 31, 2024 and June 30, 2025, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2025, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2026 and $6.0 billion expires in April 2030. The interest rates for all credit facilities are determined based on a formula using certain market rates. No amounts were outstanding under the credit facilities as of December 31, 2024 and June 30, 2025.
Note 7. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $879 million and $878 million as of December 31, 2024 and June 30, 2025, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2024	As of June 30, 2025
Technical infrastructure(1)	$139,596	$167,467
Office space	43,714	45,493
Corporate and other assets	16,519	17,920
Property and equipment, in service	199,829	230,880
Less: accumulated depreciation	(79,390)	(89,349)
Add: assets not yet in service	50,597	61,700
Property and equipment, net	$171,036	$203,231
(1)    As of December 31, 2024 and June 30, 2025, approximately 60% of technical infrastructure assets were comprised of servers and network equipment. The remaining balance was comprised of data center land and buildings and related assets.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2024	As of June 30, 2025
Accrued purchases of property and equipment(1)	$7,104	$6,818
European Commission fines(2)	6,322	7,099
Accrued customer liabilities	4,304	4,247
Payables to brokers for unsettled investment trades	3,866	3,112
Income taxes payable, net	2,905	786
Other accrued expenses and current liabilities(3)	26,727	29,977
Accrued expenses and other current liabilities	$51,228	$52,039
(1)    Additional property and equipment purchases of $3.2 billion and $3.8 billion as of December 31, 2024 and June 30, 2025, respectively, were included in accounts payable.
(2)    The amounts related to the European Commission (EC) fines, including any under appeal, are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets. Amounts include the effects of foreign exchange and interest. See Note 10 for further details.
(3)     As of June 30, 2025, other accrued expenses and current liabilities included a $1.4 billion charge related to a settlement in principle of certain legal matters.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2023	$(3,407)	$(965)	$(30)	$(4,402)
Other comprehensive income (loss) before reclassifications	(950)	(453)	367	(1,036)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	51	51
Amounts reclassified from AOCI	0	541	(166)	375
Other comprehensive income (loss)	(950)	88	252	(610)
Balance as of June 30, 2024	$(4,357)	$(877)	$222	$(5,012)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2024	$(5,080)	$(299)	$579	$(4,800)
Other comprehensive income (loss) before reclassifications	3,273	836	(1,064)	3,045
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(169)	(169)
Amounts reclassified from AOCI	0	(113)	(90)	(203)
Other comprehensive income (loss)	3,273	723	(1,323)	2,673
Balance as of June 30, 2025	$(1,807)	$424	$(744)	$(2,127)

The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2024	2025	2024	2025
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(295)	$37	$(694)	$141
	Benefit (provision) for income taxes	65	(8)	153	(28)
	Net of income tax	(230)	29	(541)	113
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	106	(138)	180	104
Interest rate contracts	Other income (expense), net	0	0	1	0
	Benefit (provision) for income taxes	(11)	31	(15)	(14)
	Net of income tax	95	(107)	166	90
Total amount reclassified, net of income tax		$(135)	$(78)	$(375)	$203
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Interest income	$1,090	$1,050	$2,151	$2,051
Interest expense(1)	(67)	(261)	(161)	(295)
Foreign currency exchange gain (loss), net	(173)	(69)	(411)	(175)
Gain (loss) on debt securities, net	(310)	165	(772)	367
Gain (loss) on equity securities, net	(714)	1,286	1,529	11,044
Performance fees	128	(83)	232	(123)
Income (loss) and impairment from equity method investments, net	32	419	6	397
Other	140	155	395	579
Other income (expense), net	$126	$2,662	$2,969	$13,845
(1)Interest expense is net of interest capitalized of $43 million and $92 million for the three months ended June 30, 2024 and 2025, respectively, and $86 million and $171 million for the six months ended June 30, 2024 and 2025, respectively.
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

Note 9. Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2024	$23,521	$7,490	$874	$31,885
Additions	289	9	0	298
Foreign currency translation and other adjustments	160	15	(23)	152
Balance as of June 30, 2025	$23,970	$7,514	$851	$32,335
Note 10. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $8.2 billion as of June 30, 2025, of which the majority is paid quarterly through the first quarter of 2030.
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
As of June 30, 2025, we did not have any material indemnification claims that were probable or reasonably possible.
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
•Search: In October 2020, the U.S. Department of Justice (DOJ) and a number of state Attorneys General filed a lawsuit in the U.S. District Court for the District of Columbia alleging that Google violated U.S. antitrust laws relating to Search and Search advertising. In August 2024, the U.S. District Court for the District of Columbia ruled that Google violated such U.S. antitrust laws. A separate proceeding to determine remedies, the range of which vary widely, concluded in May 2025. The DOJ's remedy proposal included alterations to our products and services and our business models and operations, including structural remedies, and our distribution arrangements, among other changes, some of which could have a material adverse effect on our business. We expect a decision on remedies in August 2025, after which we intend to appeal the August 2024 ruling and, potentially, aspects of the remedies decision following our review of that decision.
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

•Advertising Technology: In December 2020, a number of state Attorneys General filed a lawsuit in the U.S. District Court for the Eastern District of Texas alleging that Google violated U.S. antitrust laws as well as state deceptive trade laws relating to its advertising technology. A trial will take place after a decision on remedies is issued in the following DOJ case against Google relating to its advertising technology. In January 2023, the DOJ, along with a number of state Attorneys General, filed a lawsuit in the U.S. District Court for the Eastern District of Virginia alleging that Google violated U.S. antitrust laws relating to its advertising technology, and a number of additional state Attorneys General subsequently joined the lawsuit. In April 2025, the U.S. District Court for the Eastern District of Virginia issued a mixed decision in the DOJ case against Google, ruling that the DOJ failed to show that Google’s advertiser tools or acquisitions of DoubleClick and AdMeld were anticompetitive, but that Google’s publisher tools violated antitrust laws by excluding rivals. A separate proceeding to determine remedies, the range of which vary widely, is scheduled to take place in September 2025. The DOJ's remedy proposal includes structural remedies, which could have a material adverse effect on our business. We also filed a remedy proposal ahead of the September proceedings. After a decision on remedies, we plan to appeal the adverse portion of the April 2025 decision and, potentially, aspects of the remedies decision following our review of that decision.
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
•European Digital Markets Act: In March 2024, the EC opened two investigations regarding Google's compliance with certain provisions of the European Union's (EU) Digital Markets Act relating to Google Play and Search. In March 2025, the EC issued preliminary findings of non-compliance in both investigations, to which we responded. Given the nature of this matter, we cannot estimate a possible loss.
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
Privacy Matters
We are subject to a number of privacy-related laws and regulations, and we currently are party to a number of privacy investigations and lawsuits ongoing in multiple jurisdictions. For example, there are ongoing investigations and litigation in the U.S. and the EU, including those relating to our collection and use of location information, alleged violations of state biometric statutes, the choices we offer users, and advertising practices, which could result in significant fines, judgments, and product changes. In April 2025, we reached a $1.4 billion agreement in principle to settle certain privacy matters.
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
Other
We are subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and consent orders involving competition, intellectual property, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, AI training, and other matters. For example, we periodically have data incidents that we report to relevant regulators as required by law. Such claims, consent orders, lawsuits, regulatory and government investigations, and other proceedings could result in substantial fines and penalties, injunctive relief, ongoing monitoring and auditing obligations, changes to our products and services, alterations to our business models and operations, and collateral related civil litigation or other adverse consequences, all of which could harm our business, reputation, financial condition, and operating results.
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
Note 11. Stockholders' Equity
Share Repurchases
In the three and six months ended June 30, 2025, we continued to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. During the three and six months ended June 30, 2025, we repurchased $13.3 billion and $28.6 billion of Alphabet's Class A and Class C shares, respectively.
In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. In April 2025, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of Class A and Class C shares. As of June 30, 2025, $86.3 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Shares	Amount	Shares	Amount
Class A share repurchases	16	$2,537	31	$5,303
Class C share repurchases	65	10,726	133	23,261
Total share repurchases(1)	81	$13,263	164	$28,564
(1)    Shares repurchased include unsettled repurchases.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
Dividends
In the three and six months ended June 30, 2025, total cash dividends were $1.2 billion and $2.4 billion for Class A, $178 million and $350 million for Class B, and $1.1 billion and $2.2 billion for Class C shares, respectively.
In April 2025, the Board of Directors of Alphabet increased the quarterly cash dividend by 5% to $0.21 per share of outstanding Class A, Class B, and Class C shares.
The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.
Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended June 30,
	2024				2025
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$1,173	$173	$1,120	$2,466	$1,222	$178	$1,143	$2,543
Allocation of undistributed earnings	10,046	1,484	9,623	21,153	12,314	1,803	11,536	25,653
Net income	$11,219	$1,657	$10,743	$23,619	$13,536	$1,981	$12,679	$28,196
Denominator
Number of shares used in per share computation	5,862	866	5,615	12,343	5,819	852	5,451	12,122
Basic net income per share	$1.91	$1.91	$1.91	$1.91	$2.33	$2.33	$2.33	$2.33
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$11,219	$1,657	$10,743	$23,619	$13,536	$1,981	$12,679	$28,196
Reallocation of total earnings as a result of conversion of Class B to Class A shares	1,657	0	0	_(1)	1,981	0	0	_(1)
Reallocation of undistributed earnings	(140)	(18)	140	_(1)	(88)	(11)	88	_(1)
Net income	$12,736	$1,639	$10,883	$23,619	$15,429	$1,970	$12,767	28,196
Denominator
Number of shares used in basic computation	5,862	866	5,615	12,343	5,819	852	5,451	12,122
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	866	0	0	_(1)	852	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	152	152	0	0	76	76
Number of shares used in per share computation	6,728	866	5,767	12,495	6,671	852	5,527	12,198
Diluted net income per share	$1.89	$1.89	$1.89	$1.89	$2.31	$2.31	$2.31	$2.31
(1)Not applicable for consolidated net income per share.

	Six Months Ended June 30,
	2024				2025
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$1,173	$173	$1,120	$2,466	$2,388	$350	$2,239	$4,977
Allocation of undistributed earnings	21,254	3,142	20,419	44,815	27,689	4,064	26,006	57,759
Net income	$22,427	$3,315	$21,539	$47,281	$30,077	$4,414	$28,245	$62,736
Denominator
Number of shares used in per share computation	5,871	868	5,640	12,379	5,826	855	5,472	12,153
Basic net income per share	$3.82	$3.82	$3.82	$3.82	$5.16	$5.16	$5.16	$5.16
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$22,427	$3,315	$21,539	$47,281	$30,077	$4,414	$28,245	$62,736
Reallocation of total earnings as a result of conversion of Class B to Class A shares	3,315	0	0	_(1)	4,414	0	0	_(1)
Reallocation of undistributed earnings	(257)	(33)	257	_(1)	(239)	(31)	239	_(1)
Net income	$25,485	$3,282	$21,796	$47,281	$34,252	$4,383	$28,484	$62,736
Denominator
Number of shares used in basic computation	5,871	868	5,640	12,379	5,826	855	5,472	12,153
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	868	0	0	_(1)	855	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	132	132	0	0	92	92
Number of shares used in per share computation	6,739	868	5,772	12,511	6,681	855	5,564	12,245
Diluted net income per share	$3.78	$3.78	$3.78	$3.78	$5.13	$5.13	$5.12	$5.12
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

Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended June 30, 2024 and 2025, total stock-based compensation (SBC) expense was $5.9 billion and $6.0 billion, including amounts associated with awards we expect to settle in Alphabet stock of $5.7 billion and $5.8 billion, respectively. For the six months ended June 30, 2024 and 2025, total SBC expense was $11.2 billion and $11.5 billion, including amounts associated with awards we expect to settle in Alphabet stock of $10.7 billion and $11.1 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs), which include dividend equivalents awarded to holders of unvested stock, for the six months ended June 30, 2025 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	299	$122.77
Granted	146	$175.03
Vested	(89)	$129.05
Forfeited/canceled	(17)	$134.20
Unvested as of June 30, 2025	339	$142.94
As of June 30, 2025, there was $47.0 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.
Note 14. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Income before provision for income taxes	$27,551	$33,933	$55,866	$75,722
Provision for income taxes	$3,932	$5,737	$8,585	$12,986
Effective tax rate	14.3%	16.9%	15.4%	17.1%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $12.6 billion and $12.9 billion, of which $10.0 billion and $11.0 billion, if recognized, would affect our effective tax rate, as of December 31, 2024 and June 30, 2025, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements, which we expect to begin reflecting in the three month period ended September 30, 2025.
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

•Other Bets is a combination of multiple operating segments that are not individually material. Revenues from Other Bets are generated primarily from the sale of autonomous transportation services, healthcare-related services and internet services.
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
The following table presents revenue, profitability, and expense information about our segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Revenues:
Google Services	$73,928	$82,543	$144,326	$159,807
Google Cloud	10,347	13,624	19,921	25,884
Other Bets	365	373	860	823
Hedging gains (losses)	102	(112)	174	148
Total revenues	$84,742	$96,428	$165,281	$186,662
Operating income (loss):
Google Services	$29,674	$33,063	$57,571	$65,745
Google Cloud	1,172	2,826	2,072	5,003
Other Bets	(1,134)	(1,246)	(2,154)	(2,472)
Alphabet-level activities	(2,287)	(3,372)	(4,592)	(6,399)
Total income from operations	$27,425	$31,271	$52,897	$61,877
Supplemental information about segment expenses:
Google Services:
Employee compensation expenses	$11,240	$11,306	$22,751	$22,643
Other costs and expenses	33,014	38,174	64,004	71,419
Total Google Services costs and expenses	$44,254	$49,480	$86,755	$94,062
Google Cloud:
Employee compensation expenses	$5,175	$5,517	$10,332	$10,929
Other costs and expenses	4,000	5,281	7,517	9,952
Total Google Cloud costs and expenses	$9,175	$10,798	$17,849	$20,881

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
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2024	As of June 30, 2025
Long-lived assets:
United States	$138,993	$160,877
International	45,631	56,609
Total long-lived assets	$184,624	$217,486

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
Fluctuations in our advertising revenues, as well as the change in paid clicks and cost-per-click on Google Search & other properties and the change in impressions and cost-per-impression on Google Network properties and the correlation between these items have been, and may continue to be, affected by factors in addition to the general factors described above, such as:
•advertiser competition for keywords;
•changes in advertising quality, formats, delivery, or policy;
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
Other Bets
Revenues from Other Bets are generated primarily from the sale of autonomous transportation services, healthcare-related services, and internet services.

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
Executive Overview
The following table summarizes consolidated financial results (in millions, except per share information and percentages):

	Three Months Ended
	June 30,
	2024	2025	$ Change	% Change
Consolidated revenues	$84,742	$96,428	$11,686	14%
Change in consolidated constant currency revenues(1)				13%

Cost of revenues	$35,507	$39,039	$3,532	10%
Operating expenses	$21,810	$26,118	$4,308	20%

Operating income	$27,425	$31,271	$3,846	14%
Operating margin	32%	32%		0%

Other income (expense), net	$126	$2,662	$2,536	2,013%

Net income	$23,619	$28,196	$4,577	19%
Diluted EPS (2)	$1.89	$2.31	$0.42	22%
(1)    See "Use of Non-GAAP Constant Currency Information" below for details relating to our use of constant currency information.
(2)    For additional information on the calculation of diluted EPS, see Note 12 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Revenues were $96.4 billion, an increase of 14% year over year, primarily driven by an increase in Google Services revenues of $8.6 billion, or 12%, and an increase in Google Cloud revenues of $3.3 billion, or 32%.
•Total constant currency revenues, which exclude the effect of hedging, increased 13% year over year.
•Cost of revenues was $39.0 billion, an increase of 10% year over year, primarily driven by increases in TAC, content acquisition costs, and depreciation expense.

•Operating expenses were $26.1 billion, an increase of 20% year over year, primarily driven by increases in expenses related to legal and other matters, employee compensation expenses, and depreciation expense.
Other Information:
•General and administrative expenses of $5.2 billion for the three months ended June 30, 2025 included a $1.4 billion charge in our Google Services segment related to a settlement in principle of certain legal matters.
•In May 2025, Alphabet issued fixed-rate senior unsecured notes for net proceeds of $12.5 billion to be used for general corporate purposes. For additional information, see Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Repurchases of Class A and Class C shares were $2.5 billion and $10.7 billion, respectively, totaling $13.3 billion for the three months ended June 30, 2025. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Operating cash flow was $27.7 billion for the three months ended June 30, 2025.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $22.4 billion for the three months ended June 30, 2025.
•As of June 30, 2025, we had 187,103 employees.
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
On July 4, 2025 the OBBBA was signed into law. We are assessing the legislation and its effects on our business, operations, and financial results, including the potential effects on our effective tax rate.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Google Search & other	$48,509	$54,190	$94,665	$104,892
YouTube ads	8,663	9,796	16,753	18,723
Google Network	7,444	7,354	14,857	14,610
Google advertising	64,616	71,340	126,275	138,225
Google subscriptions, platforms, and devices	9,312	11,203	18,051	21,582
Google Services total	73,928	82,543	144,326	159,807
Google Cloud	10,347	13,624	19,921	25,884
Other Bets	365	373	860	823
Hedging gains (losses)	102	(112)	174	148
Total revenues	$84,742	$96,428	$165,281	$186,662
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $5.7 billion and $10.2 billion from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.

YouTube ads
YouTube ads revenues increased $1.1 billion and $2.0 billion from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025. The growth was driven by our direct response advertising products followed by our brand advertising products, both of which benefited from increased spending by our advertisers.
Google Network
Google Network revenues decreased $90 million from the three months ended June 30, 2024 to the three months ended June 30, 2025, primarily due to a decrease in AdSense and Google Ad Manager revenues, partially offset by an increase in AdMob revenues.
Google Network revenues decreased $247 million from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily due to a decrease in Google Ad Manager revenues and the unfavorable effect of foreign currency exchange rates. These decreases were partially offset by an increase in AdSense revenues.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from three and six months ended June 30, 2024 to three and six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Google Search & other
Paid clicks change	4%	3%
Cost-per-click change	8%	8%
Google Network
Impressions change	(6)%	(5)%
Cost-per-impression change	6%	5%
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
Google subscriptions, platforms, and devices
Google subscriptions, platforms, and devices revenues increased $1.9 billion and $3.5 billion from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025. The growth was primarily driven by an increase in subscription revenues. This increase was primarily due to the contribution from growth in paid subscriptions across both YouTube services and Google One.
Google Cloud
Google Cloud revenues increased $3.3 billion and $6.0 billion from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025 primarily driven by growth in Google Cloud Platform largely from infrastructure services.

Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
United States	49%	48%	48%	48%
EMEA	29%	29%	29%	29%
APAC	16%	17%	17%	17%
Other Americas	6%	6%	6%	6%
Hedging gains (losses)	0%	0%	0%	0%
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

The following table presents the foreign currency exchange effect on international revenues and total revenues (in millions, except percentages):

			Three Months Ended June 30, 2025
					% Change from Prior Period
	Three Months Ended June 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2024	2025
United States	$41,196	$46,063	$0	$46,063	12%		0%	12%
EMEA	24,683	28,262	780	27,482	14%		3%	11%
APAC	13,823	16,480	115	16,365	19%		1%	18%
Other Americas	4,938	5,735	(352)	6,087	16%		(7)%	23%
Revenues, excluding hedging effect	84,640	96,540	543	95,997	14%		1%	13%
Hedging gains (losses)	102	(112)
Total revenues(1)	$84,742	$96,428		$95,997	14%	0%	1%	13%
(1)Total constant currency revenues of $96.0 billion for the three months ended June 30, 2025 increased $11.4 billion compared to $84.6 billion in revenues, excluding hedging effect, for the three months ended June 30, 2024.
EMEA revenue growth was favorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the euro and British pound.
APAC revenue growth was favorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the Japanese yen, partially offset by the U.S. dollar strengthening relative to the South Korean won and Australian dollar.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real and Mexican peso.

			Six Months Ended June 30, 2025
					% Change from Prior Period
	Six months ended June 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2024	2025
United States	$79,933	$90,027	$0	$90,027	13%		0%	13%
EMEA	48,471	54,185	56	54,129	12%		0%	12%
APAC	27,112	31,334	(266)	31,600	16%		(1)%	17%
Other Americas	9,591	10,968	(852)	11,820	14%		(9)%	23%
Revenues, excluding hedging effect	165,107	186,514	(1,062)	187,576	13%		(1)%	14%
Hedging gains (losses)	174	148
Total revenues(1)	$165,281	$186,662		$187,576	13%	0%	(1)%	14%
(1)Total constant currency revenues of $187.6 billion for the six months ended June 30, 2025 increased $22.5 billion compared to $165.1 billion in revenues, excluding hedging effect, for the six months ended June 30, 2024.
EMEA revenue growth was not materially affected by changes in foreign currency exchange rates, as the effect of the U.S. dollar weakening relative to the British pound was largely offset by the U.S. dollar strengthening relative to the Turkish lira.
APAC revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Australian dollar, South Korean won, and Indian rupee.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real and Mexican peso.
Costs and Expenses

Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
TAC	$13,387	$14,705	$26,333	$28,453
Other cost of revenues	22,120	24,334	42,886	46,947
Total cost of revenues	$35,507	$39,039	$69,219	$75,400
Total cost of revenues as a percentage of revenues	42%	41%	42%	40%
Cost of revenues increased $3.5 billion from the three months ended June 30, 2024 to the three months ended June 30, 2025 due to an increase in other cost of revenues and TAC of $2.2 billion and $1.3 billion, respectively. Cost of revenues increased $6.2 billion from the six months ended June 30, 2024 to the six months ended June 30, 2025 due to an increase in other cost of revenues and TAC of $4.1 billion and $2.1 billion, respectively.
The increase in TAC from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 20.7% to 20.6% from the three months ended June 30, 2024 to the three months ended June 30, 2025 and decreased from 20.9% to 20.6% from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily due to a revenue mix shift from Google Network properties to Google Search & other properties partially offset by an increase in the Google Search & other TAC rate. The TAC rate on Google Search & other revenues increased from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025 primarily due to increases related to mobile searches. The TAC rate on Google Network revenues was substantially consistent from the three months ended June 30, 2024 to the three months ended June 30, 2025 and decreased from the six months ended June 30, 2024 to the six months ended June 30, 2025 due to a combination of factors, none of which were individually significant.
The increase in other cost of revenues from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025 was primarily due to increases in content acquisition costs, largely for YouTube, depreciation expense, and certain app and platform distribution costs.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Research and development expenses	$11,860	$13,808	$23,763	$27,364
Research and development expenses as a percentage of revenues	14%	14%	14%	15%
R&D expenses increased $1.9 billion and $3.6 billion from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025, primarily driven by increases in employee compensation expenses of $851 million and $1.5 billion as well as depreciation expense of $575 million and $1.1 billion, respectively.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Sales and marketing expenses	$6,792	$7,101	$13,218	$13,273
Sales and marketing expenses as a percentage of revenues	8%	7%	8%	7%
Sales and marketing expenses increased $309 million from the three months ended June 30, 2024 to the three months ended June 30, 2025, primarily driven by an increase in advertising and promotional activities of $305 million.

Sales and marketing expenses increased $55 million from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily driven by an increase in advertising and promotional activities of $361 million, partially offset by a decrease in employee compensation expenses of $314 million.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
General and administrative expenses	$3,158	$5,209	$6,184	$8,748
General and administrative expenses as a percentage of revenues	4%	5%	4%	5%
General and administrative expenses increased $2.1 billion and $2.6 billion from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025, primarily driven by an increase in expenses related to legal and other matters of $2.3 billion and $2.6 billion, respectively, largely due to a settlement in principle of certain legal matters.
Segment Profitability
We report our segment results as Google Services, Google Cloud, and Other Bets. Additionally, certain costs are not allocated to our segments because they represent Alphabet-level activities. For further details on our segments, Note 15 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
The following table presents segment operating income (loss) (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Operating income (loss):
Google Services	$29,674	$33,063	$57,571	$65,745
Google Cloud	1,172	2,826	2,072	5,003
Other Bets	(1,134)	(1,246)	(2,154)	(2,472)
Alphabet-level activities(1)	(2,287)	(3,372)	(4,592)	(6,399)
Total income from operations	$27,425	$31,271	$52,897	$61,877
(1)In addition to the costs included in Alphabet-level activities, hedging gains (losses) related to revenue were $102 million and $(112) million for the three months ended June 30, 2024 and 2025, respectively, and $174 million and $148 million for the six months ended June 30, 2024 and 2025, respectively. Alphabet-level activities include charges related to employee severance and office space charges.
Google Services
Google Services operating income increased $3.4 billion from the three months ended June 30, 2024 to the three months ended June 30, 2025. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in expenses related to legal and other matters, TAC, and content acquisition costs.
Google Services operating income increased $8.2 billion from the six months ended June 30, 2024 to the six months ended June 30, 2025. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in TAC and content acquisition costs.
Google Cloud
Google Cloud operating income increased $1.7 billion and $2.9 billion from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025, respectively. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in usage costs for technical infrastructure and employee compensation expenses.
Other Bets

Other Bets operating loss increased $112 million and $318 million from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025, respectively. The increase in operating loss was due to a combination of factors, none of which were individually significant.
Other Income (Expense), Net
The following table presents OI&E (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Interest income	$1,090	$1,050	$2,151	$2,051
Interest expense	(67)	(261)	(161)	(295)
Foreign currency exchange gain (loss), net	(173)	(69)	(411)	(175)
Gain (loss) on debt securities, net	(310)	165	(772)	367
Gain (loss) on equity securities, net	(714)	1,286	1,529	11,044
Performance fees	128	(83)	232	(123)
Income (loss) and impairment from equity method investments, net	32	419	6	397
Other	140	155	395	579
Other income (expense), net	$126	$2,662	$2,969	$13,845
OI&E, net increased $2.5 billion from the three months ended June 30, 2024 to the three months ended June 30, 2025 primarily due to an increase in net gains on equity and debt securities. The increase was primarily due to an increase in net unrealized gains on equity securities resulting from market-driven changes and fair value adjustments related to observable transactions, and increased net gains on debt securities due to lower market interest rates.
OI&E, net increased $10.9 billion from the six months ended June 30, 2024 to the six months ended June 30, 2025. The increase was primarily due to an increase in net unrealized gains on equity securities resulting from fair value adjustments related to observable transactions and market-driven changes.
For additional information, see Note 3 and Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025
Income before provision for income taxes	$27,551	$33,933	$55,866	$75,722
Provision for income taxes	$3,932	$5,737	$8,585	$12,986
Effective tax rate	14.3%	16.9%	15.4%	17.1%
The effective tax rate increased from the three months ended June 30, 2024 to the three months ended June 30, 2025. This increase was primarily due to a decrease in SBC-related tax benefits, and a non-deductible legal settlement in the U.S., partially offset by changes in prior period tax positions.
The effective tax rate increased from the six months ended June 30, 2024 to the six months ended June 30, 2025. This increase was primarily due to a decrease in SBC-related tax benefits, lower effective tax rate impacts in the U.S. federal Foreign Derived Intangible Income tax deduction, and a non-deductible legal settlement in the U.S., partially offset by changes in prior period tax positions.
On July 4, 2025, the OBBBA was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements, which we expect to begin reflecting in the three month period ended September 30, 2025.
The Organization for Economic Cooperation and Development is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Some countries have already implemented the legislation effective January 1, 2024, and we expect others to follow, however this did not have a material effect on our income tax provision for the period ending June 30, 2025.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of June 30, 2025, we had $95.1 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents cash flows (in millions):

	Six Months Ended
	June 30,
	2024	2025
Net cash provided by operating activities	$55,488	$63,897
Net cash used in investing activities	$(11,345)	$(40,738)
Net cash used in financing activities	$(40,603)	$(26,033)
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
Net cash provided by operating activities increased from the six months ended June 30, 2024 to the six months ended June 30, 2025 due to an increase in cash received from customers, partially offset by an increase in cash payments for cost of revenues and operating expenses and an increase in income tax payments.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the six months ended June 30, 2024 to the six months ended June 30, 2025 primarily due to a decrease in maturities and sales of marketable securities and an increase in purchases of property and equipment primarily driven by investments in technical infrastructure.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, payment of dividends, and repayments of debt.
Net cash used in financing activities decreased from the six months ended June 30, 2024 to the six months ended June 30, 2025 due to an increase in proceeds from issuance of debt, net of repayments.

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
During the six months ended June 30, 2024 and 2025, we spent $25.2 billion and $39.6 billion on capital expenditures, respectively. We expect to increase, relative to 2024, our investment in our technical infrastructure, including servers, network equipment, and data centers, to support the growth of our business and our long-term initiatives, in particular in support of AI products and services. Depreciation of our property and equipment commences when such assets are ready for our intended use. For the six months ended June 30, 2024 and 2025, depreciation on property and equipment was $7.1 billion and $9.5 billion, respectively.
Leases
As of June 30, 2025, the amount of total future lease payments under operating and finance leases was $17.4 billion and $2.6 billion, respectively.
As of June 30, 2025, we have entered into leases primarily related to data centers that have not yet commenced with future lease payments of $23.9 billion. These leases will commence between 2025 and 2031 with non-cancelable lease terms between one and 25 years.
For additional information on leases, see Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Financing
We have a short-term debt financing program of up to $25.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2025, we had $3.0 billion of short-term commercial paper outstanding.
In May 2025, we issued $5.0 billion of U.S. dollar-denominated fixed-rate senior unsecured notes in four tranches: $750 million of 4.00% notes due 2030, $1.25 billion of 4.50% notes due 2035, $1.5 billion of 5.25% notes due 2055, and $1.5 billion of 5.30% notes due 2065. Additionally in May 2025, we issued €6.75 billion of euro-denominated fixed-rate senior unsecured notes in five tranches: €1.5 billion of 2.50% notes due 2029, €1.5 billion of 3.00% notes due 2033, €1.25 billion of 3.38% notes due 2037, €1.25 billion of 3.88% notes due 2045, and €1.25 billion of 4.00% notes due 2054. The net proceeds from all notes issued in May 2025 are used for general corporate purposes.
As of June 30, 2025, we had senior unsecured notes outstanding with a total carrying value of $24.6 billion.
As of June 30, 2025, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2026 and $6.0 billion expiring in April 2030. The interest rates for all credit facilities are determined based on a formula using certain market rates. No amounts have been borrowed under the credit facilities.
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
Share Repurchase Program
During the three and six months ended June 30, 2025, we repurchased and subsequently retired 81 million and 164 million shares for $13.3 billion and $28.6 billion, respectively.
In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. In April 2025, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of Class A and Class C shares. As of June 30, 2025, $86.3 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Shares	Amount	Shares	Amount
Class A share repurchases	16	$2,537	31	$5,303
Class C share repurchases	65	10,726	133	23,261
Total share repurchases(1)	81	$13,263	164	$28,564
(1)Shares repurchased include unsettled repurchases.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Dividend Program
In the three and six months ended June 30, 2025, total cash dividends were $1.2 billion and $2.4 billion for Class A, $178 million and $350 million for Class B, and $1.1 billion and $2.2 billion for Class C shares, respectively.
In April 2025, the Board of Directors of Alphabet increased the quarterly cash dividend by 5% to $0.21 per share of outstanding Class A, Class B, and Class C shares.
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
Taxes
As of June 30, 2025, we had long-term income taxes payable of $10.0 billion primarily related to uncertain tax positions.
Purchase Commitments and Other Contractual Obligations

As of June 30, 2025, we had material purchase commitments and other contractual obligations of $72.5 billion, of which $51.0 billion was short-term. These amounts primarily consist of purchase orders for certain technical infrastructure as well as the non-cancelable portion or the minimum cancellation fee in certain agreements related to commitments to purchase licenses, including content licenses, inventory, and network capacity. For those agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of June 30, 2025. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For more information related to our content licenses, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended June 30, 2025.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - 30	8,471	24,689	$155.60	$157.25	33,160	$94,341
May 1 - 31	4,529	22,447	$164.95	$166.17	26,976	$89,893
June 1 - 30	2,710	17,853	$174.18	$174.39	20,563	$86,325
Total	15,710	64,989			80,699
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
ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the quarter ended June 30, 2025, the following Section 16 officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
•Amie Thuener O’Toole, Vice President, Corporate Controller and Principal Accounting Officer, terminated a trading plan on April 10, 2025 that was originally entered into on May 31, 2024. She adopted a new trading plan on May 23, 2025 (with the first trade under the new plan scheduled for September 2, 2025). The new trading plan will be effective until September 4, 2026 to sell an aggregate of (i) 11,112 shares of Class C Capital Stock plus (ii) 100% of the (net) shares resulting from the vesting of an additional 19,538 (gross) shares of Class C Capital Stock during the plan period (net shares are net of tax withholding).
•Kent Walker, President, Global Affairs, Chief Legal Officer and Secretary, effected a trading plan modification by terminating a trading plan on May 5, 2025 that was originally adopted on May 29, 2024, and adopting a new trading plan on May 5, 2025 (with the first trade under the new plan scheduled for August 4, 2025). The new trading plan will be effective until February 23, 2028 to sell an aggregate of (i) 6,018 shares of Class C Capital Stock plus (ii) 100% of the (net) shares resulting from the vesting of an additional 328,909 (gross) shares of Class C Capital Stock during the plan period (net shares are net of tax withholding).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the quarter ended June 30, 2025 by our directors and Section 16 officers.

ITEM 6.EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
4.01		Indenture, dated February 12, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	Registration Statement on Form S-3 (File No. 333-209510)	February 16, 2016
4.02		Form of Global Note representing the Registrant’s 2.500% notes due 2029	Current Report on Form 8-K (File No. 001-37580)	May 06, 2025
4.03		Form of Global Note representing the Registrant’s 3.000% notes due 2033	Current Report on Form 8-K (File No. 001-37580)	May 06, 2025
4.04		Form of Global Note representing the Registrant’s 3.375% notes due 2037	Current Report on Form 8-K (File No. 001-37580)	May 06, 2025
4.05		Form of Global Note representing the Registrant’s 3.875% notes due 2045	Current Report on Form 8-K (File No. 001-37580)	May 06, 2025
4.06		Form of Global Note representing the Registrant’s 4.000% notes due 2054	Current Report on Form 8-K (File No. 001-37580)	May 06, 2025
4.07		Form of Global Note representing the Registrant’s 4.000% notes due 2030	Current Report on Form 8-K (File No. 001-37580)	May 01, 2025
4.08		Form of Global Note representing the Registrant’s 4.500% notes due 2035	Current Report on Form 8-K (File No. 001-37580)	May 01, 2025
4.09		Form of Global Note representing the Registrant’s 5.250% notes due 2055	Current Report on Form 8-K (File No. 001-37580)	May 01, 2025
4.10		Form of Global Note representing the Registrant’s 5.300% notes due 2065	Current Report on Form 8-K (File No. 001-37580)	May 01, 2025
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
July 23, 2025	By:	/s/ ANAT ASHKENAZI
Anat Ashkenazi
Senior Vice President, Chief Financial Officer

ALPHABET INC.
July 23, 2025	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President, Corporate Controller and Principal Accounting Officer