Form 10-Q
period 2025-09-30
Alphabet Inc.
filed 2025-10-30
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 22, 2025, there were 5,818 million shares of Alphabet’s Class A stock outstanding, 842 million shares of Alphabet's Class B stock outstanding, and 5,407 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2025

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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2024	As of September 30, 2025
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,466	$23,090
Marketable securities	72,191	75,406
Total cash, cash equivalents, and marketable securities	95,657	98,496
Accounts receivable, net	52,340	57,148
Other current assets	15,714	18,303
Total current assets	163,711	173,947
Non-marketable securities	37,982	63,800
Deferred income taxes	17,180	10,331
Property and equipment, net	171,036	223,787
Operating lease assets	13,588	14,524
Goodwill	31,885	33,269
Other non-current assets	14,874	16,811
Total assets	$450,256	$536,469
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,987	$10,546
Accrued compensation and benefits	15,069	13,944
Accrued expenses and other current liabilities	51,228	59,437
Accrued revenue share	9,802	10,081
Deferred revenue	5,036	5,542
Total current liabilities	89,122	99,550
Long-term debt	10,883	21,607
Income taxes payable, non-current	8,782	10,072
Operating lease liabilities	11,691	12,106
Other long-term liabilities	4,694	6,267
Total liabilities	125,172	149,602
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,211 (Class A 5,835, Class B 861, Class C 5,515) and 12,077 (Class A 5,818, Class B 842, Class C 5,417) shares issued and outstanding	84,800	91,695
Accumulated other comprehensive income (loss)	(4,800)	(2,054)
Retained earnings	245,084	297,226
Total stockholders’ equity	325,084	386,867
Total liabilities and stockholders’ equity	$450,256	$536,469
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Revenues	$88,268	$102,346	$253,549	$289,007
Costs and expenses:
Cost of revenues	36,474	41,369	105,693	116,768
Research and development	12,447	15,151	36,210	42,515
Sales and marketing	7,227	7,205	20,445	20,478
General and administrative	3,599	7,393	9,783	16,141
Total costs and expenses	59,747	71,118	172,131	195,902
Income from operations	28,521	31,228	81,418	93,105
Other income (expense), net	3,185	12,759	6,154	26,604
Income before income taxes	31,706	43,987	87,572	119,709
Provision for income taxes	5,405	9,008	13,990	21,994
Net income	$26,301	$34,979	$73,582	$97,715

Basic net income per share (Note 12)	$2.14	$2.89	$5.96	$8.06
Diluted net income per share (Note 12)	$2.12	$2.87	$5.90	$7.99
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Net income	$26,301	$34,979	$73,582	$97,715
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $93, $(60), $49, and $175	1,184	(642)	234	2,631
Available-for-sale investments:
Change in net unrealized gains (losses)	1,208	230	755	1,066
Less: reclassification adjustment for net (gains) losses included in net income	88	(36)	629	(149)
Net change, net of income tax benefit (expense) of $(368), $(54), $(394), and $(259)	1,296	194	1,384	917
Cash flow hedges:
Change in net unrealized gains (losses)	(698)	338	(280)	(895)
Less: reclassification adjustment for net (gains) losses included in net income	2	183	(164)	93
Net change, net of income tax benefit (expense) of $138, $(123), $88, and $216	(696)	521	(444)	(802)
Other comprehensive income (loss)	1,784	73	1,174	2,746
Comprehensive income	$28,085	$35,052	$74,756	$100,461
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended September 30, 2024
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	12,322	$79,732	$(5,012)	$226,033	$300,753
Stock issued	32	0	0	0	0
Stock-based compensation	0	5,903	0	0	5,903
Tax withholding related to vesting of restricted stock units and other	0	(3,082)	0	(14)	(3,096)
Repurchases of stock	(90)	(822)	0	(14,477)	(15,299)
Dividends and dividend equivalents declared ($0.20 per share)	0	14	0	(2,526)	(2,512)
Sale of interest in consolidated entities	0	285	0	0	285
Net income	0	0	0	26,301	26,301
Other comprehensive income (loss)	0	0	1,784	0	1,784
Balance as of September 30, 2024	12,264	$82,030	$(3,228)	$235,317	$314,119

	Nine Months Ended September 30, 2024
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	12,460	$76,534	$(4,402)	$211,247	$283,379
Stock issued	97	0	0	0	0
Stock-based compensation	0	17,104	0	0	17,104
Tax withholding related to vesting of restricted stock units and other	0	(9,390)	0	(14)	(9,404)
Repurchases of stock	(293)	(2,529)	0	(44,425)	(46,954)
Dividends and dividend equivalents declared ($0.40 per share)	0	18	0	(5,073)	(5,055)
Sale of interest in consolidated entities	0	293	0	0	293
Net income	0	0	0	73,582	73,582
Other comprehensive income (loss)	0	0	1,174	0	1,174
Balance as of September 30, 2024	12,264	$82,030	$(3,228)	$235,317	$314,119

Table of Contents	Alphabet Inc.

	Three Months Ended September 30, 2025
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	12,104	$89,283	$(2,127)	$275,760	$362,916
Stock issued	29	0	0	0	0
Stock-based compensation	0	6,413	0	0	6,413
Tax withholding related to vesting of restricted stock units and other	0	(3,400)	0	0	(3,400)
Repurchases of stock	(56)	(641)	0	(10,912)	(11,553)
Dividends and dividend equivalents declared ($0.21 per share)	0	40	0	(2,601)	(2,561)
Sale of interest in consolidated entities	0	0	0	0	0
Net income	0	0	0	34,979	34,979
Other comprehensive income (loss)	0	$0	$73	$0	$73
Balance as of September 30, 2025	12,077	$91,695	$(2,054)	$297,226	$386,867

	Nine Months Ended September 30, 2025
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	12,211	$84,800	$(4,800)	$245,084	$325,084
Stock issued	86	0	0	0	0
Stock-based compensation	0	18,011	0	0	18,011
Tax withholding related to vesting of restricted stock units and other	0	(9,349)	0	0	(9,349)
Repurchases of stock	(220)	(2,267)	0	(37,850)	(40,117)
Dividends and dividend equivalents declared ($0.62 per share)	0	100	0	(7,723)	(7,623)
Sale of interest in consolidated entities	0	400	0	0	400
Net income	0	0	0	97,715	97,715
Other comprehensive income (loss)	0	0	2,746	0	2,746
Balance as of September 30, 2025	12,077	$91,695	$(2,054)	$297,226	$386,867
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	September 30,
	2024	2025
Operating activities
Net income	$73,582	$97,715
Adjustments:
Depreciation of property and equipment	11,106	15,096
Stock-based compensation expense	16,975	17,882
Deferred income taxes	(3,809)	7,130
Loss (gain) on debt and equity securities, net	(2,738)	(22,266)
Other	2,592	843
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,321)	(3,582)
Income taxes, net	(2,797)	(3,292)
Other assets	(2,334)	(4,060)
Accounts payable	(42)	(771)
Accrued expenses and other liabilities	(6,366)	6,199
Accrued revenue share	478	100
Deferred revenue	860	1,317
Net cash provided by operating activities	86,186	112,311
Investing activities
Purchases of property and equipment	(38,259)	(63,596)
Purchases of marketable securities	(65,034)	(60,834)
Maturities and sales of marketable securities	81,779	61,301
Purchases of non-marketable securities	(3,234)	(3,312)
Maturities and sales of non-marketable securities	732	1,196
Acquisitions, net of cash acquired, and purchases of intangible assets	(2,840)	(1,425)
Other investing activities	(2,500)	(1,845)
Net cash used in investing activities	(29,356)	(68,515)
Financing activities
Net payments related to stock-based award activities	(9,141)	(9,001)
Repurchases of stock	(46,671)	(40,210)
Dividend payments	(4,921)	(7,513)
Proceeds from issuance of debt, net of costs	8,694	38,002
Repayments of debt	(8,951)	(26,094)
Proceeds from sale of interest in consolidated entities, net	293	400
Net cash used in financing activities	(60,697)	(44,416)
Effect of exchange rate changes on cash and cash equivalents	(222)	244
Net increase (decrease) in cash and cash equivalents	(4,089)	(376)
Cash and cash equivalents at beginning of period	24,048	23,466
Cash and cash equivalents at end of period	$19,959	$23,090
See accompanying notes.

Table of Contents	Alphabet Inc.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes. Upon adoption, we will be required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. We will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard, which is effective for our 2025 annual period, will be applied retrospectively.
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
In September 2025, the FASB issued ASU 2025-06 "Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" to modernize the accounting for software costs under Subtopic 350-40, Intangibles‒Goodwill and Other‒Internal-Use Software (referred to as “internal-use software”). Upon adoption, we will be required to account for internal-use software under the updated capitalization criteria. The standard is effective for our interim and annual 2028 periods, with early adoption permitted. The standard can be applied either prospectively, retrospectively, or under a modified transition approach. We are currently assessing adoption timing and the method of adoption.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Table of Contents	Alphabet Inc.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Google Search & other	$49,385	$56,567	$144,050	$161,459
YouTube ads	8,921	10,261	25,674	28,984
Google Network	7,548	7,354	22,405	21,964
Google advertising	65,854	74,182	192,129	212,407
Google subscriptions, platforms, and devices	10,656	12,870	28,707	34,452
Google Services total	76,510	87,052	220,836	246,859
Google Cloud	11,353	15,157	31,274	41,041
Other Bets	388	344	1,248	1,167
Hedging gains (losses)	17	(207)	191	(60)
Total revenues	$88,268	$102,346	$253,549	$289,007
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2025		2024		2025
United States	$43,139	49%	$48,758	48%	$123,072	49%	$138,785	48%
EMEA(1)	25,472	29	29,911	29	73,943	29	84,096	29
APAC(1)	14,547	16	17,819	17	41,659	16	49,153	17
Other Americas(1)	5,093	6	6,065	6	14,684	6	17,033	6
Hedging gains (losses)	17	0	(207)	0	191	0	(60)	0
Total revenues	$88,268	100%	$102,346	100%	$253,549	100%	$289,007	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of September 30, 2025, we had $157.7 billion of remaining performance obligations (“revenue backlog”), primarily related to Google Cloud. Revenue backlog represents commitments in customer contracts that have not yet been recognized as revenue. We expect to recognize just over 55% of the revenue backlog as revenues over the next 24 months with the remainder to be recognized thereafter. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by our ability to deliver in accordance with relevant contract terms and when our customers utilize services. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2024 was $6.0 billion, of which $4.1 billion was recognized as revenues for the nine months ended September 30, 2025. Total deferred revenue as of September 30, 2025 was $7.4 billion.
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

Table of Contents	Alphabet Inc.

		As of September 30, 2025
	Fair Value Hierarchy	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Fair value changes recorded in other comprehensive income
Time deposits	Level 2	$4,345	$0	$0	$4,345	$4,345	$0
Government bonds	Level 2	27,763	434	(28)	28,169	0	28,169
Corporate debt securities	Level 2	18,375	249	(51)	18,573	0	18,573
Mortgage-backed and asset-backed securities	Level 2	14,285	159	(164)	14,280	0	14,280
Total investments with fair value change reflected in other comprehensive income(1)		64,768	842	(243)	65,367	4,345	61,022
Fair value adjustments recorded in net income
Money market funds	Level 1				6,165	6,165	0
Current marketable equity securities	Level 1				5,946	0	5,946
Mutual funds	Level 2				59	0	59
Government bonds	Level 2				2,158	487	1,671
Corporate debt securities	Level 2				3,160	43	3,117
Mortgage-backed and asset-backed securities	Level 2				3,591	0	3,591
Total investments with fair value change recorded in net income					21,079	6,695	14,384
Cash					0	12,050	0
Total		$64,768	$842	$(243)	$86,446	$23,090	$75,406
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
As of September 30, 2025, the carrying value of our non-marketable equity securities was $61.1 billion, of which $38.9 billion was remeasured at fair value during the three months ended September 30, 2025 and was primarily classified within Level 2 of the fair value hierarchy at the time of measurement.

Table of Contents	Alphabet Inc.
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of September 30, 2025
Due in 1 year or less	$5,952
Due in 1 year through 5 years	36,655
Due in 5 years through 10 years	13,390
Due after 10 years	13,404
Total	$69,401
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$11,119	$(126)	$2,576	$(88)	$13,695	$(214)
Corporate debt securities	4,228	(17)	6,838	(168)	11,066	(185)
Mortgage-backed and asset-backed securities	5,222	(106)	3,813	(279)	9,035	(385)
Total	$20,569	$(249)	$13,227	$(535)	$33,796	$(784)

	As of September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$3,492	$(10)	$1,356	$(18)	$4,848	$(28)
Corporate debt securities	438	0	3,161	(43)	3,599	(43)
Mortgage-backed and asset-backed securities	2,079	(25)	2,718	(139)	4,797	(164)
Total	$6,009	$(35)	$7,235	$(200)	$13,244	$(235)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Unrealized gain (loss) on fair value option debt securities	$262	$15	$193	$242
Gross realized gain on debt securities	196	135	426	485
Gross realized loss on debt securities	(316)	(30)	(1,252)	(268)
(Increase) decrease in allowance for credit losses	18	2	21	30
Total gain (loss) on debt securities recognized in other income (expense), net	$160	$122	$(612)	$489
Equity Investments
The carrying value of equity securities is measured as the total initial cost plus the cumulative net gain (loss). Gains and losses, including impairments, are included as a component of OI&E in the Consolidated Statements of Income. See Note 7 for further details on OI&E. Certain of our non-marketable equity securities include our investments in variable interest entities (VIEs) where we are not the primary beneficiary. See Note 5 for further details on VIEs.

Table of Contents	Alphabet Inc.
The carrying values for marketable and non-marketable equity securities are summarized below (in millions):

	As of December 31, 2024			As of September 30, 2025
	Marketable Equity Securities	Non-Marketable Equity Securities	Total	Marketable Equity Securities	Non-Marketable Equity Securities	Total
Total initial cost	$4,767	$21,240	$26,007	$5,159	$27,105	$32,264
Cumulative net gain (loss)(1)	312	14,291	14,603	1,934	33,965	35,899
Carrying value	$5,079	$35,531	$40,610	$7,093	$61,070	$68,163
(1)Non-marketable equity securities cumulative net gain (loss) is comprised of $22.7 billion and $42.9 billion of gains and $8.4 billion and $8.9 billion of losses (including impairments) as of December 31, 2024 and September 30, 2025, respectively.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses (including impairments), net, for marketable and non-marketable equity securities included in OI&E are summarized below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Realized net gain (loss) on equity securities sold during the period	$41	$50	$216	$595
Unrealized net gain (loss) on marketable equity securities	318	447	96	1,447
Unrealized net gain (loss) on non-marketable equity securities(1)	1,462	10,237	3,038	19,736
Total gain (loss) on equity securities in other income (expense), net	$1,821	$10,734	$3,350	$21,778
(1)Unrealized gain (loss) on non-marketable equity securities accounted for under the measurement alternative is comprised of $1.9 billion and $10.6 billion of upward adjustments and $412 million and $346 million of downward adjustments (including impairments) for the three months ended September 30, 2024 and 2025, respectively, and $5.0 billion and $20.9 billion of upward adjustments and $2.0 billion and $1.2 billion of downward adjustments (including impairments) for the nine months ended September 30, 2024 and 2025, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Total sale price	$540	$555	$2,213	$1,623
Total initial cost	577	453	1,541	1,317
Cumulative net gains (losses)	$(37)	$102	$672	$306
Equity Securities Accounted for Under the Equity Method
As of December 31, 2024 and September 30, 2025, equity securities accounted for under the equity method had a carrying value of approximately $2.0 billion and $2.3 billion, respectively. Our share of gains and losses, including impairments, are included as a component of OI&E, in the Consolidated Statements of Income. See Note 7 for further details on OI&E. Certain of our equity method securities include our investments in VIEs where we are not the primary beneficiary. See Note 5 for further details on VIEs.
Convertible Notes

Table of Contents	Alphabet Inc.
As of December 31, 2024 and September 30, 2025, we had investments in convertible notes of $2.9 billion and $1.3 billion, respectively. During the nine months ended September 30, 2025, we made additional investments in convertible notes totaling $1.1 billion and converted $3.0 billion of our convertible notes into equity securities, which included gains from conversion of $418 million. These gains were recognized in OI&E within the Consolidated Statement of Income. See Note 7 for further details on OI&E.
Derivative Financial Instruments
We primarily use derivative instruments to manage risks relating to our ongoing business operations. The primary risk managed is foreign exchange risk. We use foreign currency contracts to reduce the risk that our cash flows, earnings, and investment in foreign subsidiaries will be adversely affected by foreign currency exchange rate fluctuations. We also enter into derivative instruments to partially offset our exposure to other risks and enhance investment returns.
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
As of September 30, 2025, the net accumulated loss on our foreign currency cash flow hedges before tax effect was $257 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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
We had no foreign currency-denominated debt as of December 31, 2024 and $7.8 billion carrying value of foreign currency-denominated debt designated as net investment hedges as of September 30, 2025.
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
We also use derivatives not designated as hedging instruments to manage risks relating to interest rates, commodity prices, credit exposures, the market price of certain marketable equity securities, and to enhance investment returns. Additionally, we have credit derivative instruments resulting from agreements with third parties to backstop certain obligations relating to data center leases. Gains and losses arising from other derivatives are primarily reflected within the “other” component of OI&E. See Note 7 for further details.
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2024	As of September 30, 2025
Derivatives designated as hedging instruments:
Foreign exchange and other contracts
Cash flow hedges	$20,315	$28,624
Fair value hedges	$1,562	$0
Net investment hedges	$6,986	$12,413
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$44,227	$47,208
Credit derivatives (1)	$0	$6,529
Other contracts	$15,082	$13,439
(1)    Notional amounts for credit derivatives are the backstop obligations related to certain third party data center leases and represent the maximum potential amount of future payments that could be required in the event of certain default scenarios, upon which we may receive equity in or cash payments from certain counterparties. See Note 5 for further details.
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2024		As of September 30, 2025
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,054	$0	$243	$361
Derivatives not designated as hedging instruments:
Foreign exchange contracts	200	593	12	57
Other contracts	474	19	340	18
Total derivatives not designated as hedging instruments	674	612	352	75
Total	$1,728	$612	$595	$436
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
The gains (losses) on derivatives and non-derivative financial instruments in cash flow hedging and net investment hedging relationships recognized in other comprehensive income (OCI) are summarized below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Cash flow hedging relationship:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(738)	$278	$(306)	$(1,111)
Amount excluded from the assessment of effectiveness	(103)	128	(52)	(41)
Net investment hedging relationship:
Amount included in the assessment of effectiveness
Foreign exchange contracts	(424)	55	(222)	(794)
Foreign currency-denominated debt	0	11	0	(208)
Total	$(1,265)	$472	$(580)	$(2,154)

 The table below presents the gains (losses) of derivatives included in the Consolidated Statements of Income: (in millions):

	Three Months Ended September 30,
	2024		2025
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$88,268	$3,185	$102,346	$12,759

Effect of cash flow hedges:
Foreign exchange contracts
Amount reclassified from AOCI to income	$(6)	$0	$(237)	$0
Amount excluded from the assessment of effectiveness (amortized)	23	0	30	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	69	0	0
Derivatives designated as hedging instruments	0	(69)	0	0
Amount excluded from the assessment of effectiveness	0	4	0	0
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	47	0	87
Effect of non-designated hedges:
Foreign exchange contracts	0	(52)	0	76
Other contracts	0	(32)	0	11
Total gains (losses)	$17	$(33)	$(207)	$174

	Nine Months Ended September 30,
	2024		2025
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$253,549	$6,154	$289,007	$26,604

Effect of cash flow hedges:
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI to income	$174	$0	$(133)	$0
Amount excluded from the assessment of effectiveness (amortized)	17	0	73	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	44	0	(9)
Derivatives designated as hedging instruments	0	(45)	0	9
Amount excluded from the assessment of effectiveness	0	10	0	1
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	114	0	146
Effect of non-designated hedges:
Foreign exchange contracts	0	(53)	0	321
Other contracts	0	70	0	(84)
Total gains (losses)	$191	$140	$(60)	$384
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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$1,776	$(48)	$1,728	$(516)	$(721)	$491
Derivatives liabilities	$660	$(48)	$612	$(516)	$(9)	$87

	As of September 30, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$691	$(96)	$595	$(130)	$(111)	$354
Derivatives liabilities	$532	$(96)	$436	$(130)	$(20)	$286
(1)The balances as of December 31, 2024 and September 30, 2025 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land, and offices throughout the world with varying lease terms.
Components of lease costs were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Operating lease cost	$857	$862	$2,463	$2,470
Finance lease cost:
Amortization of lease assets	115	152	297	360
Interest on lease liabilities	8	17	22	48
Finance lease cost	123	169	319	408
Variable lease cost	330	483	1,016	1,215
Total lease cost	$1,310	$1,514	$3,798	$4,093
Supplemental information related to leases was as follows (in millions):

	As of December 31, 2024	As of September 30, 2025
Weighted-average remaining lease term
Operating leases	7.8 years	7.8 years
Finance leases	10.4 years	8.7 years
Weighted-average discount rate
Operating leases	3.4%	3.6%
Finance leases	2.8%	3.0%

	As of December 31, 2024	As of September 30, 2025
Operating leases:
Operating lease assets	$13,588	$14,524
Accrued expenses and other liabilities	$2,887	$3,099
Operating lease liabilities	11,691	12,106
Total operating lease liabilities	$14,578	$15,205
Finance Leases:
Property and equipment, at cost	$4,622	$5,988
Accumulated depreciation	(2,037)	(2,411)
Property and equipment, net	$2,585	$3,577
Accrued expenses and other liabilities	$235	$338
Other long-term liabilities	1,442	2,050
Total finance lease liabilities	$1,677	$2,388
Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Cash payments for lease liabilities:
Operating cash flows used for operating leases	$885	$850	$2,571	$2,511
Operating cash flows used for finance leases	$8	$17	$22	$48
Financing cash flows used for finance leases(1)	$127	$92	$314	$394
Assets obtained in exchange for lease liabilities:
Operating leases	$683	$1,061	$1,580	$2,589
Finance leases	$78	$383	$243	$989
(1)Financing cash flows used for financing leases are included within financing activities of the Consolidated Statements of Cash Flows as repayments of debt.
Future lease payments as of September 30, 2025 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2025	$669	$307
2026	3,307	330
2027	2,806	330
2028	2,259	321
2029	1,820	298
Thereafter	6,679	1,328
Total future lease payments	17,540	2,914
Less imputed interest	(2,335)	(526)
Total lease liability balance	$15,205	$2,388
As of September 30, 2025, we have entered into leases primarily related to data centers that have not yet commenced with future lease payments of $42.6 billion, including a purchase option considered reasonably certain to be exercised, that are not yet recorded on our Consolidated Balance Sheet. These leases will commence between 2025 and 2031 with non-cancelable lease terms between one and 25 years.

Note 5. Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us, and their creditors do not have recourse to us. As of December 31, 2024 and September 30, 2025, assets that can only be used to settle obligations of these VIEs were $8.7 billion and $6.2 billion, respectively, and are primarily included in cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2024 and September 30, 2025, liabilities for which creditors only have recourse to the VIEs were $2.3 billion and $1.8 billion, respectively. We may continue to fund ongoing operations of certain VIEs that are included within Other Bets.
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $4.2 billion and $3.9 billion as of December 31, 2024 and September 30, 2025, respectively, of which $1.1 billion and $853 million were redeemable noncontrolling interests (RNCI) as of December 31, 2024 and September 30, 2025, respectively. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 7 for further details on OI&E.
Unconsolidated VIEs
We have interests in VIEs in which we are not the primary beneficiary. These VIEs include private companies that are primarily early stage companies, certain renewable energy entities in which activities involve power generation using renewable sources, and certain data center leasing entities.
We have determined that the governance structures of these entities do not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of these VIEs are not included in our consolidated financial statements.
We primarily account for our investments in private companies and renewable energy entities as non-marketable equity securities or equity method investments, which are included within non-marketable securities on our Consolidated Balance Sheets. The maximum exposure of these unconsolidated VIEs is generally based on the current carrying value of the investments and any future funding commitments. As of December 31, 2024 and September 30, 2025, our future funding commitments related to unconsolidated VIE investments were $1.5 billion and $860 million, respectively.
We account for our variable interests in certain data center leasing entities, which are in the form of credit backstop agreements as credit derivatives. The fair value of the credit derivatives are not material as of September 30, 2025. Our maximum exposure to loss for these unconsolidated VIEs is limited to our financial risk under certain default scenarios over remaining agreement periods of up to 10 years, to either pay a termination fee or assume the lease. As of September 30, 2025, the maximum exposure to loss is $6.5 billion. See Note 3 for further details on derivatives.
Note 6. Debt
Short-Term Debt
We have a short-term debt financing program of up to $25.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. We had $2.3 billion and $3.0 billion of commercial paper outstanding as of December 31, 2024 and September 30, 2025, respectively, with a weighted-average effective interest rate of 4.4% and 4.1%, respectively. The estimated fair value of the commercial paper approximated its carrying value as of December 31, 2024 and September 30, 2025.
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

Total outstanding long-term debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2024	As of September 30, 2025
Debt
2016 U.S. dollar notes	2026	2.00%	2.23%	$2,000	$2,000
2020 U.S. dollar notes	2027 - 2060	0.80% - 2.25%	0.93% - 2.33%	10,000	9,000
2025 U.S. dollar notes	2030 - 2065	4.00% - 5.30%	4.21% - 5.44%	0	5,000
2025 Euro notes(1)	2029 - 2054	2.50% - 4.00%	2.69% - 4.12%	0	7,892
Total face value of long-term debt				12,000	23,892
Unamortized discount and debt issuance costs(1)				(118)	(290)
Less: Current portion of long-term notes(2)				(999)	(1,995)
Total long-term debt				$10,883	$21,607
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
The total estimated fair value of the outstanding notes was approximately $9.0 billion and $21.1 billion as of December 31, 2024 and September 30, 2025, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2025, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2026 and $6.0 billion expires in April 2030. The interest rates for all credit facilities are determined based on a formula using certain market rates. No amounts were outstanding under the credit facilities as of December 31, 2024 and September 30, 2025.
Note 7. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $879 million and $918 million as of December 31, 2024 and September 30, 2025, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2024	As of September 30, 2025
Technical infrastructure(1)	$139,596	$184,107
Office space	43,714	45,715
Corporate and other assets	16,519	18,059
Property and equipment, in service	199,829	247,881
Less: accumulated depreciation	(79,390)	(93,950)
Add: assets not yet in service	50,597	69,856
Property and equipment, net	$171,036	$223,787
(1)    As of December 31, 2024 and September 30, 2025, approximately 60% of technical infrastructure assets were comprised of servers and network equipment. The remaining balance was comprised of data center land and buildings and related assets.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2024	As of September 30, 2025
Accrued purchases of property and equipment(1)	$7,104	$8,899
European Commission fines(2)	6,322	10,564
Accrued customer liabilities	4,304	4,363
Payables to brokers for unsettled investment trades	3,866	4,004
Income taxes payable, net	2,905	551
Other accrued expenses and current liabilities(3)	26,727	31,056
Accrued expenses and other current liabilities	$51,228	$59,437
(1)    Additional property and equipment purchases of $3.2 billion and $5.7 billion as of December 31, 2024 and September 30, 2025, respectively, were included in accounts payable.
(2)    The amounts related to the European Commission (EC) fines, including any under appeal, are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets. Amounts include the effects of foreign exchange and interest. See Note 10 for further details.
(3)    As of September 30, 2025, other accrued expenses and current liabilities included a $1.4 billion accrual for settlement of certain privacy matters. See Note 10 for further details.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2023	$(3,407)	$(965)	$(30)	$(4,402)
Other comprehensive income (loss) before reclassifications	234	755	(228)	761
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(52)	(52)
Amounts reclassified from AOCI	0	629	(164)	465
Other comprehensive income (loss)	234	1,384	(444)	1,174
Balance as of September 30, 2024	$(3,173)	$419	$(474)	$(3,228)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2024	$(5,080)	$(299)	$579	$(4,800)
Other comprehensive income (loss) before reclassifications	2,631	1,066	(854)	2,843
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(41)	(41)
Amounts reclassified from AOCI	0	(149)	93	(56)
Other comprehensive income (loss)	2,631	917	(802)	2,746
Balance as of September 30, 2025	$(2,449)	$618	$(223)	$(2,054)

The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2024	2025	2024	2025
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(113)	$46	$(807)	$187
	Benefit (provision) for income taxes	25	(10)	178	(38)
	Net of income tax	(88)	36	(629)	149
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	(6)	(237)	174	(133)
Interest rate contracts	Other income (expense), net	0	0	1	0
	Benefit (provision) for income taxes	4	54	(11)	40
	Net of income tax	(2)	(183)	164	(93)
Total amount reclassified, net of income tax		$(90)	$(147)	$(465)	$56
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Interest income	$1,243	$1,076	$3,394	$3,128
Interest expense(1)	(54)	(143)	(215)	(438)
Foreign currency exchange gain (loss), net	23	(143)	(388)	(318)
Gain (loss) on debt securities, net	160	122	(612)	489
Gain (loss) on equity securities, net	1,821	10,734	3,350	21,778
Performance fees	29	(174)	261	(297)
Income (loss) and impairment from equity method investments, net	(107)	(30)	(101)	367
Other	70	1,317	465	1,895
Other income (expense), net	$3,185	$12,759	$6,154	$26,604
(1)Interest expense is net of interest capitalized of $57 million and $130 million for the three months ended September 30, 2024 and 2025, respectively, and $143 million and $301 million for the nine months ended September 30, 2024 and 2025, respectively.
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

Note 9. Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2024	$23,521	$7,490	$874	$31,885
Additions	1,163	132	0	1,295
Foreign currency translation and other adjustments	103	10	(24)	89
Balance as of September 30, 2025	$24,787	$7,632	$850	$33,269
Note 10. Commitments and Contingencies
Commitments
We have content licensing agreements with future fixed or minimum guaranteed commitments of $7.7 billion as of September 30, 2025, of which the majority is paid quarterly through the first quarter of 2030.
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
As of September 30, 2025, we did not have any material indemnification claims that were probable or reasonably possible.
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

•Android: In July 2018, the EC announced its decision that certain provisions in Google's Android-related distribution agreements infringed European antitrust laws, imposed a €4.3 billion fine, and directed the termination of the conduct at issue. We appealed the EC decision and implemented changes to certain of our Android distribution practices. In September 2022, the General Court affirmed the EC decision but reduced the fine from €4.3 billion to €4.1 billion. We subsequently appealed the General Court's affirmation of the EC decision with the European Court of Justice, which remains pending. In 2018, we recognized a charge of $5.1 billion for the fine, which we reduced by $217 million in 2022.
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
•Search: In October 2020, the U.S. Department of Justice (DOJ) and a number of state Attorneys General filed a lawsuit in the U.S. District Court for the District of Columbia concerning Google's Search and Search advertising practices and its compliance with U.S. antitrust laws. In August 2024, the U.S. District Court for the District of Columbia ruled against Google. In September 2025, a decision on remedies was issued, which, among other things, imposes restrictions on how Google distributes its services, and requires Google to share certain search data with and offer syndication services to certain competitors. We expect a final judgment will be entered in late 2025.
Further, in June 2022, the Australian Competition and Consumer Commission (ACCC) opened an investigation into Search distribution practices. In August 2025, we agreed to a settlement with the ACCC requiring, among other things, changes to our Android agreements. Final approval of the settlement remains pending before the court.
In October 2023, the Japanese Fair Trade Commission (JFTC) opened an investigation into Search distribution practices. In April 2025, the JFTC issued a cease-and-desist order requiring us to make changes to our Android agreements to ensure they are consistent with Japanese antitrust law. The JFTC did not impose monetary penalties. We are constructively engaging with the JFTC regarding compliance with the order.
•Advertising Technology: In December 2020, a number of state Attorneys General filed a lawsuit in the U.S. District Court for the Eastern District of Texas concerning Google's advertising technology and its compliance with U.S. antitrust laws and state deceptive trade laws. In January 2023, the DOJ, along with a number of state Attorneys General, filed a lawsuit in the U.S. District Court for the Eastern District of Virginia concerning Google's advertising technology and its compliance with U.S. antitrust laws, and a number of additional state Attorneys General subsequently joined the lawsuit. In April 2025, the U.S. District Court for the Eastern District of Virginia issued a mixed decision in the DOJ case against Google, ruling that Google's advertiser tools or acquisitions of DoubleClick and AdMeld were not anticompetitive, but that Google's publisher tools unfairly excluded rivals. A separate proceeding to determine remedies, the range of which vary widely, took place in September 2025, with the parties presenting differing remedy proposals. The DOJ's remedy proposal includes structural remedies that could have a material adverse effect on our business. We expect closing arguments to be held in November 2025, after which the court will issue its final judgment. After that judgment, we plan to appeal the adverse portion of the April 2025 decision and potentially aspects of the remedies decision. A trial in the state Attorneys General case in the Eastern District of Texas will take place after a decision on remedies is issued in the DOJ case. Given the nature of these matters, we cannot estimate a possible loss.
Further, in June 2023, the EC issued a Statement of Objections informing Google of its preliminary view that Google infringed European antitrust laws relating to its advertising technology. In September 2025, the EC announced its decision that Google had infringed European competition laws through "self-preferencing" practices on the buy-side and the sell-side relating to Google's advertising technology business. The EC decision imposed a €3.0 billion (approximately $3.5 billion as of September 5, 2025) fine and directed Google to cease and desist the alleged "self-preferencing" practices. We plan to appeal the ruling. We accrued the fine in the third quarter of 2025, resulting in a charge of $3.5 billion. We are currently engaging with the EC and a group of banking partners to place bank guarantees in the fourth quarter of 2025 in lieu of cash payment.
In September 2024, the UK also issued a Statement of Objections concerning Google's advertising technology and its compliance with UK antitrust laws, to which we responded.

•Google Play: In July 2021, a number of state Attorneys General filed a lawsuit in the U.S. District Court for the Northern District of California concerning Google's operation of Android and Google Play and its compliance with U.S. antitrust laws and state antitrust and consumer protection laws. In September 2023, we reached a settlement in principle with 50 state Attorneys General and three territories and recognized a charge. Final approval of the settlement remains pending before the court. In May 2024, we funded the settlement amount to an escrow agent.
In December 2023, a California jury delivered a verdict against Google in Epic Games v. Google related to Google Play's business. Epic did not seek monetary damages. The presiding judge issued a remedies decision in October 2024, ordering a variety of alterations to our business models and operations and contractual agreements for Android and Google Play. We appealed the judgment, including the jury verdict and aspects of the remedies ordered, and in July 2025, the Court of Appeals denied our appeal. We are in the process of appealing that decision to the U.S. Supreme Court, and we implemented the ordered remedies in October 2025 while the appeal is pending.
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
Privacy Matters
We are subject to a number of privacy-related laws and regulations, and we currently are party to a number of privacy investigations and lawsuits ongoing in multiple jurisdictions. For example, there are ongoing investigations and litigation in the U.S. and the EU, including those relating to our collection and use of location information, alleged violations of state biometric statutes, the choices we offer users, and advertising practices, which could result in significant fines, judgments, and product changes. In October 2025, we finalized a $1.4 billion settlement of certain privacy matters.
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
Note 11. Stockholders' Equity
Share Repurchases
In the three and nine months ended September 30, 2025, we continued to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. During the three and nine months ended September 30, 2025, we repurchased $11.6 billion and $40.1 billion of Alphabet's Class A and Class C shares, respectively.
In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. In April 2025, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of Class A and Class C shares. As of September 30, 2025, $74.8 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Shares	Amount	Shares	Amount
Class A share repurchases	5	$926	36	$6,229
Class C share repurchases	51	10,627	184	33,888
Total share repurchases(1)	56	$11,553	220	$40,117
(1)    Shares repurchased include unsettled repurchases.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase program does not have an expiration date.
Dividends
In the three and nine months ended September 30, 2025, total cash dividends were $1.2 billion and $3.6 billion for Class A, $177 million and $527 million for Class B, and $1.1 billion and $3.4 billion for Class C shares, respectively.
In April 2025, the Board of Directors of Alphabet increased the quarterly cash dividend by 5% to $0.21 per share of outstanding Class A, Class B, and Class C shares.
The company has declared a quarterly cash dividend in the current quarter, and intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.
Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended September 30,
	2024				2025
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$1,170	$173	$1,112	$2,455	$1,222	$177	$1,138	$2,537
Allocation of undistributed earnings	11,351	1,678	10,817	23,846	15,617	2,268	14,557	32,442
Net income	$12,521	$1,851	$11,929	$26,301	$16,839	$2,445	$15,695	$34,979
Denominator
Number of shares used in per share computation	5,850	865	5,575	12,290	5,818	845	5,423	12,086
Basic net income per share	$2.14	$2.14	$2.14	$2.14	$2.89	$2.89	$2.89	$2.89
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$12,521	$1,851	$11,929	$26,301	$16,839	$2,445	$15,695	$34,979
Reallocation of total earnings as a result of conversion of Class B to Class A shares	1,851	0	0	_(1)	2,445	0	0	_(1)
Reallocation of undistributed earnings	(135)	(17)	135	_(1)	(171)	(22)	171	_(1)
Net income	$14,237	$1,834	$12,064	$26,301	$19,113	$2,423	$15,866	34,979
Denominator
Number of shares used in basic computation	5,850	865	5,575	12,290	5,818	845	5,423	12,086
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	865	0	0	_(1)	845	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	129	129	0	0	117	117
Number of shares used in per share computation	6,715	865	5,704	12,419	6,663	845	5,540	12,203
Diluted net income per share	$2.12	$2.12	$2.12	$2.12	$2.87	$2.87	$2.86	$2.87
(1)Not applicable for consolidated net income per share.

	Nine Months Ended September 30,
	2024				2025
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$2,343	$346	$2,232	$4,921	$3,609	$527	$3,377	$7,513
Allocation of undistributed earnings	32,599	4,821	31,241	68,661	43,294	6,336	40,572	90,202
Net income	$34,942	$5,167	$33,473	$73,582	$46,903	$6,863	$43,949	$97,715
Denominator
Number of shares used in per share computation	5,863	867	5,619	12,349	5,822	852	5,456	12,130
Basic net income per share	$5.96	$5.96	$5.96	$5.96	$8.06	$8.06	$8.06	$8.06
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$34,942	$5,167	$33,473	$73,582	$46,903	$6,863	$43,949	$97,715
Reallocation of total earnings as a result of conversion of Class B to Class A shares	5,167	0	0	_(1)	6,863	0	0	_(1)
Reallocation of undistributed earnings	(394)	(51)	394	_(1)	(406)	(52)	406	_(1)
Net income	$39,715	$5,116	$33,867	$73,582	$53,360	$6,811	$44,355	$97,715
Denominator
Number of shares used in basic computation	5,863	867	5,619	12,349	5,822	852	5,456	12,130
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	867	0	0	_(1)	852	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	131	131	0	0	100	100
Number of shares used in per share computation	6,730	867	5,750	12,480	6,674	852	5,556	12,230
Diluted net income per share	$5.90	$5.90	$5.89	$5.90	$8.00	$7.99	$7.98	$7.99
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

Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended September 30, 2024 and 2025, total stock-based compensation (SBC) expense was $5.9 billion and $6.4 billion, including amounts associated with awards we expect to settle in Alphabet stock of $5.7 billion and $6.1 billion, respectively. For the nine months ended September 30, 2024 and 2025, total SBC expense was $17.0 billion and $17.9 billion, including amounts associated with awards we expect to settle in Alphabet stock of $16.4 billion and $17.2 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs), which include dividend equivalents awarded to holders of unvested stock, for the nine months ended September 30, 2025 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	299	$122.77
Granted	183	$181.79
Vested	(133)	$131.72
Forfeited/canceled	(26)	$140.32
Unvested as of September 30, 2025	323	$151.01
As of September 30, 2025, there was $47.0 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years.
Note 14. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Income before provision for income taxes	$31,706	$43,987	$87,572	$119,709
Provision for income taxes	$5,405	$9,008	$13,990	$21,994
Effective tax rate	17.0%	20.5%	16.0%	18.4%
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $12.6 billion and $13.1 billion, of which $10.0 billion and $11.1 billion, if recognized, would affect our effective tax rate, as of December 31, 2024 and September 30, 2025, respectively.
Changes to U.S. tax law enacted on July 4, 2025, allow for immediate expensing of domestic research and experimentation costs, accelerated depreciation on eligible capital expenditures, and other tax law changes impacting 2025 with certain changes effective in 2026. These changes are reflected in our results for the three and nine months ended September 30, 2025.
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
The following table presents revenue, profitability, and expense information about our segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Revenues:
Google Services	$76,510	$87,052	$220,836	$246,859
Google Cloud	11,353	15,157	31,274	41,041
Other Bets	388	344	1,248	1,167
Hedging gains (losses)	17	(207)	191	(60)
Total revenues	$88,268	$102,346	$253,549	$289,007
Operating income (loss):
Google Services(1)	$30,856	$33,527	$88,427	$99,272
Google Cloud	1,947	3,594	4,019	8,597
Other Bets	(1,116)	(1,426)	(3,270)	(3,898)
Alphabet-level activities	(3,166)	(4,467)	(7,758)	(10,866)
Total income from operations	$28,521	$31,228	$81,418	$93,105
Supplemental information about segment expenses:
Google Services:
Employee compensation expenses	$10,869	$11,070	$33,620	$33,713
Other costs and expenses(1)	34,785	42,455	98,789	113,874
Total Google Services costs and expenses	$45,654	$53,525	$132,409	$147,587
Google Cloud:
Employee compensation expenses	$5,157	$5,586	$15,489	$16,515
Other costs and expenses	4,249	5,977	11,766	15,929
Total Google Cloud costs and expenses	$9,406	$11,563	$27,255	$32,444
(1) Includes the EC fine of $3.5 billion for the three and nine months ended September 30, 2025.
Google Services and Google Cloud employee compensation expenses include the costs associated with direct and allocated employees. Google Services and Google Cloud other costs and expenses primarily include direct costs, such as advertising and promotional activities and third-party services fees as well as allocated costs, such as technical infrastructure and office facilities usage costs. Additionally, Google Services other costs and expenses include content and traffic acquisition costs and device costs.
See Note 2 for information relating to revenues by geography.

The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2024	As of September 30, 2025
Long-lived assets:
United States	$138,993	$175,676
International	45,631	62,635
Total long-lived assets	$184,624	$238,311

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
Google Cloud
Google Cloud revenues are comprised of the following:
•Google Cloud Platform, which generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as AI offerings including our AI infrastructure, Vertex AI platform, and Gemini Enterprise: cybersecurity; and data and analytics;
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
Executive Overview
The following table summarizes consolidated financial results (in millions, except per share information and percentages):

	Three Months Ended
	September 30,
	2024	2025	$ Change	% Change
Consolidated revenues	$88,268	$102,346	$14,078	16%
Change in consolidated constant currency revenues(1)				15%

Cost of revenues	$36,474	$41,369	$4,895	13%
Operating expenses	$23,273	$29,749	$6,476	28%

Operating income	$28,521	$31,228	$2,707	9%
Operating margin	32%	31%		(1)%

Other income (expense), net	$3,185	$12,759	$9,574	301%

Net income	$26,301	$34,979	$8,678	33%
Diluted EPS (2)	$2.12	$2.87	$0.75	35%
(1)    See "Use of Non-GAAP Constant Currency Information" below for details relating to our use of constant currency information.
(2)    For additional information on the calculation of diluted EPS, see Note 12 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Revenues were $102.3 billion, an increase of 16% year over year, primarily driven by an increase in Google Services revenues of $10.5 billion, or 14%, and an increase in Google Cloud revenues of $3.8 billion, or 34%.
•Total constant currency revenues, which exclude the effect of hedging, increased 15% year over year.
•Cost of revenues was $41.4 billion, an increase of 13% year over year, primarily driven by increases in content acquisition costs, TAC, depreciation expense, and other technical infrastructure operations costs.

•Operating expenses were $29.7 billion, an increase of 28% year over year, primarily driven by increases in expenses related to legal and other matters, employee compensation expenses, and depreciation expense.
Other Information:
•On September 5, 2025, the EC announced its decision that Google had infringed European competition laws. The EC decision imposed a $3.5 billion fine which we accrued in general and administrative expenses in our Google Services segment for the three months ended September 30, 2025.
•OI&E of $12.8 billion for the three months ended September 30, 2025 included net gains on equity securities of $10.7 billion, primarily related to unrealized gains on our non-marketable equity securities.
•Changes to U.S. tax law enacted on July 4, 2025, allow, among other things, for immediate expensing of domestic research and experimentation costs and accelerated depreciation on eligible capital expenditures, the effects of which are included in operating cash flows for the three months ended September 30, 2025.
•Repurchases of Class A and Class C shares were $926 million and $10.6 billion, respectively, totaling $11.6 billion for the three months ended September 30, 2025.
•Operating cash flow was $48.4 billion for the three months ended September 30, 2025.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $24.0 billion for the three months ended September 30, 2025.
•As of September 30, 2025, we had 190,167 employees.
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
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Google Search & other	$49,385	$56,567	$144,050	$161,459
YouTube ads	8,921	10,261	25,674	28,984
Google Network	7,548	7,354	22,405	21,964
Google advertising	65,854	74,182	192,129	212,407
Google subscriptions, platforms, and devices	10,656	12,870	28,707	34,452
Google Services total	76,510	87,052	220,836	246,859
Google Cloud	11,353	15,157	31,274	41,041
Other Bets	388	344	1,248	1,167
Hedging gains (losses)	17	(207)	191	(60)
Total revenues	$88,268	$102,346	$253,549	$289,007
Google Services
Google advertising revenues
Google Search & other
Google Search & other revenues increased $7.2 billion and $17.4 billion from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.

YouTube ads
YouTube ads revenues increased $1.3 billion and $3.3 billion from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025. The growth was driven by our direct response advertising products followed by our brand advertising products, both of which benefited from increased spending by our advertisers.
Google Network
Google Network revenues decreased $194 million from the three months ended September 30, 2024 to the three months ended September 30, 2025, primarily due to a decrease in AdSense, partially offset by an increase in AdMob revenues.
Google Network revenues decreased $441 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily due to a decrease in AdSense and Google Ad Manager revenues.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Google Search & other
Paid clicks change	7%	4%
Cost-per-click change	7%	7%
Google Network
Impressions change	(5)%	(5)%
Cost-per-impression change	6%	6%
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
Google subscriptions, platforms, and devices
Google subscriptions, platforms, and devices revenues increased $2.2 billion and $5.7 billion from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025. The growth was primarily driven by an increase in subscriptions revenues. This increase was primarily due to the contribution from growth in paid subscriptions across both YouTube services and Google One.
Google Cloud
Google Cloud revenues increased $3.8 billion and $9.8 billion from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025 primarily driven by growth in Google Cloud Platform largely from infrastructure services.

Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
United States	49%	48%	49%	48%
EMEA	29%	29%	29%	29%
APAC	16%	17%	16%	17%
Other Americas	6%	6%	6%	6%
Hedging gains (losses)	0%	0%	0%	0%
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

The following table presents the foreign currency exchange effect on international revenues and total revenues (in millions, except percentages):

			Three Months Ended September 30, 2025
					% Change from Prior Period
	Three Months Ended September 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2024	2025
United States	$43,139	$48,758	$0	$48,758	13%		0%	13%
EMEA	25,472	29,911	1,261	28,650	17%		5%	12%
APAC	14,547	17,819	128	17,691	22%		0%	22%
Other Americas	5,093	6,065	(50)	6,115	19%		(1)%	20%
Revenues, excluding hedging effect	88,251	102,553	1,339	101,214	16%		1%	15%
Hedging gains (losses)	17	(207)
Total revenues(1)	$88,268	$102,346		$101,214	16%	0%	1%	15%
(1)Total constant currency revenues of $101.2 billion for the three months ended September 30, 2025 increased $13.0 billion compared to $88.3 billion in revenues, excluding hedging effect, for the three months ended September 30, 2024.
EMEA revenue growth was favorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the euro and British pound.
APAC revenue growth was not materially affected by changes in foreign currency exchange rates.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Argentine peso.

			Nine Months Ended September 30, 2025
					% Change from Prior Period
	Nine months ended September 30,		Less FX Effect	Constant Currency Revenues	As Reported	Less Hedging Effect	Less FX Effect	Constant Currency Revenues
	2024	2025
United States	$123,072	$138,785	$0	$138,785	13%		0%	13%
EMEA	73,943	84,096	1,317	82,779	14%		2%	12%
APAC	41,659	49,153	(138)	49,291	18%		0%	18%
Other Americas	14,684	17,033	(902)	17,935	16%		(6)%	22%
Revenues, excluding hedging effect	253,358	289,067	277	288,790	14%		0%	14%
Hedging gains (losses)	191	(60)
Total revenues(1)	$253,549	$289,007		$288,790	14%	0%	—%	14%
(1)Total constant currency revenues of $288.8 billion for the nine months ended September 30, 2025 increased $35.4 billion compared to $253.4 billion in revenues, excluding hedging effect, for the nine months ended September 30, 2024.
EMEA revenue growth was favorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar weakening relative to the euro and British pound, partially offset by the U.S. dollar strengthening relative to the Turkish lira.
APAC revenue growth was not materially affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Australian dollar and Indian rupee, partially offset by the U.S dollar weakening relative to the Japanese yen.
Other Americas revenue growth was unfavorably affected by changes in foreign currency exchange rates, primarily due to the U.S. dollar strengthening relative to the Brazilian real and Mexican peso.
Costs and Expenses

Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
TAC	$13,719	$14,876	$40,052	$43,329
Other cost of revenues	22,755	26,493	65,641	73,439
Total cost of revenues	$36,474	$41,369	$105,693	$116,768
Total cost of revenues as a percentage of revenues	41%	40%	42%	40%
Cost of revenues increased $4.9 billion from the three months ended September 30, 2024 to the three months ended September 30, 2025 due to an increase in other cost of revenues and TAC of $3.7 billion and $1.2 billion, respectively. Cost of revenues increased $11.1 billion from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 due to an increase in other cost of revenues and TAC of $7.8 billion and $3.3 billion, respectively.
The increase in TAC from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 20.8% to 20.1% from the three months ended September 30, 2024 to the three months ended September 30, 2025 and decreased from 20.8% to 20.4% from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rates on Google Search & other and Google Network revenues were substantially consistent from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025.
The increase in other cost of revenues from the three months ended September 30, 2024 to the three months ended September 30, 2025 was primarily due to increases in content acquisition costs, largely for YouTube, depreciation expense, other technical infrastructure operations costs, and devices costs.
The increase in other cost of revenues from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 was primarily due to increases in content acquisition costs, largely for YouTube, depreciation expense, and other technical infrastructure operations costs.
Research and Development
The following table presents R&D expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Research and development expenses	$12,447	$15,151	$36,210	$42,515
Research and development expenses as a percentage of revenues	14%	15%	14%	15%
R&D expenses increased $2.7 billion from the three months ended September 30, 2024 to the three months ended September 30, 2025, primarily driven by increases in employee compensation expenses of $1.5 billion, depreciation expense of $659 million, and other technical infrastructure operations costs of $407 million.
R&D expenses increased $6.3 billion from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily driven by increases in employee compensation expenses of $3.0 billion and depreciation expense of $1.7 billion.

Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Sales and marketing expenses	$7,227	$7,205	$20,445	$20,478
Sales and marketing expenses as a percentage of revenues	8%	7%	8%	7%
Sales and marketing expenses decreased $22 million from the three months ended September 30, 2024 to the three months ended September 30, 2025, due to a combination of factors, none of which were individually significant.
Sales and marketing expenses increased $33 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily driven by an increase in advertising and promotional activities of $550 million, partially offset by a decrease in employee compensation expenses of $369 million.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
General and administrative expenses	$3,599	$7,393	$9,783	$16,141
General and administrative expenses as a percentage of revenues	4%	7%	4%	6%
General and administrative expenses increased $3.8 billion from the three months ended September 30, 2024 to the three months ended September 30, 2025, primarily driven by an increase in expenses related to legal and other matters of $3.8 billion, largely the result of the $3.5 billion EC fine.
General and administrative expenses increased $6.4 billion from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily driven by an increase in expenses related to legal and other matters of $6.3 billion, largely the result of the $3.5 billion EC fine accrued in the third quarter of 2025 and a $1.4 billion legal accrual made in the second quarter of 2025.
Segment Profitability
We report our segment results as Google Services, Google Cloud, and Other Bets. Additionally, certain costs are not allocated to our segments because they represent Alphabet-level activities. For further details on our segments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
The following table presents segment operating income (loss) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Operating income (loss):
Google Services	$30,856	$33,527	$88,427	$99,272
Google Cloud	1,947	3,594	4,019	8,597
Other Bets	(1,116)	(1,426)	(3,270)	(3,898)
Alphabet-level activities(1)	(3,166)	(4,467)	(7,758)	(10,866)
Total income from operations	$28,521	$31,228	$81,418	$93,105
(1)In addition to the costs included in Alphabet-level activities, hedging gains (losses) related to revenue were $17 million and $(207) million for the three months ended September 30, 2024 and 2025, respectively, and $191 million and $(60) million for the nine months ended September 30, 2024 and 2025, respectively. Alphabet-level activities include charges related to employee severance and office space charges.

Google Services
Google Services operating income increased $2.7 billion and $10.8 billion from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025, respectively. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in expenses related to legal and other matters, content acquisition costs, and TAC.
Google Cloud
Google Cloud operating income increased $1.6 billion and $4.6 billion from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025, respectively. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in usage costs for technical infrastructure and employee compensation expenses.
Other Bets
Other Bets operating loss increased $310 million and $628 million from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025, respectively. The increase in operating loss was due to a combination of factors, none of which were individually significant.
Other Income (Expense), Net
The following table presents OI&E (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Interest income	$1,243	$1,076	$3,394	$3,128
Interest expense	(54)	(143)	(215)	(438)
Foreign currency exchange gain (loss), net	23	(143)	(388)	(318)
Gain (loss) on debt securities, net	160	122	(612)	489
Gain (loss) on equity securities, net	1,821	10,734	3,350	21,778
Performance fees	29	(174)	261	(297)
Income (loss) and impairment from equity method investments, net	(107)	(30)	(101)	367
Other	70	1,317	465	1,895
Other income (expense), net	$3,185	$12,759	$6,154	$26,604
OI&E, net increased $9.6 billion and $20.5 billion from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025, respectively. The increase was primarily due to increases in net unrealized gains on equity securities resulting from fair value adjustments on non-marketable equity securities.
For additional information, see Note 3 and Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Income before provision for income taxes	$31,706	$43,987	$87,572	$119,709
Provision for income taxes	$5,405	$9,008	$13,990	$21,994
Effective tax rate	17.0%	20.5%	16.0%	18.4%
The effective tax rate increased from the three months ended September 30, 2024 to the three months ended September 30, 2025. This increase was primarily due to a decrease in the U.S. Federal Foreign Derived Intangible Income tax deduction, and a non-deductible EC fine, partially offset by changes in prior period tax positions.
The effective tax rate increased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. This increase was primarily due to a decrease in the U.S. Federal Foreign Derived Intangible

Income tax deduction, a non-deductible EC fine and legal settlement in the U.S., a decrease in SBC-related tax benefits, partially offset by changes in prior period tax positions.
Changes to U.S. tax law enacted on July 4, 2025, allow for immediate expensing of domestic research and experimentation costs, accelerated depreciation on eligible capital expenditures, and other tax law changes impacting 2025 with certain changes effective in 2026. These changes are reflected in our results for the three and nine months ended September 30, 2025.
The Organization for Economic Cooperation and Development (OECD) is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Some countries have already implemented the legislation effective January 1, 2024, and we expect others to follow, however this did not have a material effect on our income tax provision for the period ending September 30, 2025.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of September 30, 2025, we had $98.5 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents cash flows (in millions):

	Nine Months Ended
	September 30,
	2024	2025
Net cash provided by operating activities	$86,186	$112,311
Net cash used in investing activities	$(29,356)	$(68,515)
Net cash used in financing activities	$(60,697)	$(44,416)
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
Net cash provided by operating activities increased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 due to an increase in cash received from customers, partially offset by an increase in cash payments for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 primarily due to an increase in purchases of property and equipment, driven by investments in technical infrastructure, and a decrease in maturities and sales of marketable securities.

Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, net payments related to stock-based award activities, payment of dividends, and repayments of debt.
Net cash used in financing activities decreased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 due to an increase in proceeds from issuance of debt, net of repayments.
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
During the nine months ended September 30, 2024 and 2025, we spent $38.3 billion and $63.6 billion on capital expenditures, respectively. We expect full year 2025 capital expenditures to exceed full year 2024. In 2026, we expect to significantly increase, relative to 2025, our investment in our technical infrastructure, including servers, network equipment, and data centers, to support the growth of our business and our long-term initiatives, in particular in support of AI products and services. Depreciation of our property and equipment commences when such assets are ready for our intended use. For the nine months ended September 30, 2024 and 2025, depreciation on property and equipment was $11.1 billion and $15.1 billion, respectively.
Leases
As of September 30, 2025, the amount of total future lease payments under operating and finance leases was $17.5 billion and $2.9 billion, respectively.
As of September 30, 2025, we have entered into leases primarily related to data centers that have not yet commenced with future lease payments of $42.6 billion, including a purchase option considered reasonably certain to be exercised. These leases will commence between 2025 and 2031 with non-cancelable lease terms between one and 25 years.
For additional information on leases, see Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Financing
We have a short-term debt financing program of up to $25.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2025, we had $3.0 billion of short-term commercial paper outstanding.
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
As of September 30, 2025, we had senior unsecured notes outstanding with a total carrying value of $23.6 billion.
As of September 30, 2025, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2026 and $6.0 billion expiring in April 2030. The interest rates for all credit facilities are determined based on a formula using certain market rates. No amounts have been borrowed under the credit facilities.
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
Share Repurchase Program
In the three and nine months ended September 30, 2025, we repurchased and subsequently retired 56 million and 220 million shares for $11.6 billion and $40.1 billion, respectively.
In April 2024, the Board of Directors of Alphabet authorized the company to repurchase up to $70.0 billion of its Class A and Class C shares. In April 2025, the Board of Directors of Alphabet authorized the company to repurchase up to an additional $70.0 billion of Class A and Class C shares. As of September 30, 2025, $74.8 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Shares	Amount	Shares	Amount
Class A share repurchases	5	$926	36	$6,229
Class C share repurchases	51	10,627	184	33,888
Total share repurchases(1)	56	$11,553	220	$40,117
(1)Shares repurchased include unsettled repurchases.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Dividend Program
In the three and nine months ended September 30, 2025, total cash dividends were $1.2 billion and $3.6 billion for Class A, $177 million and $527 million for Class B, and $1.1 billion and $3.4 billion for Class C shares, respectively.
In April 2025, the Board of Directors of Alphabet increased the quarterly cash dividend by 5% to $0.21 per share of outstanding Class A, Class B, and Class C shares.
The company has declared a quarterly cash dividend in the current quarter, and intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.
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
In September 2025, the EC announced its decision that Google had infringed European competition laws through “self-preferencing” practices on the buy-side and the sell-side relating to its advertising technology. The EC imposed a €3.0 billion fine ($3.5 billion as of September 5, 2025), which was accrued in the third quarter of 2025.
We included the outstanding EC fines, including any under appeal, in accrued expenses and other current liabilities on our Consolidated Balance Sheets. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Taxes
As of September 30, 2025, we had long-term income taxes payable of $10.1 billion primarily related to uncertain tax positions.
Purchase Commitments and Other Contractual Obligations
We have material purchase commitments and other contractual obligations primarily related to energy contracts, licenses (including content licenses), and technical infrastructure and inventory orders. As of September 30, 2025, the total for these commitments was $93.7 billion, of which $72.5 billion was short-term, mostly related to technical infrastructure and inventory orders. These amounts reflect commitments and obligations through open purchase orders as well as the non-cancelable portion or the minimum cancellation fee in certain agreements. For those agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of September 30, 2025. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For more information related to our content licenses, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended September 30, 2025.

Period	Total Number of Class A Shares Purchased (in thousands) (1)	Total Number of Class C Shares Purchased (in thousands) (1)	Average Price Paid per Class A Share (2)	Average Price Paid per Class C Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - 31	2,571	19,077	$185.81	$186.76	21,648	$82,307
August 1 - 31	1,548	17,148	$203.08	$203.43	18,696	$78,523
September 1 - 30	551	14,738	$241.96	$242.62	15,289	$74,825
Total	4,670	50,963			55,633
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
ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the quarter ended September 30, 2025, the following Section 16 director adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
•Frances Arnold, a member of the Board of Directors of Alphabet, adopted a trading plan on August 21, 2025 (with the first trade under the plan scheduled for December 1, 2025). The trading plan will be effective until July 13, 2027 to sell 50% of the (net) shares resulting from the vesting of approximately 3,357 (gross) shares of Class C Capital Stock (excluding the dividend equivalent units), in addition to 50% of the (net) shares of any future grants awarded during the term of the plan (in each case, net shares are net of tax withholding).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the quarter ended September 30, 2025 by our directors and Section 16 officers.
Required Disclosure Pursuant to Section 13(r) of the Exchange Act
During the quarter ended September 30, 2025, Google LLC, a subsidiary of Alphabet, filed a notification with the Russian Federal Security Service (FSB) pursuant to Russian encryption control requirements, which must be complied with prior to the import of covered items. Neither we nor our subsidiaries generated any gross revenues or net profits directly from such activity and neither we nor our subsidiaries sell to the FSB. In the ordinary course of its business, Alphabet expects that Google LLC will continue to file these notifications as required under Russian law.

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

ALPHABET INC.
October 29, 2025	By:	/s/ ANAT ASHKENAZI
Anat Ashkenazi
Senior Vice President, Chief Financial Officer

ALPHABET INC.
October 29, 2025	By:	/s/ AMIE THUENER O'TOOLE
Amie Thuener O'Toole
Vice President, Corporate Controller and Principal Accounting Officer