Form 10-K
period 2025-12-31
Alphabet Inc.
filed 2026-02-05
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(650) 253-0000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	GOOGL	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Class C Capital Stock, $0.001 par value	GOOG	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
2.375% Senior Notes due 2028	—	Nasdaq Stock Market LLC
2.500% Senior Notes due 2029	—	Nasdaq Stock Market LLC
2.875% Senior Notes due 2031	—	Nasdaq Stock Market LLC
3.000% Senior Notes due 2033	—	Nasdaq Stock Market LLC
3.125% Senior Notes due 2034	—	Nasdaq Stock Market LLC
3.375% Senior Notes due 2037	—	Nasdaq Stock Market LLC
3.500% Senior Notes due 2038	—	Nasdaq Stock Market LLC
4.000% Senior Notes due 2044	—	Nasdaq Stock Market LLC
3.875% Senior Notes due 2045	—	Nasdaq Stock Market LLC
4.000% Senior Notes due 2054	—	Nasdaq Stock Market LLC
4.375% Senior Notes due 2064	—	Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2025) was approximately $1.9 trillion. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
As of January 28, 2026, there were 5,822 million shares of Alphabet’s Class A stock outstanding, 837 million shares of Alphabet’s Class B stock outstanding, and 5,438 million shares of the Alphabet’s Class C stock outstanding.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2025

2.

Table of Contents	Alphabet Inc.
Note About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as, but are not limited to, "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These include, among other things, expectations regarding the growth of our business and revenues, including factors that may impact such growth, and fluctuations in our revenues and margins; statements relating to plans, expectations, and trends about our core business metrics, costs and expenses, capital expenditures, sources of funding, products and services, strategic business transactions, and other aspects of our business operations and strategies; statements regarding the global macroeconomic and regulatory environment; as well as other statements regarding our future operations, financial condition and prospects, and actual or potential risk and liability exposures. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 1 "Business;" Part I, Item 1A "Risk Factors;" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, including the risks discussed in Part I, Item 1A "Risk Factors" and the trends discussed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I
ITEM 1.BUSINESS
Overview
As our founders Larry and Sergey wrote in the original founders' letter, "Google is not a conventional company. We do not intend to become one." That unconventional spirit has been a driving force throughout our history, inspiring us to tackle big problems and invest in moonshots. It led us to be a pioneer in the development of artificial intelligence (AI) and, since 2016, be an AI-first company. We continue this work under the leadership of Alphabet and Google CEO, Sundar Pichai.
Alphabet is a collection of businesses — the largest of which is Google. We report Google in two segments, Google Services and Google Cloud, and all non-Google businesses collectively as Other Bets. Supporting these businesses, we have centralized certain AI-related research and development focused on advanced research in AI and developing the frontier models that serve our businesses, which is reported in Alphabet-level activities. Alphabet's structure is about helping each of our businesses prosper through strong leaders and independence.
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
We are focused on building an even more helpful Google for everyone, and we aspire to give everyone the tools they need to increase their knowledge, health, happiness, and success. Google Search helps people find information and make sense of the world in more natural and intuitive ways, with trillions of searches on Google every year. YouTube provides people with entertainment, information, and opportunities to learn something new and helps support the creator economy through the YouTube Partner Program. Google Cloud helps customers build for the future, improve productivity, reduce costs, and unlock new growth engines. We continually innovate and build new products and features to help our users, partners, customers, and communities and have invested more than $200 billion in research and development in the last five years in support of these efforts.
3.

Table of Contents	Alphabet Inc.
Making AI Helpful for Everyone
We believe AI is a profound platform shift that can bring meaningful and positive change to people and societies across the world, and to our business. We aim to build the most advanced, safe, and responsible AI through our full-stack approach, which spans AI-optimized infrastructure; world-class research, including models and tooling; and our products and platforms that bring AI to billions of people, developers, and enterprises.
At the foundation of our full-stack approach is our AI-optimized infrastructure — a key differentiator enabling us to power our own products, such as Search and YouTube, and support the services we provide to our Google Cloud customers. Our technical infrastructure allows us to use and offer our customers a range of AI accelerator options, including specialized Graphics Processing Units (GPUs) and our own custom-built Tensor Processing Units (TPUs), such as Ironwood, our seventh-generation TPU. We are focused on driving efficiencies in our data centers, allowing us to leverage our technical infrastructure to deliver our products and services at an increasing scale while simultaneously enabling world-class research and model development.
Over the last decade, our research teams have pushed the boundaries of AI forward, which is displayed through Gemini 3, our most intelligent AI model yet. Designed to deliver advanced multimodal understanding, Gemini 3 represents our most capable iteration of agentic and generative coding technologies. Gemini 3 integrates enhanced reasoning capabilities to support visualizations and interactive user experiences across our product ecosystem, including Search and the Gemini app.
As technology continues to improve rapidly, we are focused on bringing our latest AI advances to our products and platforms. We continue to help our users access information and knowledge, express themselves, and get things done by embedding the power of generative AI and Gemini into our products and platforms. Today, all 15 of our half-billion-user products — including seven with two billion users — use our Gemini models. For our Google Cloud customers, our offerings are helping organizations stay at the forefront of innovation with solutions such as Gemini Enterprise and Gemini for Google Workspace.
Guided by our AI principles, we believe our approach to AI must be both bold and responsible. That means developing AI in a way that maximizes the positive benefits to society while addressing its potential challenges.
Moonshots
Many companies get comfortable doing what they have always done, making only incremental changes. This incrementalism leads to irrelevance over time, especially in technology, where change tends to be revolutionary, not evolutionary.
Our early investments in AI started out as moonshots but are now incorporated into our core products and central to future developments. In Other Bets, our fully autonomous driving technology company, Waymo, is now providing fully autonomous, paid ride-hailing services to customers in multiple cities. Isomorphic Labs is reimagining the drug discovery process from first principles, applying AI to accelerate the development of new medicines. We continue to look toward the future and to invest for the long term, most notably for the application of AI to our products and services, as well as other frontier technologies such as quantum computing.
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
Google Services
Serving Our Users
We have always been committed to building helpful products that can improve the lives of millions of people worldwide. Our product innovations are what make our services widely used, and our brand one of the most recognized in the world. Google Services' core products and platforms include ads, Android, Chrome, devices, Gmail, Google Drive, Google Gemini, Google Maps, Google Photos, Google Play, Search, and YouTube, with broad and growing adoption by users around the world.
4.

Table of Contents	Alphabet Inc.
Our products and services have come a long way since the company was founded more than 25 years ago. While Google Search started as a way to find web pages, organized into ten blue links, we have driven technical advancements and product innovations that have transformed Google Search into a dynamic, multimodal experience. Large language models have made it possible to express more natural language queries, vastly improving the types of questions users can ask, and the quality of results. For example, AI Overviews makes it easier to ask Google anything and get a helpful response. AI Mode allows users to ask more nuanced questions that might have previously taken multiple searches, using Gemini’s advanced reasoning, thinking, and multimodal capabilities.
This drive to make information more accessible and helpful has led us over the years to improve the discovery and creation of digital content both on the web and through platforms like Google Play and YouTube. People are consuming many forms of digital content, including watching long and short form videos and podcasts, streaming TV, playing games, listening to music, reading books, and using apps. Working with content creators and partners, we continue to build new ways for people around the world to create and find great digital content.
Fueling all of these great digital experiences are extraordinary platforms and devices. That is why we continue to invest in platforms like our Android mobile operating system, Chrome browser, and Chrome operating system, as well as our family of devices. We see tremendous potential for devices to be helpful and make people's lives easier by combining the best of our AI, software, and hardware. This potential is reflected in our latest generation of devices, such as the new Pixel 10 series and the Pixel Watch 4. Creating products and services that people rely on every day is a journey that we are investing in for the long-term.
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
In addition, Google Services generates revenues from products and services beyond advertising, including:
•consumer subscriptions, which primarily include revenues from YouTube services, such as YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket, as well as Google One, which offers access to our most capable Gemini models;
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
Google Cloud
Through our Google Cloud Platform and Google Workspace offerings, Google Cloud generates revenues primarily from consumption-based fees and subscriptions for infrastructure, platform, applications, and other cloud services. Customers use Google Cloud in multiple ways such as:
5.

Table of Contents	Alphabet Inc.
•AI-optimized Infrastructure: runs on our Cloud, at the edge, or in customers' data centers. It can be used to migrate and modernize information technology (IT) systems and to train and serve various types of AI models. Our AI infrastructure delivers cost-performance for AI workloads. We offer a range of AI accelerators, including our custom TPUs and specialized GPUs, as well as AI-optimized storage offerings, and efficient AI software.
•Developer Platform: delivers a fully managed AI development platform, through Vertex AI, for accessing, tuning, augmenting, and deploying custom models and agents, helping customers build applications with more than 200 foundation models, including our Gemini family, third-party, and open models.
•Cybersecurity: provides AI-powered threat intelligence and cybersecurity solutions to help customers detect, analyze, protect against, and respond to a broad range of cybersecurity threats.
•Data and Analytics: enables customers to migrate, clean, prepare, and feed data into their models. Our data platform also unifies data lakes, data warehouses, data governance, and advanced machine learning into a single platform that helps users analyze data using AI models across any cloud.
•Agents:
◦Gemini Enterprise: empowers teams to discover, create, share, and run AI agents all in one secure platform, bringing the best of Google AI to employees through an intuitive chat interface, helping to automate workflows and drive smarter business outcomes.

◦Gemini for Google Workspace: brings our AI-powered agents into Gmail, Docs, Sheets, and more to help users write, organize, visualize, accelerate workflows, and have more productive meetings.
Other Bets
Across Alphabet, we are also using technology to try to solve big problems that affect a wide variety of industries, including transportation and health technology. Alphabet’s investment in the portfolio of Other Bets includes businesses that are at various stages of development, ranging from those in the research and development phase, such as X, our moonshot factory focused on developing breakthrough technologies, to those that are scaling commercialization, such as Waymo, which is expanding to more cities domestically, entering international markets, and further scaling operations.
Other Bets operate as independent companies and some of them have their own boards with independent members and outside investors. While these early-stage businesses naturally come with considerable uncertainty, some of them are already generating revenue and making important strides in their industries. Revenues from Other Bets are generated primarily from the sale of autonomous transportation and internet services.
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
•other forms of advertising, such as billboards, magazines, newspapers, radio, and television, as our advertisers typically advertise in multiple media, both online and offline;
•digital content and application platform providers;
•providers of enterprise cloud services;
•AI model developers and providers of AI products and services;
•companies that design, manufacture, and market consumer hardware products, including businesses that have developed proprietary platforms;
•providers of digital video services;
•social networks, which users may rely on for product or service referrals, rather than seeking information through traditional search engines; and
•providers of workspace communication and connectivity products.
6.

Table of Contents	Alphabet Inc.
Competing successfully depends heavily on our ability to continually develop and distribute innovative products and technologies to the marketplace across our businesses. For example, for advertising, competing successfully depends on attracting and retaining:
•users, for whom other products and services are literally one click away, on the basis of the relevance of our advertising, as well as the general usefulness, security, and availability of our products and services;
•advertisers, primarily based on our ability to generate sales leads, and ultimately customers, and to deliver their advertisements in an efficient and effective manner across a variety of distribution channels even as trends in advertising mediums and user preferences change; and
•content providers, primarily based on the quality of our advertiser base, our ability to help these partners generate revenues from advertising, and the terms of our agreements with them.
For additional information about competition, see Item 1A Risk Factors of this Annual Report on Form 10-K.
Culture and Workforce
Our people are critical for our continued success, so we work hard to create an environment where employees can have fulfilling careers and perform at a high level. We offer industry-leading benefits and programs to take care of the diverse needs of our employees and their families, including opportunities for career growth and development, resources to support their financial health, and access to excellent healthcare choices. Our competitive compensation programs help us to attract and retain key talent, and we will continue to invest in recruiting talented people to technical and non-technical roles and rewarding them well. We provide a variety of high-quality training and support to managers to build and strengthen their capabilities — ranging from courses for new managers, to learning resources that help them provide feedback and manage performance, to coaching and individual support.
As of December 31, 2025, Alphabet had 190,820 employees. We have work councils and statutory employee representation obligations in certain countries, and we are committed to supporting protected labor rights, maintaining an open culture, and listening to our employees.
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
Government Regulation
We are subject to numerous United States (US) federal, state, and local, as well as foreign laws, and regulations covering a wide variety of subjects, and the scope of this coverage continues to broaden with continuing new legal and regulatory developments in the US and internationally. Like other companies in the technology industry, we face increasingly heightened scrutiny from both US and foreign governments with respect to our compliance with laws and regulations. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by the courts, remain uncertain. Particularly with regard to AI; competition; consumer protection; content moderation, including access restrictions for minors; data privacy and security; intellectual property; news publications; and sustainability and other social matters, we have seen an increase in new and evolving laws and regulations, as well as related enforcement actions and investigations, being proposed and implemented in recent years by legislative and regulatory bodies around the world. As we have seen in recent years, different laws and regulations on the same topic may not always have the same requirements (and sometimes may seem to have conflicting requirements), and even when requirements overlap, the rules are not always consistently implemented, interpreted, and enforced from jurisdiction to jurisdiction.
Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, make our products and services less useful, limit our ability to pursue certain business practices or offer certain products and services (either in certain geographies or at all), cause us to change our business models and operations, affect our competitive position relative to our peers, or otherwise harm our business, reputation, financial condition, and operating results.
For additional information about government regulation applicable to our business, see Item 1A Risk Factors; Trends in Our Business and Financial Effect in Part II, Item 7; and Legal Matters in Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
7.

Table of Contents	Alphabet Inc.
Intellectual Property
We rely on intellectual property such as trademarks, copyrights, patents, and trade secrets, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have registered, and applied for the registration of, US and international trademarks, service marks, domain names, and copyrights. We have also filed patent applications in the US and foreign countries covering certain of our technology, and acquired patent assets to supplement our portfolio. We have licensed in the past, and expect that we may license in the future, certain of our rights to other parties. For additional information, see Item 1A Risk Factors of this Annual Report on Form 10-K.
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
We webcast our earnings calls, as well as certain events we participate in or host with members of the investment community, via our investor relations YouTube channel and website. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. We also share Google news and product updates on Google's Keyword blog at https://www.blog.google/ and News From Google page on X at x.com/NewsFromGoogle, and our executive officers may also use certain social media channels, such as X and LinkedIn, to communicate information about earnings results and company updates, which may be of interest or material to our investors. Further, corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading "Governance." The information contained on, or that may be accessed through our websites or our executive officers' social media channels, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
8.

Table of Contents	Alphabet Inc.
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results, and may affect the trading price and price volatility of our Class A and Class C stock.
Risks Specific to our Company
We generate a significant portion of our revenues from advertising. Reduced spending by advertisers, a loss of partners, shifts in online advertising, new and evolving advertising formats, or new or existing technologies that block ads online or affect our ability to personalize ads could harm our business.
We generated more than 70% of total revenues from online advertising in 2025. Many of our advertisers, companies that distribute our products and services, digital publishers, and content providers can terminate their contracts with us at any time. These partners may not continue to do business with us if we do not create more value (such as increased numbers of users or customers, new sales leads, increased brand awareness, or more effective monetization) than their available alternatives.
We believe AI is quickly reshaping the advertising industry, including how ads are delivered online, and we and our competitors are constantly adjusting to meet this shift and provide new and evolving advertising formats. There is no assurance that we will adapt effectively and competitively to meet this shift, and that such advertising formats, strategies, and offerings will be successful.
Changes to our advertising policies and data privacy practices, as well as changes to other companies' advertising or data privacy practices have in the past, and may in the future, affect the advertising services that we are able to provide. In addition, technologies have been developed that make personalized ads more difficult, or that block the display of ads altogether, and some providers of online services have integrated technologies that could impair the availability and functionality of third-party digital advertising. Failing to provide superior value or deliver advertisements effectively and competitively could harm our business, reputation, financial condition, and operating results.
Expenditures by advertisers tend to correlate with overall economic conditions. Adverse macroeconomic conditions have affected, and may in the future affect, the demand for advertising, resulting in fluctuations in the amounts our advertisers spend on advertising, which could harm our financial condition and operating results.
Our increasing investment in new businesses, products, services, and technologies is inherently risky, and could divert management attention and harm our business, financial condition, and operating results.
We have invested and expect to expand our investment in new businesses, products, services, and technologies in a wide range of industries beyond online advertising. The investments that we are making across our businesses — such as building AI-optimized infrastructure, including our custom TPUs, and integrating AI capabilities into new and existing products and services — reflect our ongoing efforts to innovate and provide products and services that are helpful to users, advertisers, publishers, customers, content providers, and distribution partners. Our investments ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing new strategies, we may incur unanticipated liabilities.
To meet the compute capacity demands of AI training and inference, as well as traditional cloud computing services, we are entering into significant leasing arrangements with third party operators, which may increase costs and operational complexity. We also have a number of large, long-duration commercial agreements, which could increase our liabilities and obligations in the event of nonperformance by us, our counterparties, or vendors. In such nonperformance or an industry downturn, we may incur additional liabilities, have excess capacity that we cannot easily redeploy, and not receive payments from our counterparties or customers.
We have invested and expect to significantly expand our investment in property and equipment, including our technical infrastructure, and we expect these assets to benefit our business over their estimated useful lives. Changes in facts and circumstances such as changes to historical asset performance, expected technology advancements, and future network deployment plans could change the period over which we expect to benefit from the asset and impact our financial condition and operating results.
Innovations in our products and services could also result in changes to user and customer behavior and affect our revenue trends. These endeavors involve significant risks and uncertainties, including diversion of resources and management attention from current operations, different monetization models, and the use of alternative investment, governance, or compensation structures that may fail to adequately align incentives across the company or otherwise accomplish their objectives.
9.

Table of Contents	Alphabet Inc.
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
Within Google Cloud, we devote significant resources to develop and deploy our enterprise-ready cloud services, including Google Cloud Platform and Google Workspace, and we are advancing our AI platforms and models to support these tools and technologies, including the development of our custom TPUs and how we deliver them to our customers. We are incurring significant and increasing costs and new liabilities, including contingent liabilities, to build and maintain infrastructure to support cloud computing services, invest in cybersecurity, and hire talent. Meanwhile, our competitors are rapidly developing and deploying cloud-based services and capacity. Pricing and delivery models, which are subject to increasing regulatory scrutiny and requirements, are competitive and constantly evolving, and we may therefore not achieve our business objectives. Further, our business with financial services, healthcare, and public sector customers may present additional risks, including regulatory compliance risks. For instance, we may be subject to government audits and cost reviews, and any failure to comply or any deficiencies found may expose us to legal, financial, and reputational risks. Evolving laws and regulations may require us to make new capital investments, build new products, and seek partners to deliver localized services in other countries, and we may not be able to meet sovereign operating requirements.
Within Other Bets, we are investing significantly in areas such as life sciences and transportation, among others. These investment areas face intense competition from large, experienced, and well-funded competitors, and our offerings, many of which involve the development of new and emerging technologies, may not be successful, or be able to compete effectively or operate at sufficient levels of profitability.
In addition, new and evolving products and services, including those that use AI, raise ethical, technological, legal, regulatory, and other challenges, which could harm our brands and demand for our products and services. Because all of these investment areas are inherently risky, no assurance can be given that such strategies and offerings will be successful or will not harm our reputation, financial condition, and operating results.
We face intense competition. If we do not continue to innovate and provide products and services that are useful to users, customers, and other partners, we may not remain competitive, which could harm our business, financial condition, and operating results.
Our business environment is rapidly evolving and intensely competitive. Our businesses face changing technologies, shifting user needs, and frequent introductions of rival products and services. To compete successfully, we must accurately anticipate technology developments and deliver innovative, relevant, and useful products, services, and technologies in a timely manner. For example, with the rise of AI in recent years, we have increasingly focused our investments in building powerful AI tools and AI enhancements to our existing products and services to better cater to our users, customers, and other partners. As our businesses evolve, the competitive pressure to innovate will encompass a wider range of products and services. We must continue to invest significant resources in technical infrastructure, including the development of our custom TPUs, and research and development, including through acquisitions, in order to enhance our technology, products, and services.
We have many competitors in different industries. Our current and potential domestic and international competitors range from large and established companies to emerging start-ups. Some competitors have longer operating histories and well-established relationships in various sectors. They can use their experience and resources in ways that could affect our competitive position, including by making acquisitions and entering into other strategic arrangements; continuing to invest heavily in technical infrastructure, research and development, and in talent; initiating intellectual property and competition claims (whether or not meritorious); and continuing to compete for users, advertisers, customers, and content providers. Further, discrepancies in enforcement of existing laws may enable our lesser known competitors to aggressively interpret those laws without commensurate scrutiny, thereby affording them competitive advantages. Our competitors may also be able to innovate and provide products and services faster or more cost effectively than we can or may foresee the need for products and services before we do.
We are developing frontier generative AI models and building AI capabilities into products and services across the company, tailoring them to the evolving preferences of our users and customers. AI technology and services are highly competitive, rapidly evolving, and require significant investment, including technical infrastructure, development, and operational costs. Our ability to deploy certain AI technologies critical for our products and services and for our business strategy may depend on the availability and pricing of third-party equipment and other technical infrastructure operations costs, including network capacity, energy, and equipment costs. Additionally, other companies may develop
10.

Table of Contents	Alphabet Inc.
AI products and technologies that are similar or superior to our technologies or more cost-effective to develop or deploy. Other companies may also have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI products and services.
Our financial condition and operating results may also suffer if our products and services are not responsive in a timely manner to the evolving needs and desires of our users, advertisers, publishers, customers, and content providers, or if we miscalculate those needs and desires and invest significantly in areas that fail to gain sufficient market traction. As new and existing technologies continue to develop, competitors and new entrants may be able to offer experiences that are, or that are perceived to be, substantially similar to or better than ours, and the consumers may change how they obtain information online, potentially reducing the utility of our existing products and services. These technologies could reduce usage of our products and services, and force us to compete in different ways and expend significant resources to develop and operate equal or better products and services. Competitors' success in providing compelling products and services or in attracting and retaining users, advertisers, publishers, customers, and content providers could harm our financial condition and operating results.
Our revenue growth rate could decline over time, and we may experience downward pressure on our operating margin in the future.
Our revenue growth rate could decline over time as a result of a number of factors, including changes in customer usage and demand for our existing products and increasing demand for competing technologies; changes in the devices and modalities used to access our products and services; changes in geographic mix; deceleration or declines in advertiser spending; competition; decreases in the pricing of our products and services; ongoing product and policy changes; and shifts to lower priced products and services.
We may experience downward pressure on our operating margin resulting from a variety of factors. These include increasing costs for many aspects of our business resulting from a higher level of investment in technical infrastructure, increasing regulations, and increasing competition. Certain of our costs and expenses are relatively fixed and may not correlate to changes in revenue, and we may also not be able to continue to drive efficiencies at the rate we have in the past. We may also face margin compression from an increase in the mix of lower-margin products and services, in particular from the continued expansion of our business into new fields, including products and services such as Google Cloud, our devices, and consumer subscription products, as well as significant investments in Other Bets. For instance, margins on our devices have had, and may continue to have, an adverse effect on our consolidated margins due to pricing pressures and higher cost of sales. Due to these factors and the evolving nature of our business, our historical revenue growth rate and historical operating margin may not be indicative of our future performance. For additional information, see Trends in Our Business and Financial Effect and Revenues and Monetization Metrics in Part II, Item 7 of this Annual Report on Form 10-K.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brands as well as affect our ability to compete.
Our patents, trademarks, trade secrets, copyrights, and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services, and technologies. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken and may take in the future to protect our proprietary rights, including obtaining copyright and patent protections for our important innovations, including AI innovations, may not be sufficient or effective. There is also the possibility that an issued patent may be deemed invalid or unenforceable.
We also seek to maintain certain intellectual property as trade secrets. The confidentiality of such trade secrets and other sensitive information could be compromised, which could cause us to lose the competitive advantage resulting from these trade secrets. We also face risks associated with our trademarks. For example, there is a risk that the word "Google" could become so commonly used that it becomes synonymous with the word "search." Some courts have ruled that "Google" is a protectable trademark, but it is possible that other courts, particularly those outside of the US, may reach a different determination. If this happens, we could lose protection for this trademark.
Any significant impairment of our intellectual property rights could harm our business and ability to compete. Protecting our intellectual property rights is costly and time consuming; any increase in unauthorized use could make it more expensive to do business and harm our financial condition and operating results.
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
11.

Table of Contents	Alphabet Inc.
new and innovative products and services that better serve the needs of our users, advertisers, customers, content providers, and other partners. Our brands have been, and may in the future be, harmed by a number of factors, including, among others, reputational issues, third-party content shared on our platforms, data privacy and security issues and developments, issues in delivering age-appropriate experiences to minors, and product or technical performance failures. For example, if we fail to respond appropriately to the sharing of misinformation or objectionable content on our services or products or objectionable practices by advertisers, or otherwise to adequately address user concerns, our users may lose confidence in our brands. Furthermore, failure to maintain and enhance our brands could harm our business, reputation, financial condition, and operating results. Our success will depend largely on our ability to remain a technology leader and continue to provide high-quality, trustworthy, innovative products and services that are truly useful and play a valuable role in a range of settings.
We face a number of manufacturing and supply chain risks that could affect our ability to supply our products and services and harm our business, financial condition, and operating results.
We rely on contract manufacturers to manufacture or assemble our devices as well as servers and networking equipment used in our technical infrastructure, certain components of which we may supply. We also rely on third parties to supply components and distribute our products and services. Our business could be harmed if we are not able to engage these companies with the necessary capabilities or capacity on reasonable terms, or if those we engage fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other material terms of our arrangements with them.
We have experienced and may in the future experience supply shortages, price increases, quality issues, or longer lead times that could harm our operations, driven by raw material or component availability, manufacturing capacity, labor shortages, industry allocations, logistics capacity, inflation, foreign currency exchange rates, tariffs, sanctions and export controls, trade disputes and barriers, forced labor concerns, sourcing requirements, geopolitical tensions, armed conflicts, natural disasters or pandemics, the effects of climate change, power and transmission availability, and significant changes in the financial or business condition of our suppliers. Some of the components we use in our technical infrastructure and our devices are available from only one or limited sources, and we may not be able to find replacement vendors on favorable terms in the event of a supply chain disruption. A significant supply interruption that affects us or our vendors could delay critical data center or network infrastructure upgrades or expansions and delay consumer product availability.
Our ability to scale our technical infrastructure is increasingly constrained by the availability of power, water, and land. For example, energy supply is constrained globally due to the significant increase in demand for and limited availability of energy to power AI compute. Securing this capacity involves entering into complex, long-lead-time arrangements. Additionally, manufacturing and supply of servers and network equipment for our technical infrastructure, particularly for specialized AI chips, is limited to a small number of qualified suppliers. Extended or unforeseen disruptions at these suppliers could impact our ability to meet customer demand. Failure to secure sufficient capacity in a timely manner would limit our ability to train models and serve Cloud customers.
We may enter into long-term contracts for materials and products that commit us to significant terms and conditions. We may face costs for materials and products that are not consumed due to market demand, technological change, excess or obsolete inventory, changed consumer preferences, quality, product recalls, and warranty issues. Certain of our competitors may negotiate more favorable contractual terms based on volume and other commitments that may provide them with competitive advantages and may affect our supply. For example, industry supply capacity for AI accelerators, including GPUs as well as our custom-built TPUs, is highly competitive and rapidly evolving. If we are unable to negotiate favorable contractual terms or our competitors claim the supply or capacity first, we may face increased costs and supply constraints, which could harm our business, financial condition, and operating results.
Our devices have had, and in the future may have, quality issues resulting from design, manufacturing, or operations. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. In addition, quality issues with equipment used in our technical infrastructure could constrain our capacity to support the delivery and continued development of our products and services. If the quality of our products and services does not meet expectations, we lack the capacity to deliver them, or our products or services are defective or require a corrective action or recall, it could harm our business, reputation, financial condition, and operating results.
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
12.

Table of Contents	Alphabet Inc.
Interruption to, interference with, or failure of our complex information technology and communications systems could hurt our ability to effectively provide our products and services, which could harm our reputation, financial condition, and operating results.
The availability of our products and services and fulfillment of our customer contracts depend on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage, interference, or interruption from modifications or upgrades, terrorist attacks, state-sponsored attacks, natural disasters or pandemics, geopolitical tensions or armed conflicts, export controls and sanctions, tariffs and non-tariff trade barriers, the effects of climate change, power and transmission availability challenges, utility outages, telecommunications failures, computer viruses, software bugs, cyber attacks, supply-chain attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Some of our data centers are located in areas with a high risk of major earthquakes or other natural disasters. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and, in some cases, to potential disruptions resulting from problems experienced by facility operators or disruptions as a result of geopolitical tensions and conflicts happening in the area. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster or pandemic, closure of a facility, or other unanticipated problems affecting our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and have contained in the past, and may contain in the future, errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Any of these incidents could impede or prevent us from effectively offering products and providing services, which could harm our business, reputation, financial condition, and operating results.
Our international operations expose us to additional risks that could harm our business, reputation, financial condition, and operating results.
Our international operations are significant to our revenues and net income, and we plan to continue growing internationally. International revenues accounted for approximately 52% of consolidated revenues in 2025. In addition to risks described elsewhere in this section, our international operations expose us to other risks, including:
•restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the US;
•sanctions, tariffs, import and export controls, other market access barriers, political unrest, geopolitical tensions, changes in regimes, or armed conflict (such as ongoing conflicts in the Middle East and Ukraine), any of which may affect our business continuity, increase our operating costs, limit demand for our products and services, limit our ability to source components or final products, or prevent or impede us from operating in certain jurisdictions, complying with local laws, or offering products or services;
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
•anti-corruption laws, such as the US Foreign Corrupt Practices Act, and other local laws prohibiting certain payments to government officials, violations of which could result in civil and criminal penalties; and
•different employee/employer relationships; different labor laws, regulations, and labor practices; and other challenges caused by distance, language, local expertise, and cultural differences, increasing the complexity of doing business in multiple jurisdictions.
Because we conduct business in currencies other than US dollars but report our financial results in US dollars, we have faced, and will continue to face, exposure to fluctuations in foreign currency exchange rates. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the US dollar and foreign currencies have and may in the future adversely affect our revenues and earnings. Hedging programs are also inherently risky and could expose us to additional risks that could harm our financial condition and operating results.
Disruptions in our ability to access future financing or manage our indebtedness could adversely affect our ability to execute our strategy and harm our financial condition.
We may from time to time access capital markets for debt or seek to enter into other forms of financing, such as leases. Any difficulty in accessing capital markets, entering into other forms of financing on favorable terms, or managing our existing indebtedness could increase our costs of financing and restrict our ability to invest in our business. Furthermore, the combination of our current and any future indebtedness, including obligations arising under
13.

Table of Contents	Alphabet Inc.
leases, backstops, guarantees, and potential liabilities from large commercial agreements, could harm our financial condition and reduce our financial and business flexibility.
We are exposed to fluctuations in the fair values of our investments and, in some instances, our financial statements incorporate inherently subjective valuation methodologies.
The fair value of our debt and equity investments may in the future be, and certain investments have been in the past, negatively affected by liquidity, credit deterioration or losses, performance and financial results of the underlying entities, foreign exchange rates, changes in interest rates, the effect of new or changing regulations, the stock market in general, or other factors. As a result of these factors, the value of our investments could significantly decline, which could harm our financial condition and operating results.
We measure certain of our non-marketable equity and debt securities, and certain other instruments including stock-based compensation (SBC) awards of Other Bet companies, at fair value on a nonrecurring basis, which is inherently subjective and requires management judgment and estimation. Gains and losses on non-marketable equity securities are recognized in other income (expense), net (OI&E), which increases the volatility of our OI&E. The unrealized gains and losses or impairments we record from fair value remeasurements in any particular period may differ significantly from the gains and losses we ultimately realize on such investments. Changes in fair value on SBC awards are recognized primarily through operating expenses.
Risks Related to our Industry
Issues in the development and use of AI may result in reputational harm and increased liability exposure.
Our evolving AI-enabled products and services may give rise to risks related to harmful content, inaccuracies, discrimination, intellectual property infringement or misappropriation, violation of rights of publicity, defamation, data privacy, cybersecurity, minor protection, and other issues. As a result of these and other challenges associated with innovative technologies, our implementation of AI systems could subject us to competitive harm, regulatory action, legal liability (including under new and proposed legislation and regulations), new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm.
Some uses of AI will present ethical issues and may have broad effects on society. In order to implement AI responsibly and minimize unintended harmful effects, we have already devoted and will continue to invest significant resources to develop, test, and maintain our products and services, but we may not be able to identify or resolve all AI-related issues, deficiencies, and failures before they arise. Unintended consequences, uses, or customization of our AI tools and systems may negatively affect human rights, privacy, employment, or other social concerns, which may result in claims, lawsuits, brand or reputational harm, and increased regulatory scrutiny, any of which could harm our business, financial condition, and operating results.
People access our products and services through a variety of platforms and devices that continue to evolve with the advancement of technology and user preferences. If manufacturers and users do not widely adopt versions of our products and services developed for these interfaces, our business could be harmed.
While the modalities used to access information is evolving, people access our products and services through a growing variety of devices such as phones, laptops and tablets, video game consoles, voice-activated speakers, wearables (including virtual reality and augmented reality devices), automobiles, and television-streaming devices. Our products and services may be less popular on some interfaces. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not be available or may only be available with limited functionality for our users or our advertisers on these devices as a result. Some manufacturers may also elect not to include our products on their devices.
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
14.

Table of Contents	Alphabet Inc.
significantly in efforts to promote high-quality and relevant results and to detect and prevent low-quality content and invalid traffic, we have been unable and may continue to be unable to detect and prevent all such abuses or promote uniformly high-quality content. Increased use of AI in our offerings and internal systems may create new instances of problematic content and increased potential for misuse and abuse.
Many websites violate or attempt to violate our guidelines, including by seeking to inappropriately rank higher in search results than our search engine's assessment of their relevance and utility would rank them. Such efforts have affected, and may continue to affect, the quality of content on our platforms and lead them to display false, misleading, or undesirable content. Although English-language web spam in our search results has been reduced, and web spam in most other languages is limited, we expect web spammers will continue to seek inappropriate ways to improve their rankings. Although we continue to invest in and deploy proprietary technology to detect and prevent web spam on our platforms and to evolve our policies to address emerging threats, there is no guarantee that our technology and policy enforcement will always be successful, and our users may have negative experiences that make them less likely to use our platforms. We face legal and regulatory challenges to our efforts to address low-quality content, and our ability to address it may be constrained or made more costly through added compliance requirements. We also face other challenges to the quality of our search results from low-quality and irrelevant content websites, including content farms, which are websites that generate large quantities of low-quality content in an effort to improve their search rankings. We are continually launching algorithmic changes designed to detect and prevent these efforts, but we may not always be successful. We also face other challenges on our platforms, including attempted election interference; fraud, content inappropriate for minors, misleading or deceptive information, and other types of potentially harmful content.
If we fail to either detect and prevent an increase in problematic content or effectively promote high-quality content, it could hurt our reputation for delivering relevant information or reduce use of our platforms, harming our financial condition and operating results. It may also subject us to litigation and regulatory actions, which could result in monetary penalties and damages and divert management's time and attention.
Data privacy and security concerns relating to our technology and our practices could harm our reputation, cause us to incur significant liability, and deter current and potential users or customers from using our products and services. Computer viruses, software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure and use of user data and interference with our users' and customers' ability to use our products and services, harming our business and reputation.
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
Our products and services involve the storage, handling, and transmission of proprietary and other sensitive information. Malicious software such as viruses, software bugs, theft, misuse, defects, vulnerabilities in our products and services, as well as cyber attacks, phishing schemes, and other types of security attacks, which increasingly use AI, expose us to a risk of loss or improper use and disclosure of such information, which could result in litigation and other potential liabilities, including regulatory fines and penalties, as well as reputational harm. Additionally, our products incorporate highly technical and complex technologies, and thus our technologies and software have contained, and are likely in the future to contain, undetected errors, bugs, or vulnerabilities. We continue to add new features involving AI to our offerings and internal systems, and features that rely on AI may be susceptible to unanticipated security threats as our and the market's understanding of AI-centric security risks and protection methods continue to develop. We have in the past discovered, and may in the future discover, some errors in our software code only after we have released the code. Systems and control failures, security breaches, failure to comply with our privacy policies, and inadvertent disclosure of user data could result in regulatory and legal exposure, seriously harm our reputation, brand, and business, and impair our ability to attract and retain users or customers. Such incidents have occurred in the past and may continue to occur due to the scale and nature of our products and services. While there is no guarantee that such incidents will not cause significant damage, we expect to continue to expend significant resources to maintain security protections that limit the effect of bugs, theft, misuse, and security vulnerabilities or breaches.
We experience cyber attacks and other attempts to gain unauthorized access to our systems on a regular basis. Cyber attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. The development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyber attacks or other security incidents, particularly where such technologies are exploited by third parties to breach our or other parties' systems, including when such technologies are used to target our employees or impersonate members of senior management in order to gain unauthorized access to our systems. We have also seen, and will continue to see, industry-wide software supply chain vulnerabilities and attacks on telecommunications
15.

Table of Contents	Alphabet Inc.
and other critical infrastructure, which could affect our or other parties' systems. We expect to continue to experience such incidents or vulnerabilities in the future. Our efforts to prevent security incidents and address undesirable activity on our platform may require us to spend additional resources to prepare and defend against such threats, and could also increase the risk of retaliatory attack. In addition, we face the risk of cyber attacks and data exfiltration or compromise by nation-states and state-sponsored actors. These attacks may target us or our customers, particularly our public sector customers (including federal, state, and local governments). Geopolitical tensions or armed conflicts, such as the ongoing conflict in the Middle East and Ukraine, may increase these risks.
We may experience security and privacy issues, whether due to employee or insider error or malfeasance, system errors, or vulnerabilities in our or other parties' systems. While we may not determine some of these issues to be material when they occur and may remedy them quickly, there is no guarantee that these issues will not ultimately result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation, and negative publicity. There is also no guarantee that a series of related issues may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. Because the techniques used to obtain unauthorized access to, disable, or degrade service provided by or otherwise sabotage systems change frequently and often are recognized only after being launched against a target, even taking all reasonable precautions, including those required by law, we have been unable in the past and may continue to be unable to anticipate or detect certain attacks or vulnerabilities or implement adequate preventative measures.
Further, if any partners with whom we share user or other customer information fail to implement adequate data-security practices, fail to comply with our terms and policies, or otherwise suffer a network or other security breach, our users' data may be improperly accessed, used, or disclosed. If an actual or perceived breach of our or our business partners' or service providers' security occurs, the market perception of the effectiveness of our security measures would be harmed, we could lose users and customers, our trade secrets or those of our business partners may be compromised, and we may be exposed to significant legal and financial risks, including legal claims (which may include class-action litigation) and regulatory actions, fines, and penalties. Any of the foregoing consequences could harm our business, reputation, financial condition, and operating results.
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
For additional information, see also our risk factor on privacy and data protection regulations under 'Risks Related to Laws, Regulations, and Policies' below.
Our ongoing investments in safety, security, and content review will likely continue to identify abuse of our platforms and misuse of user data.
In addition to our efforts to prevent and mitigate cyber attacks, we are making significant investments in safety, security, and review efforts to combat misuse of our services and unauthorized access to user data by third parties, including investigation and review of platform applications that could access the information of users of our services. As a result of these efforts, we have in the past discovered, and may in the future discover, incidents of unnecessary access to or misuse of user data or other undesirable activity by third parties. However, we may not have discovered, and may in the future not discover, all such incidents or activity, whether as a result of our data limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, or other factors, including factors outside of our control such as a natural disaster or pandemic, and we may learn of such incidents or activity via third parties. Such incidents and activities may include the use of user data or our systems in a manner inconsistent with our terms, contracts, or policies, the existence of false or undesirable user accounts, election interference, improper ad purchases, activities that threaten people's safety on- or off-line, or instances of spamming, scraping, or spreading disinformation. While we may not determine some of these incidents to be material at the time they occurred and we may remedy them quickly, there is no guarantee that these issues will not ultimately result in significant legal, financial, and reputational harm, including government inquiries and enforcement actions, litigation, and negative publicity. There is also no guarantee that a series of related issues may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence.
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
16.

Table of Contents	Alphabet Inc.
regulatory inquiries, which could result in monetary penalties and damages, divert management's time and attention, and lead to enhanced regulatory oversight.
Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to restrict, block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.
Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant network capacity to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, by charging increased fees to us or our users to provide our offerings, or by providing our competitors preferential access. Some jurisdictions have adopted regulations prohibiting certain forms of discrimination by internet access providers; however, substantial uncertainty exists in the US and elsewhere regarding such protections. In addition, in some jurisdictions, our products and services have been subject to government-initiated restrictions or blockages. These could harm existing key relationships, including with our users, customers, advertisers, and content providers, and impair our ability to attract new ones; harm our reputation; and increase costs, thereby negatively affecting our business.
Risks Related to Laws, Regulations, and Policies
We are subject to a variety of new, existing, and changing laws and regulations worldwide that could harm our business, and will likely be subject to an even broader scope of laws and regulations as we continue to expand our business.
We are subject to numerous US federal and state as well as foreign laws and regulations covering a wide variety of subjects, and our introduction of new businesses, products, services, and technologies will likely continue to subject us to additional laws and regulations. In recent years, governments around the world have proposed and adopted a large number of new laws and regulations relevant to the digital economy, particularly in the areas of data privacy and security, competition, AI, and online content. The costs of compliance with these measures are high and are likely to increase in the future, including as a result of differing, and sometimes conflicting, laws and regulations.
New or changing laws and regulations, or interpretations or applications of existing laws and regulations in a manner inconsistent with our interpretations of such laws and regulations or our practices, have resulted in, and may continue to result in, less useful products and services, altered business models and operations, limited ability to pursue certain business practices or offer certain products and services, substantial costs, and civil or criminal liability. Examples include laws and regulations regarding:
•Competition and technology platforms' business practices: Laws and regulations focused on large technology platforms, including the Digital Markets Act in the European Union (EU) and the Act on Promotion of Competition for Specified Smartphone Software in Japan; regulations and legal settlements in the US, South Korea, and elsewhere that affect Google Play's billing policies, fees, and business model; as well as litigation and new and expected regulations in a range of jurisdictions.
•AI: Laws and regulations focused on the development, use, and provision of AI technologies and other digital products and services, which could result in monetary penalties or other regulatory actions. For example, the EU AI Act came into force on August 1, 2024, and will generally become fully applicable after a two-year transitional period (although certain obligations have already taken effect). The EU AI Act introduces various requirements for AI systems and models placed on the market in the EU, including specific transparency, safety, and copyright requirements for general purpose AI systems and the models on which those systems are based. Various countries, including Brazil, India, Japan, South Korea, Singapore, and Vietnam, have also enacted or are considering enacting regulations focused on AI. In the US, an increasing amount of legislative and regulatory activity regarding AI is taking place at the state level. In 2025, state legislatures considered more than 1,000 AI-related bills, including on fundamental model research and development, synthetic media, algorithmic decision-making, and many others, and took a variety of approaches to AI regulation. For instance, in 2025, California and New York passed the Transparency in Frontier Artificial Intelligence Act and the Responsible AI Safety and Education Act, respectively, each of which imposes safety and reporting obligations on developers of frontier models. At the same time, the White House's Executive Order, Removing Barriers to American Leadership in Artificial Intelligence, prioritizes deregulation, while its AI Action Plan emphasizes accelerating American innovation leadership.
17.

Table of Contents	Alphabet Inc.
•Data privacy, collection, processing, and portability: Laws and regulations further restricting the collection, processing, or sharing of user or advertising-related data, including privacy and data protection laws; laws affecting the processing of children's data (as discussed further below), data breach notification laws; laws limiting data transfers (including data localization laws); laws limiting use of data for AI training; and laws requiring data portability.
•Copyright and other intellectual property: Copyright and related laws, including the EU Directive on Copyright in the Digital Single Market and European Economic Area transpositions, which have introduced new licensing regimes, increase liability with respect to content uploaded by users or linked to from our platforms, or create property rights in news publications that could require payments to news agencies and publishers, which may result in other regulatory actions. The scope of the text and data mining exception is being challenged before courts in the EU, which could harm some aspects of our business.
•Content moderation: Various laws covering content moderation and removal, and related disclosure obligations, such as the EU's Digital Services Act, Florida's Senate Bill 7072 and Texas' House Bill 20, and laws and proposed legislation in Singapore, Australia, and the United Kingdom (UK) that impose penalties for failure to remove certain types of content or require disclosure of information about the operation of our services and algorithms, which may make it harder for services like Google Search and YouTube to detect and limit low-quality, deceptive, or harmful content, or, on the other hand, may impinge on the rights of free expression and access to content. Additionally, new regulations apply to online child safety, including access and content restrictions as well as other limitations for minors, which may also conflict with rights of free expression and access to information. These regulations could result in our having to modify our products and services and monitor minors' experiences on our products and services.
•Consumer protection: Consumer protection laws, including the EU's New Deal for Consumers, which could result in monetary penalties and create a range of new compliance obligations.
In addition, the applicability and scope of these and other laws and regulations, as interpreted by courts, regulators, or administrative bodies, remain uncertain and could be interpreted in ways that harm our business. For example, we rely on statutory safe harbors, like those set forth in the Digital Millennium Copyright Act and Section 230 of the Communications Decency Act in the US and the Digital Services Act in Europe, to protect against liability for various linking, caching, ranking, recommending, and hosting activities. Legislation or court rulings affecting these safe harbors may harm us and may impose significant operational challenges. There are legislative proposals and pending litigation in the US, EU, and around the world that could diminish or eliminate safe harbor protection for websites and online platforms. Our development, use, and commercialization of AI products and services (including our implementation of AI in our offerings and internal systems) could subject us to regulatory action and legal liability, including under specific legislation regulating AI, as well as new applications of existing data protection, cybersecurity, privacy, intellectual property, and other laws.
Further, we are subject to evolving laws, regulations, policies, and international accords relating to matters beyond our core products and services, including environmental sustainability, climate change, human capital, and employment matters. In response, we have implemented robust programs and initiatives and adopted reporting frameworks and principles that may require considerable investments. For instance, AI's energy and water demands have made efforts to reduce our emissions more complex and challenging across every level. We cannot guarantee that our initiatives will be fully realized on the timelines we expect or at all, and projects that are completed as planned may not achieve the results we anticipate.
We are and may continue to be subject to claims, lawsuits, regulatory and government inquiries and investigations, enforcement actions, consent orders, and other forms of regulatory scrutiny and legal liability, including competition matters, that could harm our business, reputation, financial condition, and operating results.
We are subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and orders involving competition, intellectual property, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, design of our products and services, personal injury and other tort and nuisance theories, consumer protection claims, including how we moderate content on our platforms, AI, and other matters.
The US Department of Justice (DOJ), various states, and other plaintiffs have filed, and may continue to file in the future, several antitrust lawsuits about aspects of our business, including our advertising technologies and practices, the operation and distribution of Google Search, and the operation and distribution of Android operating system and Play Store. If we are unsuccessful in these lawsuits, we could face significant expenses to implement the remedies, and such costs and alterations could harm our business, reputation, financial condition, and operating results.
18.

Table of Contents	Alphabet Inc.
For example, the DOJ and a number of state Attorneys General filed a lawsuit concerning our Search and Search advertising practices and our compliance with US antitrust laws. In August 2024, the US District Court for the District of Columbia ruled against Google, and in December 2025, entered a final judgment requiring remedies, which, among other things, imposes restrictions on how we distribute our services and requires us to share certain search data with and offer syndication services to certain competitors. In January 2026, we appealed the final judgment and moved to pause implementation of certain remedies. In February 2026, the DOJ and state Attorneys General also appealed.
Furthermore, in December 2020, a number of state Attorneys General, led by the Texas Attorney General, filed a lawsuit in the US District Court for the Eastern District of Texas concerning our advertising technology and our compliance with US antitrust laws and other laws. In January 2023, the DOJ and a number of state Attorneys General sued in the Eastern District of Virginia alleging similar antitrust violations relating to our advertising technology. In April 2025, the presiding judge issued a mixed decision in the DOJ case against us, ruling that neither our advertiser tools nor the DoubleClick and AdMeld acquisitions were anticompetitive, but that our publisher tools unfairly excluded rivals. A separate proceeding to determine remedies, the range of which varies widely, took place in September 2025 with the parties presenting differing remedy proposals. The DOJ's remedy proposal includes structural remedies that could harm our business. Closing arguments were held in November 2025, and we are awaiting a final judgment. After that judgment, we plan to appeal the adverse portion of the April 2025 decision and potentially aspects of the remedies decision. A trial in the state Attorneys General case in the Eastern District of Texas will take place after a decision on remedies is issued in the DOJ advertising technology case, and could result in remedies that could harm our business, reputation, financial condition, and operating results.
In addition to these regulatory proceedings, private individual and collective actions that overlap with claims pursued by regulators are pending in the US and in several other jurisdictions. Adverse results in these or similar future lawsuits may include awards of monetary damages and remedies that could harm our business, reputation, financial condition, and operating results.
Other regulatory agencies in the US and around the world, including competition enforcers, consumer protection agencies, and data protection authorities, have challenged and may continue to challenge our business practices and compliance with laws and regulations. We are cooperating with these investigations and defending litigation or appealing decisions where appropriate.
We are also subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation, and we may also be subject to claims involving health and safety, hazardous materials usage, other environmental effects, AI training, development, and commercialization, or service disruptions or failures. Claims have been brought, and we expect will continue to be brought, against us for defamation, negligence, breaches of contract, patent, copyright, and trademark infringement, unfair competition, unlawful activity, torts, privacy rights violations, fraud, or other legal theories based on the nature and content of information available on or via our services, the design and effect of our products and services, or due to our involvement in hosting, transmitting, marketing, branding, or providing access to content created by third parties.
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
Estimating liabilities for our pending proceedings is a complex, fact-specific, and speculative process that requires significant judgment, and the amounts we are ultimately liable for may differ from our estimates. The resolution of one or more such proceedings has resulted in, and may in the future result in, additional substantial fines, penalties, injunctions, and other sanctions that could harm our business, reputation, financial condition, and operating results.
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
19.

Table of Contents	Alphabet Inc.
of data protection laws, imposing specific obligations with respect to the processing of personal data, including required notices, consents, and opt-outs. Further, the increased risk of inadvertent disclosure of confidential information or personal data in connection with the utilization of AI technologies may result in stronger regulatory scrutiny, leading to legal and regulatory investigations and enforcement actions that could harm our business, even if unfounded. Adverse legal rulings, legislation, or regulation have resulted in, and may continue to result in, fines and orders requiring that we change our practices, which have had and could continue to have an adverse effect on how we provide services, harming our business, reputation, financial condition, and operating results. These laws and regulations are evolving and subject to interpretation, and compliance obligations could cause us to incur substantial costs or harm the quality and operations of our products and services in ways that harm our business. Examples of these laws include:
•The EU General Data Protection Regulation and the UK General Data Protection Regulations, which apply to all of our activities conducted from an establishment in the EU or the UK, respectively, or related to products and services that we offer to EU or the UK users or customers, respectively, or the monitoring of their behavior in the EU or the UK, respectively.
•Various US federal, US state, and foreign privacy laws related to the processing and security of personal data, including (1) comprehensive privacy laws that provide data privacy rights (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data; (2) laws imposing obligations on businesses that collect or disclose biometric information (including, in Colorado, Illinois, Texas, and Washington); (3) laws governing the collection and processing of children and minor's data and how companies provide age-appropriate online experiences (including, in the US, the Children's Online Privacy Protection Act of 1998; the pending Children and Teens' Online Privacy Protection Act (COPPA 2.0); similar US state laws related to children's privacy, such as the New York Child Data Protection Act; and the UK's Age-Appropriate Design Code); and (4) laws regulating internet-connected devices (such as, in California, the Internet of Things Security Law).
•The EU's Digital Markets Act, which requires in-scope companies to obtain user consent for combining data across certain products and require search engines to share anonymized data with rival companies, among other changes; and the EU Data Act, which introduces new data portability requirements with respect to connected products (i.e., 'internet of things' products) and related services, as well as interoperability obligations on data processing services.
Further, we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process, or receive personal data, as well as ongoing enforcement actions from supervisory authorities related to cross-border transfers of personal data. The validity of various data transfer mechanisms we currently rely upon remains subject to legal, regulatory, and political developments globally, which may require us to adapt our existing arrangements.
We face, and may continue to face, intellectual property infringement or misappropriation, violation of rights of publicity, and other claims that could be costly to defend, result in significant damage awards or other costs (including indemnification awards), and limit our ability to use certain technologies.
We, like other internet, technology, and media companies, are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights, including patent, copyright, trade secrets, and trademarks. Parties have also sought broad injunctive relief against us by filing claims in US and international courts and the US International Trade Commission (ITC) for exclusion and cease-and-desist orders. In addition, patent-holding companies may frequently seek to generate income from patents they have obtained by bringing claims against us. As we continue to expand our business, intellectual property claims against us have increased and may continue to increase as we develop and acquire new products, services, and technologies, including AI technologies.
Adverse results in any of these lawsuits may include awards of monetary damages, costly royalty or licensing agreements (if licenses are available at all), or orders limiting our ability to sell our products and services in the US or elsewhere, including by preventing us from offering certain features, functionalities, products, or services in certain jurisdictions. They may also cause us to change our business practices in ways that could result in a loss of revenues for us and otherwise harm our business.
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
20.

Table of Contents	Alphabet Inc.
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
We could be subject to changes in tax rates, the adoption of new US or international tax legislation, or exposure to additional tax liabilities.
We are subject to a variety of taxes and tax collection obligations in the US and numerous foreign jurisdictions. Our effective tax rates are affected by a variety of factors, including changes in the mix of earnings in jurisdictions with different statutory tax rates, net gains and losses on hedges and related transactions under our foreign exchange risk management program, changes in our stock price for shares issued as employee compensation, changes in the valuation of our deferred tax assets or liabilities, and the application of different provisions of tax laws or changes in tax laws, regulations, or accounting principles (including changes in the interpretation of existing laws). Further, if we are unable or fail to collect taxes on behalf of customers, employees, and partners as the withholding agent, we could become liable for taxes that are levied against third parties.
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
Further, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions may be subject to significant changes in ways that could harm our financial condition and operating results. For example, various jurisdictions around the world have enacted or are considering revenue-based taxes such as digital services taxes and other targeted taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The US has imposed a 1% excise tax on the fair market value of shares repurchased, which could increase in the future. Over 140 countries are negotiating changes to international tax policies led by the Organization for Economic Cooperation and Development (OECD), including a 15% global minimum tax rate. In January 2026, the OECD announced a "Side-by-Side Safe Harbor" that exempts US operations of US-parented companies from global minimum tax rules. Adoption of minimum tax rules outside the US could increase our effective tax rate and cash tax payments.
Risks Related to Ownership of Our Stock
We cannot guarantee that any share repurchase program or dividend program will be continuously active or fully consummated or will enhance long-term stockholder value, and share repurchases or dividends could increase the volatility of our stock prices and could diminish our cash reserves.
We engage in share repurchases of our Class A and Class C stock from time to time in accordance with authorizations from the Board of Directors of Alphabet. Our repurchase program does not have an expiration date and does not obligate Alphabet to repurchase any specific dollar amount or to acquire any specific number of shares. Our cash dividend program pays regular cash dividends to our Class A, Class B, and Class C stockholders. Any and all future cash dividends are subject to declaration by our Board of Directors in its sole discretion, and in accordance with the requirements of any applicable laws, rules, and regulations, including the Delaware General Corporation Law. Our cash dividend program does not require, and our Board of Directors may decide not to declare, a cash dividend each quarter, and does not obligate our Board of Directors to declare a dividend at any specific dollar amount per share. Any such decision by our Board of Directors may depend on a variety of factors that it may deem relevant, including but not limited to our earnings, liquidity, financial condition, other capital deployment opportunities, level of indebtedness, and general market conditions. Our share repurchases and dividends could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock.
The concentration of our stock ownership limits our stockholders' ability to influence corporate matters.
Our Class B stock has 10 votes per share, our Class A stock has one vote per share, and our Class C stock has no voting rights. As of December 31, 2025, Larry Page and Sergey Brin beneficially owned approximately 89.3% of our
21.

Table of Contents	Alphabet Inc.
outstanding Class B stock, which represented approximately 52.7% of the voting power of our outstanding common stock. Through their stock ownership, Larry and Sergey have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C stock carries no voting rights (except as required by applicable law), the issuance of the Class C stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could continue Larry and Sergey's current relative voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. The share repurchases made pursuant to our repurchase program may also affect Larry and Sergey's relative voting power. This concentrated control limits or severely restricts other stockholders' ability to influence corporate matters and we may take actions that some of our stockholders do not view as beneficial, which could reduce the market price of our Class A stock and our Class C stock.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.
Provisions in Alphabet's certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
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
•Stockholders must provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders' meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.
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
•failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, either of which could, among other things, delay or prevent us from completing a transaction, result in the payment of fees or penalties to a counterparty, or otherwise restrict our ability to
22.

Table of Contents	Alphabet Inc.
realize the expected financial or strategic goals of a transaction; or investigations or litigation by governmental authorities related to our acquisitions, investments, and other strategic arrangements;
•failure to successfully integrate the acquired operations, technologies, services, and personnel (including cultural integration and retention of employees) and further develop the acquired business or technology;
•implementation of controls (or remediation of deficiencies), procedures, and policies at the acquired company;
•integration of the acquired company's accounting and other administrative systems, and the coordination of product, engineering, and sales and marketing functions;
•transition of operations, users, and customers onto our existing platforms;
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
•failure to accomplish commercial, strategic, or financial objectives with respect to investments, joint ventures, and other strategic arrangements;
•failure to realize the value of investments and joint ventures due to a lack of liquidity or an inability to identify buyers or negotiate favorable terms for intended divestitures;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, data privacy and security issues, violations of laws, commercial disputes, tax liabilities, warranty claims, product liabilities, and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and other strategic arrangements could cause us to fail to realize their anticipated benefits, incur unanticipated liabilities, and harm our business generally.
Our acquisitions and other strategic arrangements could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition and operating results. Also, the anticipated benefits or value of our acquisitions, investments, and other strategic arrangements may not materialize. In connection with our divestitures and certain strategic arrangements, we have agreed, and may in the future agree, to provide indemnification for certain potential liabilities, which could harm our financial condition and operating results.
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
Our ability to compete effectively and our future success depend on our continuing to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees, particularly AI talent, is intense, and certain of our competitors have directly targeted, and may continue to target, our employees. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Immigration policy and regulatory changes, and uncertainty regarding such policies and regulations, may also affect our ability to hire, mobilize, or retain some of our global talent. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies.
We believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization grows and evolves, we may need to adapt our corporate culture and work environments to ever-changing circumstances, and these changes could affect our ability to compete effectively or have an adverse effect on our corporate culture.
ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.     CYBERSECURITY
23.

Table of Contents	Alphabet Inc.
We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. For example, some risks include our software supply chain and other third-party dependencies, vulnerabilities in our products and services, theft of our intellectual property, and attempts to compromise our infrastructure. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from multiple external experts and internal threat intelligence teams. Teams of dedicated privacy, safety, and security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. These teams comprise professionals with deep cybersecurity expertise across multiple industries and are led by our Vice President of Privacy, Safety, and Security, who has more than 20 years of experience, including roles in technology infrastructure for two other large public companies. Our executive leadership team, along with input from the above teams, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.
As part of our cybersecurity risk management process, our incident management teams track and log privacy and security incidents across Alphabet, our vendors, and other third-party service providers to remediate and resolve any such incidents. Significant incidents are reviewed regularly by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is promptly escalated for further assessment, and then reported to designated members of our senior management. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions. Our management apprises Alphabet’s independent public accounting firm of relevant matters and developments.
The Risk and Compliance Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cybersecurity risks and trends and, should they arise, any material incidents with the Risk and Compliance Committee. Internal Audit maintains a dedicated cybersecurity auditing team that independently tests our cybersecurity controls.
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
24.

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
Holders of Record
As of December 31, 2025, there were approximately 5,861 and 1,611 stockholders of record of our Class A stock and Class C stock, respectively. Because many of our shares of Class A stock and Class C stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2025, there were approximately 57 stockholders of record of our Class B stock.
Dividend Program
Dividend payments to stockholders of Class A, Class B, and Class C shares were $4.8 billion, $703 million, and $4.5 billion, respectively, for the year ended December 31, 2025. The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion. We regularly evaluate our cash and capital structure, including the size, pace, and form of capital return to stockholders.
Issuer Purchases of Equity Securities
The following table presents information with respect to Alphabet's repurchases of Class A and Class C stock during the quarter ended December 31, 2025:

Period	Total Number of Class A Shares Purchased (in thousands)(1)	Total Number of Class C Shares Purchased (in thousands)(1)	Average Price Paid per Class A Share(2)	Average Price Paid per Class C Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1 - 31	841	13,305	$253.20	$255.03	14,146	$71,231
November 1 - 30	209	5,885	$286.00	$281.46	6,094	$69,503
December 1 - 31	0	0	$0.00	$0.00	0	$69,503
Total	1,050	19,190			20,240
(1)    In April 2024, the company's Board of Directors authorized a $70.0 billion share repurchase program for its Class A and Class C shares. In April 2025, the company's Board of Directors authorized an additional $70.0 billion share repurchase program for its Class A and Class C shares. Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase programs do not have an expiration date. For additional information related to share repurchases, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
(2)    Average price paid per share includes costs associated with the repurchases.

25.

Table of Contents	Alphabet Inc.
Stock Performance Graphs
The graph below matches Alphabet Inc. Class A's cumulative five-year total stockholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020, to December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE 5-YEAR TOTAL RETURN*
ALPHABET INC. CLASS A COMMON STOCK
Among Alphabet Inc., the S&P 500 Index, the
NASDAQ Composite Index, and the RDG Internet Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
Alphabet Inc. Class A
S&P 500
NASDAQ Composite
RDG Internet Composite

*$100 invested on December 31, 2020, in stock or index, including reinvestment of dividends.
Copyright© 2026 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
26.

Table of Contents	Alphabet Inc.
The graph below matches Alphabet Inc. Class C's cumulative five-year total stockholder return on capital stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our Class C capital stock and in each index (with the reinvestment of all dividends) from December 31, 2020, to December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE 5-YEAR TOTAL RETURN*
ALPHABET INC. CLASS C CAPITAL STOCK
Among Alphabet Inc., the S&P 500 Index, the
NASDAQ Composite Index, and the RDG Internet Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
Alphabet Inc. Class C
S&P 500
NASDAQ Composite
RDG Internet Composite

*$100 invested on December 31, 2020, in stock or in index, including reinvestment of dividends.
Copyright© 2026 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
ITEM 6.[Reserved]
27.

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
The following section generally discusses 2025 results compared to 2024 results. Discussion of 2024 results compared to 2023 results to the extent not included in this report can be found in Item 7 of our 2024 Annual Report on Form 10-K.
Understanding Alphabet’s Financial Results
Alphabet is a collection of businesses — the largest of which is Google. We report Google in two segments, Google Services and Google Cloud, and all non-Google businesses collectively as Other Bets. Supporting these businesses, we have centralized certain AI-related research and development focused on advanced research in AI and developing the frontier models that serve our businesses, which is reported in Alphabet-level activities. For further details on our segments, see Part I, Item 1 Business and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Trends in Our Business and Financial Effect
The following long-term trends have contributed to the results of our consolidated operations, and we anticipate that they will continue to affect our future results:
•As we continue to grow our business and meet the evolving behaviors and needs of our users and customers, our revenue growth and mix along with our cost and margin profiles are being influenced by a number of factors, including:
Expanded AI Offerings in our Products and Services: The continuing evolution of the online world has contributed to the growth of our business. We expect that this evolution, including user engagement with AI products and services, will continue to benefit our business and our revenues. As we continue to incorporate AI into our products and services, such as with AI Overviews and AI Mode in Search, and with enterprise AI solutions on our Google Cloud Platform, we may monetize differently than our historical consumer and enterprise offerings which could affect revenue growth rates and margin trends. When developing new products and services we generally focus first on user experience and then on monetization. At the same time, we face increasing competition, including from other developers and providers of AI products and services, which may affect our revenues.
Increasing Revenues Beyond Advertising: Revenues from cloud, consumer subscriptions, platforms, and devices, which may have differing characteristics than our advertising revenues, have grown over time. Certain of these revenues have been growing at a rate higher than our advertising revenues, becoming a larger percentage of our consolidated revenues, and we expect this trend to continue. The margins on these revenues vary significantly and are generally lower than the margins on our advertising revenues.
Increased Investment in Technical Infrastructure: We continue to invest in capital expenditures as we scale our technical infrastructure, in particular for AI, to meet the demand of our users and enterprise customers and to support research internally. We invested heavily in capital expenditures in 2025 and in 2026, we expect to significantly increase, relative to 2025, our investment in our technical infrastructure, including servers and network equipment, and data centers. The costs associated with operating our technical infrastructure - depreciation, energy, equipment, and network capacity - are expected to significantly increase as developing and serving AI offerings require more compute power than our historical consumer and enterprise offerings. While our technical infrastructure costs increase, we expect to continue to drive efficiencies in our data centers, for example, through the design of our AI models and our TPU and GPU-based technical infrastructure.
Continued Investment in Intellectual Property through R&D and Acquisitions: We continue to make significant research and development investments in areas of strategic focus as we seek to develop new, innovative offerings, and improve our existing offerings across our businesses. Acquisitions and strategic investments remain important elements in our use of capital and contribute to the breadth and depth of our offerings, expand our expertise in engineering and other functional areas, and build strong partnerships around strategic initiatives.
Traffic Acquisition Costs Growth and Rate Changes: We expect traffic acquisition costs ("TAC") paid to our distribution partners and Google Network partners to increase as our advertising revenues grow. Our overall TAC as a percentage of our advertising revenues ("TAC rate") has been decreasing primarily due to a revenue mix
28.

Table of Contents	Alphabet Inc.
shift from Google Network properties to Google Search & other properties. Our TAC rate will continue to be affected by changes in device mix; geographic mix; partner agreement terms; partner mix; the percentage of queries channeled through paid access points; product mix; the relative revenue growth rates of advertising revenues from different channels; and revenue share terms.
•We have raised capital through external financing in the form of debt and we may continue to seek debt or other forms of financing in the future to support our capital and operating needs.
In 2025, we raised capital through the issuance of debt and we expect to continue to assess the use of debt and other forms of financing in the future. We expect to continue to enter into finance leases, primarily for data centers. Additionally, in 2025, we provided credit support, such as through backstops and guarantees, to certain infrastructure related counterparties and may continue to provide additional credit support in the future.
•We face an evolving regulatory environment, and we are subject to claims, lawsuits, investigations, and other forms of potential legal liability, which could affect our business practices and financial results.
Changes in social, political, economic, tax, and regulatory conditions or in laws and policies governing a wide range of topics and related legal matters, including investigations, lawsuits, and regulatory actions, have resulted in fines and caused us to change our business practices. As the regulatory environment continues to evolve, we may continue to incur fines and we expect increased costs associated with compliance, modifications to our products and services, and limitations on our ability to pursue certain business practices. For additional information, see Part I, Item 1A Risk Factors and Legal Matters in Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Revenues and Monetization Metrics
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure, platform services, and applications; and sales of other products and services, such as fees received for subscription-based products, apps and in-app purchases, and devices. For additional information on how we recognize revenue, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
•YouTube ads, which includes revenues generated on YouTube properties; and
•Google Network, which includes revenues generated on Google Network properties participating in AdMob, AdSense, and Google Ad Manager.
29.

Table of Contents	Alphabet Inc.
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
Google Subscriptions, Platforms, and Devices
Google subscriptions, platforms, and devices revenues are comprised of the following:
•consumer subscriptions, which primarily include revenues from YouTube services, such as YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket, as well as Google One, which offers access to our most capable Gemini models;
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
Google Cloud
Google Cloud revenues are comprised of the following:
•Google Cloud Platform primarily generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as AI offerings including our enterprise AI infrastructure, Vertex AI platform, and Gemini Enterprise; cybersecurity offerings; and data and analytics solutions;
•Google Workspace includes subscriptions for cloud-based communication and collaboration tools for enterprises, such as Gmail, Docs, Calendar, Drive, and Meet, with integrated features like Gemini for Google Workspace; and
•other enterprise services.
Fluctuations in our Google Cloud revenues have been, and may continue to be, affected by factors in addition to the general factors described above, such as changes in customer usage, demand, and supply availability.
30.

Table of Contents	Alphabet Inc.
Other Bets
Revenues from Other Bets are generated primarily from the sale of autonomous transportation services and internet services.
Costs and Expenses
Our cost structure has two components: cost of revenues and operating expenses. Our operating expenses include costs related to research and development, sales and marketing, and general and administrative functions. Certain of our costs and expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to changes in revenue. Additionally, fluctuations in employee compensation expenses may not directly correlate with changes in headcount, due to factors such as annual SBC awards that vest over time.
Cost of Revenues
Cost of revenues is comprised of TAC and other costs of revenues.
•TAC includes:
◦amounts paid to our distribution partners who make available our search access points and other ad-supported services. Our distribution partners include browser providers, mobile carriers, original equipment manufacturers, and software developers; and
◦amounts paid to Google Network partners primarily for ads displayed on their properties.
•Other cost of revenues primarily includes:
◦content acquisition costs, which are payments to content providers from whom we license video and other content for distribution, primarily related to YouTube (we pay fees to these content providers based on revenues generated, subscriber counts, or a flat fee);
◦depreciation expense, primarily related to our technical infrastructure;
◦employee compensation expenses related to our technical infrastructure and other operations such as content review and customer and product support;
◦inventory and other costs related to the devices we sell; and
◦other technical infrastructure operations costs, including energy, equipment, and network capacity costs.
TAC as a percentage of revenues generated from ads placed on Google Network properties are significantly higher than TAC as a percentage of revenues generated from ads placed on Google Search & other properties, because most of the advertiser revenues from ads served on Google Network properties are paid as TAC to our Google Network partners.
Operating Expenses
Operating expenses are generally incurred during our normal course of business, which we categorize as either research and development, sales and marketing, or general and administrative.
The main components of our research and development expenses are:
•depreciation expense, primarily related to our technical infrastructure;
•employee compensation expenses for engineering and technical employees responsible for research and development related to our existing and new products and services;
•other technical infrastructure operations costs, including energy, equipment, and network capacity costs; and
•third-party services fees primarily relating to consulting and outsourced services in support of our engineering and product development efforts.
The main components of our sales and marketing expenses are:
•employee compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions; and
•spend relating to our advertising and promotional activities in support of our products and services.
The main components of our general and administrative expenses are:
31.

Table of Contents	Alphabet Inc.
•employee compensation expenses for employees in finance, human resources, information technology, legal, and other administrative support functions;
•expenses relating to legal and other matters, including certain fines and settlements; and
•third-party services fees, including audit, consulting, outside legal, and other outsourced administrative services.
Other Income (Expense), Net
OI&E, net primarily consists of interest income (expense), the effect of foreign currency exchange gains (losses), net gains (losses) and impairment on our marketable and non-marketable securities and income (loss) and impairment from our equity method investments.
For additional information, including how we account for our investments and factors that can drive fluctuations in the value of our investments, see Note 1 and Note 3 of the Notes to Consolidated Financial Statements included in Item 8 as well as Item 7A Quantitative and Qualitative Disclosures About Market Risk of this Annual Report on Form 10-K.
Provision for Income Taxes
Provision for income taxes represents the estimated amount of federal, state, and foreign income taxes incurred in the US and the many jurisdictions in which we operate. The provision includes the effect of reserve provisions and changes to reserves that are considered appropriate as well as the related net interest and penalties.
For additional information, including a reconciliation of the US federal statutory rate to our effective tax rate, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Executive Overview
The following table summarizes consolidated financial results (in millions, except for per share information and percentages):

	Year Ended December 31,
	2024	2025	$ Change	% Change
Consolidated revenues	$350,018	$402,836	$52,818	15%

Cost of revenues	$146,306	$162,535	$16,229	11%
Operating expenses	$91,322	$111,262	$19,940	22%

Operating income	$112,390	$129,039	$16,649	15%
Operating margin	32%	32%		0%

Other income (expense), net	$7,425	$29,787	$22,362	301%

Net income	$100,118	$132,170	$32,052	32%
Diluted net income per share(1)	$8.04	$10.81	$2.77	34%
(1)    For additional information on the calculation of diluted net income per share, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
•Revenues were $402.8 billion, an increase of 15% year over year, primarily driven by an increase in Google Services revenues of $37.8 billion, or 12%, and an increase in Google Cloud revenues of $15.5 billion, or 36%.
•Cost of revenues was $162.5 billion, an increase of 11% year over year, primarily driven by increases in TAC, content acquisition costs, and depreciation expense.
•Operating expenses were $111.3 billion, an increase of 22% year over year, primarily driven by increases in employee compensation expenses, expenses related to legal and other matters, and depreciation expense.
Other Information:
32.

Table of Contents	Alphabet Inc.
•In 2025, we entered into definitive agreements to acquire Wiz, a leading cloud security platform, for $32.0 billion, and Intersect, a provider of data center and energy infrastructure solutions, for $4.8 billion in cash plus the assumption of debt. Both acquisitions are expected to close in 2026, subject to customary closing conditions, including the receipt of regulatory approvals.
•In 2025, we issued senior unsecured notes for net proceeds of $37.3 billion, to be used for general corporate purposes.
•OI&E of $29.8 billion for the year ended December 31, 2025 included net gains on equity securities of $24.1 billion, primarily related to unrealized gains on our non-marketable equity securities.
•Other Bets operating loss of $7.5 billion for the year ended December 31, 2025 included a $2.1 billion employee compensation charge recognized in the fourth quarter for Waymo, primarily reflected in research and development expenses, based on estimated stock valuation. In February 2026, Waymo announced an investment round of $16.0 billion, the significant majority of which was funded by Alphabet.
•Changes to U.S. tax law enacted on July 4, 2025, allow, among other things, for immediate expensing of domestic research and experimentation costs and accelerated depreciation on eligible capital expenditures, the effects of which are included in operating cash flows for the year ended December 31, 2025.
•Repurchases of Class A and Class C shares were $6.5 billion and $38.9 billion, respectively, totaling $45.4 billion for the year ended December 31, 2025.
•Operating cash flow was $164.7 billion for the year ended December 31, 2025.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $91.4 billion for the year ended December 31, 2025.
•As of December 31, 2025, we had 190,820 employees.
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
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Year Ended December 31,
	2024	2025
Google Search & other	$198,084	$224,532
YouTube ads	36,147	40,367
Google Network	30,359	29,792
Google advertising	264,590	294,691
Google subscriptions, platforms, and devices	40,340	48,030
Google Services total	304,930	342,721
Google Cloud	43,229	58,705
Other Bets	1,648	1,537
Hedging gains (losses)	211	(127)
Total revenues	$350,018	$402,836
Google Services
Google Advertising
Google Search & other
Google Search & other revenues increased $26.4 billion from 2024 to 2025. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.
33.

Table of Contents	Alphabet Inc.
YouTube ads
YouTube ads revenues increased $4.2 billion from 2024 to 2025. The growth was driven by our direct response advertising products followed by our brand advertising products, both of which benefited from increased spending by our advertisers.
Google Network
Google Network revenues decreased $567 million from 2024 to 2025, primarily due to a decrease in AdSense revenues, partially offset by an increase in AdMob revenues.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from 2024 to 2025:

Google Search & other
Paid clicks change	6%
Cost-per-click change	7%
Google Network
Impressions change	(7)%
Cost-per-impression change	7%
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
Google Subscriptions, Platforms, and Devices
Google subscriptions, platforms, and devices revenues increased $7.7 billion from 2024 to 2025. The growth was primarily driven by an increase in subscriptions revenues. This increase was primarily due to the contribution from growth in paid subscriptions across both YouTube services and Google One.
Google Cloud
Google Cloud revenues increased $15.5 billion from 2024 to 2025, primarily driven by growth in Google Cloud Platform largely from infrastructure and platform services.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Year Ended December 31,
	2024	2025
United States	49%	48%
EMEA(1)	29%	29%
APAC(1)	16%	17%
Other Americas(1)	6%	6%
Hedging gains (losses)	0%	0%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Costs and Expenses
34.

Table of Contents	Alphabet Inc.
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Year Ended December 31,
	2024	2025
TAC	$54,900	$59,926
Other cost of revenues	91,406	102,609
Total cost of revenues	$146,306	$162,535
Total cost of revenues as a percentage of revenues	42%	40%
Cost of revenues increased $16.2 billion from 2024 to 2025 due to an increase in other cost of revenues and TAC of $11.2 billion and $5.0 billion, respectively.
The increase in TAC from 2024 to 2025 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 20.7% to 20.3% from 2024 to 2025, primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rates on Google Search & other and Google Network revenues were substantially consistent from 2024 to 2025.
The increase in other cost of revenues from 2024 to 2025 was primarily due to increases in content acquisition costs, largely for YouTube, depreciation expense, and other technical infrastructure operations costs.
Research and Development
The following table presents research and development expenses (in millions, except percentages):

	Year Ended December 31,
	2024	2025
Research and development expenses	$49,326	$61,087
Research and development expenses as a percentage of revenues	14%	15%
Research and development expenses increased $11.8 billion from 2024 to 2025, primarily driven by increases in employee compensation expenses of $6.9 billion and depreciation expense of $2.4 billion. The increase in employee compensation expenses was primarily driven by an increase in SBC expenses of $4.2 billion, which included an increase in a valuation-based compensation charge related to Waymo.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Year Ended December 31,
	2024	2025
Sales and marketing expenses	$27,808	$28,693
Sales and marketing expenses as a percentage of revenues	8%	7%
Sales and marketing expenses increased $885 million from 2024 to 2025, primarily driven by an increase in advertising and promotional activities of $1.2 billion, partially offset by a decrease in employee compensation expenses of $214 million.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Year Ended December 31,
	2024	2025
General and administrative expenses	$14,188	$21,482
General and administrative expenses as a percentage of revenues	4%	5%
General and administrative expenses increased $7.3 billion from 2024 to 2025, primarily driven by an increase in expenses related to legal and other matters of $6.2 billion, largely the result of the $3.5 billion EC fine accrued in the third quarter of 2025 and a $1.4 billion legal accrual made in the second quarter of 2025.
35.

Table of Contents	Alphabet Inc.
Segment Profitability
We report our segment results as Google Services, Google Cloud, and Other Bets. Additionally, certain costs are not allocated to our segments because they represent Alphabet-level activities. For further details on our segments, see Part I, Item 1 Business and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The following table presents segment operating income (loss) (in millions).

	Year Ended December 31,
	2024	2025
Operating income (loss):
Google Services	$121,263	$139,404
Google Cloud	6,112	13,910
Other Bets	(4,444)	(7,515)
Alphabet-level activities(1)	(10,541)	(16,760)
Total income from operations	$112,390	$129,039
(1)Alphabet-level activities primarily reflect expenses related to our shared AI research and development.
Google Services
Google Services operating income increased $18.1 billion from 2024 to 2025. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in expenses related to legal and other matters, TAC, and content acquisition costs.
Google Cloud
Google Cloud operating income increased $7.8 billion from 2024 to 2025. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in usage costs for technical infrastructure and employee compensation expenses.
Other Bets
Other Bets operating loss increased $3.1 billion from 2024 to 2025. The increase in operating loss was primarily driven by an increase in employee compensation expenses largely due to an increase in a valuation-based compensation charge related to Waymo.
Other Income (Expense), Net
The following table presents OI&E, (in millions):

	Year Ended December 31,
	2024	2025
Interest income	$4,482	$4,337
Interest expense	(268)	(736)
Foreign currency exchange gain (loss), net	(409)	(382)
Gain (loss) on debt securities, net	(1,043)	540
Gain (loss) on equity securities, net	3,714	24,080
Income (loss) and impairment from equity method investments, net	(188)	281
Other	1,137	1,667
Other income (expense), net	$7,425	$29,787
OI&E, net increased $22.4 billion from 2024 to 2025, primarily due to increases in net unrealized gains on equity securities resulting from fair value adjustments on non-marketable equity securities.
For additional information, see Note 3 and Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
36.

Table of Contents	Alphabet Inc.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Year Ended December 31,
	2024	2025
Income before provision for income taxes	$119,815	$158,826
Provision for income taxes	$19,697	$26,656
Effective tax rate	16.4%	16.8%
The effective tax rate increased from 2024 to 2025. This increase was primarily due to a decrease in the US Federal Foreign Derived Intangible Income tax deduction, a non-deductible EC fine and legal settlement in the US, partially offset by changes in prior period tax positions.
Changes to US tax law enacted on July 4, 2025, allow for immediate expensing of domestic research and experimentation costs, accelerated depreciation on eligible capital expenditures, and other tax law changes impacting 2025 with certain changes effective in 2026. These changes are reflected in our results for the year ended December 31, 2025.
The OECD is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Some countries have already implemented the legislation effective January 1, 2024. This did not have a material effect on our income tax provision for the 2025 fiscal year.
In January 2026, the OECD introduced new guidance including a "Side-by-Side Safe Harbor" which, if elected, exempts U.S. domestic operations from being taxed by global minimum tax rules. However, it does not exempt foreign subsidiaries from local minimum tax requirements if implemented. As more countries enact these global minimum tax rules, our effective tax rate and cash tax payments could increase.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of December 31, 2025, we had $126.8 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents cash flows (in millions):

	Year Ended December 31,
	2024	2025
Net cash provided by operating activities	$125,299	$164,713
Net cash used in investing activities	$(45,536)	$(120,291)
Net cash used in financing activities	$(79,733)	$(37,388)
Cash Provided by Operating Activities
Our largest source of cash provided by operations are advertising revenues generated by Google Search & other properties, YouTube properties, and Google Network properties. In Google Services, we also generate cash through consumer subscriptions, the sale of apps and in-app purchases, and devices. In Google Cloud, we generate cash through consumption-based fees and subscriptions for infrastructure, platform, applications, and other cloud services.
Our primary uses of cash from operating activities include payments to distribution and Google Network partners, to employees for compensation, and to content providers. Other uses of cash from operating activities include payments to suppliers for devices, to tax authorities for income taxes, and other general corporate expenditures.
37.

Table of Contents	Alphabet Inc.
Net cash provided by operating activities increased from 2024 to 2025 due to an increase in cash received from customers, partially offset by an increase in cash payments for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from 2024 to 2025, primarily due to an increase in purchases of property and equipment, driven by investments in technical infrastructure, and a decrease in maturities and sales of marketable securities.
Cash Used in Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repurchases of stock, repayments of debt, net payments related to stock-based award activities, and dividend payments.
Net cash used in financing activities decreased from 2024 to 2025 due to an increase in proceeds from issuance of debt and a decrease in repurchases of stock, partially offset by repayments of debt.
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
Capital Expenditures
Our capital investments in property and equipment consist primarily of the following major categories:
•technical infrastructure, which consists of our investments in servers and network equipment, data center land, and building construction and improvements; and
•office facilities, ground-up development projects, and building improvements.
Assets not yet in service are those that are not ready for their intended use, including assets in the process of construction or assembly, and consist primarily of technical infrastructure. The time frame from date of purchase to placement in service of these assets may extend from months to years. For example, our data center construction projects are generally multi-year projects with multiple phases, where we acquire land and buildings, construct buildings, and secure and install servers and network equipment.
During the years ended December 31, 2024 and 2025, we spent $52.5 billion and $91.4 billion on capital expenditures, respectively. In 2026, we expect to significantly increase, relative to 2025, our investment in our technical infrastructure, including servers and network equipment, and data centers. Depreciation of our property and equipment commences when such assets are ready for their intended use. For the years ended December 31, 2024 and 2025, our depreciation on property and equipment was $15.3 billion and $21.1 billion, respectively.
Leases
As of December 31, 2025, the amount of total undiscounted future lease payments under operating leases was $18.3 billion, of which $3.3 billion is short-term, and total undiscounted future lease payments under finance leases was $2.9 billion, of which $491 million is short-term.
As of December 31, 2025, we have entered into leases primarily related to data centers that have not yet commenced with short-term and long-term future lease payments of $5.8 billion and $52.7 billion, respectively. These leases will commence between 2026 and 2031 with non-cancelable lease terms primarily between one and 25 years.
In January 2026, we executed a power purchase agreement which we expect to be accounted for as a lease resulting in future payments depending on certain agreement terms of $9.9 billion between 2027 and 2047. If certain contractual conditions for the project are not met, we would instead make a one-time payment of approximately $3.5 billion and assume ownership of the power generating assets.
38.

Table of Contents	Alphabet Inc.
For additional information on leases, see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Financing
As of December 31, 2025, we had senior unsecured notes outstanding with a total carrying value of $48.5 billion, of which $2.0 billion was short-term. The associated short-term and long-term future interest payments were $1.8 billion and $35.7 billion, respectively.
During 2025, we issued $22.5 billion of US dollar-denominated senior unsecured notes and €13.25 billion of euro-denominated senior unsecured notes for general corporate purposes, comprised of the following:
•May 2025: We issued $5.0 billion of US dollar-denominated fixed-rate senior unsecured notes with a weighted-average coupon rate of 4.89%, and a weighted-average maturity of approximately 24 years. We also issued €6.75 billion of euro-denominated fixed-rate senior unsecured notes with a weighted-average coupon rate of 3.31%, and a weighted-average maturity of approximately 14 years.
•November 2025: We issued $500 million of US dollar-denominated floating-rate senior unsecured notes and $17.0 billion of US dollar-denominated fixed-rate senior unsecured notes with a weighted-average coupon rate of 4.92% and a weighted-average maturity of approximately 20 years. We also issued €6.5 billion of euro-denominated fixed-rate senior unsecured notes with a weighted-average coupon rate of 3.44% and a weighted-average maturity of approximately 16 years.
As of December 31, 2025, we had $10.0 billion of revolving credit facilities, $4.0 billion expiring in April 2026 and $6.0 billion expiring in April 2030. No amounts have been borrowed under the credit facilities. We also have a commercial paper program of up to $25.0 billion, which is used for general corporate purposes. As of December 31, 2025, we had no commercial paper outstanding.
For additional information, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We use contract manufacturers for our technical infrastructure and device assembly and may supply them with components purchased directly from suppliers. Certain of these arrangements result in a portion of the cash received from and paid to contract manufacturers to be presented as financing activities on the Consolidated Statements of Cash Flows included in Item 8 of this Annual Report on Form 10-K.
Share Repurchase Program
During 2025, we repurchased and subsequently retired 240 million shares for $45.4 billion.
In April 2024, the company's Board of Directors authorized a $70.0 billion share repurchase program for its Class A and Class C shares. In April 2025, the company's Board of Directors authorized an additional $70.0 billion share repurchase program for its Class A and Class C shares. As of December 31, 2025, $69.5 billion remained available for Class A and Class C share repurchases.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Dividend Program
During the year ended December 31, 2025, total cash dividends were $4.8 billion for Class A, $703 million for Class B, and $4.5 billion for Class C shares, respectively.
In April 2025, the company's Board of Directors increased the quarterly cash dividend by 5% to $0.21 per share of outstanding Class A, Class B, and Class C shares.
The company has declared a quarterly cash dividend in the current quarter, and intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.
Accrued Legal and Regulatory
As of December 31, 2025, we had short-term accrued legal and regulatory fines and settlements of $15.6 billion. This amount primarily included EC fines, in addition to accruals related to other legal matters and regulatory fines and settlements. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
39.

Table of Contents	Alphabet Inc.
Taxes
As of December 31, 2025, we had long-term income taxes payable of $9.5 billion primarily related to unrecognized tax benefits. The timing and amount of any payment related to these unrecognized tax benefits are uncertain and cannot be estimated.
Purchase Commitments and Other Contractual Obligations
We have material purchase commitments and other contractual obligations primarily related to energy take-or-pay contracts, licenses (including content licenses), and technical infrastructure and inventory orders. As of December 31, 2025, the total for these commitments was $149.1 billion, of which $113.0 billion was short-term, mostly related to technical infrastructure and inventory orders. These amounts reflect commitments and obligations through open purchase orders as well as the non-cancelable portion or the minimum cancellation fee in certain agreements. For those agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of December 31, 2025. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. For additional information related to our content licenses, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
As of December 31, 2025, we provided backstops in the form of financial guarantees and credit derivatives with maximum potential amount of future payments of $5.7 billion and $16.9 billion, respectively. For additional information on credit derivatives and financial guarantees, see Note 3 and Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
In addition, we regularly enter into multi-year, non-cancellable power purchase agreements with third-party suppliers that do not include a minimum dollar commitment. The amounts to be paid under these agreements are based on the actual volumes to be generated and are not readily determinable.
We may experience increases in the costs associated with our purchase commitments and other contractual obligations as a result of ongoing developments surrounding international trade. For details on risks related to our manufacturing and supply chain and other risks, refer to Part 1, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
Pending Acquisitions
In March 2025, we entered into a definitive agreement to acquire Wiz, Inc. ("Wiz"), a leading cloud security platform, for $32.0 billion, subject to closing adjustments, in an all-cash transaction. The acquisition of Wiz is expected to close in 2026, subject to customary closing conditions, including the receipt of regulatory approvals.
In December 2025, we entered into a definitive agreement to acquire Intersect, which provides data center and energy infrastructure solutions, for $4.8 billion in cash, plus the assumption of debt. The acquisition of Intersect is expected to close in the first half of 2026, subject to customary closing conditions.
For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the Audit Committee of our Board of Directors.
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
40.

Table of Contents	Alphabet Inc.
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
Property and Equipment
We assess the reasonableness of the useful lives of our property and equipment periodically or when events indicate a change is necessary. To determine the useful lives of our technical infrastructure, we rely on multiple inputs, including historical asset performance, expected technology advancements, and our future infrastructure deployment plans. Any change in the estimated useful lives is recognized on a prospective basis.
Income Taxes
We are subject to income taxes in the US and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.
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
The provision for income taxes includes the effect of reserve provisions and changes to reserves as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
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
We evaluate, on a regular basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as necessary. Significant judgment is required to determine both the likelihood and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates, and equity investment risks.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. International revenues, foreign-denominated monetary assets and liabilities, and investments in foreign subsidiaries expose us to the risk of fluctuations in foreign exchange rates against the US dollar. Principal currency exposures include the Australian dollar, British pound, Canadian dollar, Euro, and Japanese yen.
41.

Table of Contents	Alphabet Inc.
We monitor our foreign currency exposures and hedge foreign exchange risks with derivative and non-derivative instruments, including forwards, options (including collars), cross-currency swaps, and foreign currency-denominated debt. Gains or losses on these foreign currency exposures are generally offset by corresponding gains or losses on the derivative and non-derivative instruments.
Considering historical trends in foreign exchange rates, we determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced. We performed a sensitivity analysis on our foreign currency exposures to estimate the potential impact of this adverse 10% change. The estimated effects on our financial position would be as follows (in millions):

		As of December 31,
	Impact	2024	2025
Foreign currency risk
Foreign denominated monetary assets and liabilities(1)	OI&E	$135	$671
Cash flow hedges of foreign currency revenue(2)	AOCI	$1,627	$2,096
Net investment hedges of investments in foreign subsidiaries(3)	AOCI	$660	$2,942
(1)After consideration of the effect of derivative contracts.
(2)The change in accumulated other comprehensive income (AOCI) would be expected to offset a corresponding foreign currency change in forecasted hedged revenues when recognized.
(3)The change in AOCI would be expected to offset a corresponding foreign currency translation gain or loss from our investments in foreign subsidiaries.
Interest Rate Risk
We are exposed to interest rate risk related to our investment portfolio and outstanding debt.
Our Corporate Treasury investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity. By policy, we limit the amount of credit exposure within our investment portfolio to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Unrealized gains and losses on our marketable debt securities are primarily due to interest rate fluctuations as compared to interest rates at the time of purchase. For certain fixed and floating rate debt securities, we have elected the fair value option for which changes in fair value are recorded in OI&E. We measure securities for which we have not elected the fair value option at fair value with gains and losses recorded in AOCI until the securities are sold, less any expected credit losses.
We use value-at-risk (VaR) analysis to determine the potential effect of fluctuations in interest rates on the value of our investment portfolio. The VaR is the expected loss in fair value, for a given confidence interval, for our investment portfolio due to adverse movements in interest rates. We use a variance/covariance VaR model with 95% confidence interval. The estimated one-day loss in fair value of our investment portfolio as of December 31, 2024 and 2025 are shown below (in millions):

	As of December 31,		12-Month Average As of December 31,
	2024	2025	2024	2025
Risk category - interest rate	$208	$162	$230	$184
Actual future gains and losses associated with our investment portfolio may differ materially from the sensitivity analyses performed as of December 31, 2024 and 2025 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates and our actual exposures and positions. VaR analysis is not intended to represent actual losses but is used as a risk estimation.
Additionally, we had senior unsecured notes outstanding with a total carrying value of $11.9 billion and $48.5 billion as of December 31, 2024 and 2025, respectively. As our senior unsecured notes primarily bear interest at fixed rates and are recorded at amortized cost, interest rate fluctuations generally do not affect our consolidated financial statements. However, the fair value of the notes will fluctuate with movement in market interest rates.
Equity Investment Risk
Our marketable and non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings.
42.

Table of Contents	Alphabet Inc.
Our marketable equity securities are primarily publicly traded stocks or funds and our non-marketable equity securities are primarily investments in privately held companies, some of which are in the startup or development stages.
We record marketable equity securities at fair value subject to market price volatility. These securities represent $5.1 billion and $6.3 billion of our investments as of December 31, 2024 and 2025, respectively. A hypothetical adverse price change of 10% on our December 31, 2025 balance would decrease the fair value of marketable equity securities by $631 million. From time to time, we may enter into derivatives to hedge the market price risk on certain of our marketable equity securities.
Our non-marketable equity securities not accounted for under the equity method are primarily adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). The fair value measured at the time of the observable transaction is not necessarily an indication of the current fair value as of the balance sheet date. These investments, especially those that are in the early stages, are inherently risky because the technologies or products these companies have under development are typically in the early phases and may never materialize, and they may experience a decline in financial condition, which could result in a loss of a substantial part of our investment in these companies. Valuations of our equity investments in private companies are inherently more complex due to the lack of readily available market data and observable transactions at lower valuations could result in significant losses. In addition, global economic conditions could result in additional volatility. The success of our investment in any private company is also typically dependent on the likelihood of our ability to realize appreciation in the value of investments through liquidity events such as public offerings, acquisitions, private sales, or other market events. Changes in the valuation of non-marketable equity securities may not directly correlate with changes in valuation of marketable equity securities. As of December 31, 2024 and 2025, the carrying value of our non-marketable equity securities, which were accounted for under the measurement alternative, was $35.2 billion and $64.1 billion, respectively.
The carrying values of our equity method investments, which totaled approximately $2.0 billion and $2.5 billion as of December 31, 2024 and 2025, respectively, generally do not fluctuate based on market price changes. However, these investments could be impaired if the carrying value exceeds the fair value and is not expected to recover.
For additional information about our equity investments, see Note 1 and Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
43.

Table of Contents	Alphabet Inc.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Alphabet Inc.

44.

Table of Contents	Alphabet Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Alphabet Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alphabet Inc. (the Company) as of December 31, 2024 and 2025, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 4, 2026 expressed an unqualified opinion thereon.
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
45.

Table of Contents	Alphabet Inc.
Loss Contingencies

Description of the Matter
The Company is subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and consent orders. As described in Note 10 to the consolidated financial statements, such claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and consent orders could result in adverse consequences.

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

Our audit procedures included, among others, gaining an understanding of previous rulings and the status of ongoing lawsuits, reviewing letters from internal and external legal counsel addressing the matters, meeting with internal legal counsel to discuss the allegations, and obtaining a representation letter from management on these matters. We also evaluated the Company’s disclosures in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1999.

San Jose, California
February 4, 2026

46.

Table of Contents	Alphabet Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Alphabet Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Alphabet Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alphabet Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 4, 2026 expressed an unqualified opinion thereon.
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
February 4, 2026

47.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31,
	2024	2025
Assets
Current assets:
Cash and cash equivalents	$23,466	$30,708
Marketable securities	72,191	96,135
Total cash, cash equivalents, and marketable securities	95,657	126,843
Accounts receivable, net	52,340	62,886
Other current assets	15,714	16,309
Total current assets	163,711	206,038
Non-marketable securities	37,982	68,687
Deferred income taxes	17,180	9,113
Property and equipment, net	171,036	246,597
Operating lease assets	13,588	15,221
Goodwill	31,885	33,380
Other non-current assets	14,874	16,245
Total assets	$450,256	$595,281
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,987	$12,200
Accrued compensation and benefits	15,069	17,546
Accrued expenses and other current liabilities	51,228	55,557
Accrued revenue share	9,802	10,864
Deferred revenue	5,036	6,578
Total current liabilities	89,122	102,745
Long-term debt	10,883	46,547
Income taxes payable, non-current	8,782	9,531
Operating lease liabilities	11,691	12,744
Other long-term liabilities	4,694	8,449
Total liabilities	125,172	180,016
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,211 (Class A 5,835, Class B 861, Class C 5,515) and 12,088 (Class A 5,822, Class B 837, Class C 5,429) shares issued and outstanding	84,800	93,126
Accumulated other comprehensive income (loss)	(4,800)	(1,916)
Retained earnings	245,084	324,055
Total stockholders’ equity	325,084	415,265
Total liabilities and stockholders’ equity	$450,256	$595,281
See accompanying notes.
48.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2024	2025
Revenues	$307,394	$350,018	$402,836
Costs and expenses:
Cost of revenues	133,332	146,306	162,535
Research and development	45,427	49,326	61,087
Sales and marketing	27,917	27,808	28,693
General and administrative	16,425	14,188	21,482
Total costs and expenses	223,101	237,628	273,797
Income from operations	84,293	112,390	129,039
Other income (expense), net	1,424	7,425	29,787
Income before income taxes	85,717	119,815	158,826
Provision for income taxes	11,922	19,697	26,656
Net income	$73,795	$100,118	$132,170

Basic net income per share (Note 12)	$5.84	$8.13	$10.91
Diluted net income per share (Note 12)	$5.80	$8.04	$10.81
See accompanying notes.
49.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2024	2025
Net income	$73,795	$100,118	$132,170
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $63, $(49) and $180	735	(1,673)	2,522
Available-for-sale investments:
Change in net unrealized gains (losses)	1,344	(116)	1,146
Less: reclassification adjustment for net (gains) losses included in net income	1,168	782	(169)
Net change, net of income tax benefit (expense) of $(698), $(190), and $(276)	2,512	666	977
Cash flow hedges:
Change in net unrealized gains (losses)	168	775	(779)
Less: reclassification adjustment for net (gains) losses included in net income	(214)	(166)	164
Net change, net of income tax benefit (expense) of $2, $(151), and $174	(46)	609	(615)
Other comprehensive income (loss)	3,201	(398)	2,884
Comprehensive income	$76,996	$99,720	$135,054
See accompanying notes.
50.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	12,849	$68,184	$(7,603)	$195,563	$256,144
Stock issued	139	0	0	0	0
Stock-based compensation	0	22,578	0	0	22,578
Tax withholding related to vesting of restricted stock units and other	0	(10,164)	0	9	(10,155)
Repurchases of stock	(528)	(4,064)	0	(58,120)	(62,184)
Net income	0	0	0	73,795	73,795
Other comprehensive income (loss)	0	0	3,201	0	3,201
Balance as of December 31, 2023	12,460	76,534	(4,402)	211,247	283,379
Stock issued	130	0	0	0	0
Stock-based compensation	0	22,937	0	0	22,937
Tax withholding related to vesting of restricted stock units and other	0	(12,507)	0	(16)	(12,523)
Repurchases of stock	(379)	(3,359)	0	(58,688)	(62,047)
Dividends and dividend equivalents declared ($0.60 per share)	0	41	0	(7,577)	(7,536)
Sale of interest in consolidated entities	0	1,154	0	0	1,154
Net income	0	0	0	100,118	100,118
Other comprehensive income (loss)	0	0	(398)	0	(398)
Balance as of December 31, 2024	12,211	84,800	(4,800)	245,084	325,084
Stock issued	117	0	0	0	0
Stock-based compensation	0	25,130	0	0	25,130
Tax withholding related to vesting of restricted stock units and other	0	(14,842)	0	0	(14,842)
Repurchases of stock	(240)	(2,514)	0	(42,884)	(45,398)
Dividends and dividend equivalents declared ($0.83 per share)	0	152	0	(10,315)	(10,163)
Sale of interest in consolidated entities	0	400	0	0	400
Net income	0	0	0	132,170	132,170
Other comprehensive income (loss)	0	0	2,884	0	2,884
Balance as of December 31, 2025	12,088	$93,126	$(1,916)	$324,055	$415,265
See accompanying notes.
51.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2024	2025
Operating activities
Net income	$73,795	$100,118	$132,170
Adjustments:
Depreciation of property and equipment	11,946	15,311	21,136
Stock-based compensation expense	22,460	22,785	24,953
Deferred income taxes	(7,763)	(5,257)	8,348
Loss (gain) on debt and equity securities, net	823	(2,671)	(24,620)
Other	4,330	3,419	2,108
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,833)	(5,891)	(8,779)
Income taxes, net	523	(2,418)	(3,226)
Other assets	(2,143)	(1,397)	(4,542)
Accounts payable	664	359	907
Accrued expenses and other liabilities	3,937	(1,161)	12,939
Accrued revenue share	482	1,059	899
Deferred revenue	525	1,043	2,420
Net cash provided by operating activities	101,746	125,299	164,713
Investing activities
Purchases of property and equipment	(32,251)	(52,535)	(91,447)
Purchases of marketable securities	(77,858)	(86,679)	(103,773)
Maturities and sales of marketable securities	86,672	103,428	83,240
Purchases of non-marketable securities	(3,027)	(5,034)	(5,716)
Maturities and sales of non-marketable securities	947	882	1,367
Acquisitions, net of cash acquired, and purchases of intangible assets	(495)	(2,931)	(1,592)
Other investing activities	(1,051)	(2,667)	(2,370)
Net cash used in investing activities	(27,063)	(45,536)	(120,291)
Financing activities
Net payments related to stock-based award activities	(9,837)	(12,190)	(14,167)
Repurchases of stock	(61,504)	(62,222)	(45,709)
Dividend payments	0	(7,363)	(10,049)
Proceeds from issuance of debt, net of costs	10,790	13,589	64,564
Repayments of debt	(11,550)	(12,701)	(32,427)
Proceeds from sale of interest in consolidated entities, net	8	1,154	400
Net cash used in financing activities	(72,093)	(79,733)	(37,388)
Effect of exchange rate changes on cash and cash equivalents	(421)	(612)	208
Net increase (decrease) in cash and cash equivalents	2,169	(582)	7,242
Cash and cash equivalents at beginning of period	21,879	24,048	23,466
Cash and cash equivalents at end of period	$24,048	$23,466	$30,708
Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment included in accrued liabilities and accounts payable	$7,435	$10,326	$15,090
See accompanying notes.
52.

Table of Contents	Alphabet Inc.
Alphabet Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Nature of Operations
Google was incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. In 2015, we implemented a holding company reorganization, and as a result, Alphabet Inc. ("Alphabet") became the successor issuer to Google.
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure, platform services, and applications; and sales of other products and services, such as fees received for subscription-based products, apps and in-app purchases, and devices.
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
Google Advertising
Google advertising revenues consist of revenues from:
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
53.

Table of Contents	Alphabet Inc.
•consumer subscriptions, which primarily include revenues from YouTube services, such as YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket, as well as Google One, which offers access to our most capable Gemini models;
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
Google Cloud
Google Cloud revenues consist of revenues from:
•Google Cloud Platform primarily generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as AI offerings including our enterprise AI infrastructure, Vertex AI platform, and Gemini Enterprise; cybersecurity offerings; and data and analytics solutions;
•Google Workspace includes subscriptions for cloud-based communication and collaboration tools for enterprises, such as Gmail, Docs, Calendar, Drive, and Meet, with integrated features like Gemini for Google Workspace; and
•other enterprise services.
Our cloud services are generally provided on either a consumption or subscription basis and may have contract terms longer than a year. Revenues related to cloud services provided on a consumption basis are recognized when the customer utilizes the services, based on the quantity of services consumed using the relative standalone selling price allocation. Revenues related to cloud services provided on a subscription basis are recognized ratably over the contract term as the customer receives and consumes the benefits of the cloud services.
Arrangements with Multiple Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on observable prices of our products and services sold or priced separately in comparable circumstances to similar customers.
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
•TAC includes:
◦amounts paid to our distribution partners who make available our search access points and other ad-supported services. Our distribution partners include browser providers, mobile carriers, original equipment manufacturers, and software developers; and
◦amounts paid to Google Network partners primarily for ads displayed on their properties.
•Other cost of revenues includes:
54.

Table of Contents	Alphabet Inc.
◦content acquisition costs, which are payments to content providers from whom we license video and other content for distribution, primarily related to YouTube (we pay fees to these content providers based on revenues generated, subscriber counts, or a flat fee);
◦depreciation expense, primarily related to our technical infrastructure;
◦employee compensation expenses related to our technical infrastructure and other operations such as content review and customer and product support;
◦inventory and other costs related to the devices we sell; and
◦other technical infrastructure operations costs, including energy, equipment, and network capacity costs.
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
For RSUs, shares are issued on the vesting dates net of the applicable statutory income tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued than the number of RSUs vested, and the income tax withholding is recorded as a reduction to additional paid-in capital.
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
Advertising and Promotional Expenses
We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2023, 2024, and 2025, advertising and promotional expenses totaled approximately $8.7 billion, $8.7 billion, and $9.9 billion, respectively.
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
55.

Table of Contents	Alphabet Inc.
Level 3 - Unobservable inputs that are supported by little or no market activities.
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The determination of fair value involves the use of appropriate valuation methods and relevant inputs into valuation models.
Our financial assets and liabilities that are measured at fair value on a recurring basis include cash equivalents, marketable securities, and derivative financial instruments. Our financial assets measured at fair value on a nonrecurring basis include non-marketable equity securities. Other financial assets and liabilities are carried at cost with fair value disclosed, if required.
We measure certain other instruments, and certain assets and liabilities acquired in a business combination, also at fair value on a nonrecurring basis.
Financial Instruments
Our financial instruments include cash, cash equivalents, marketable and non-marketable securities, derivative financial instruments, financial guarantees, accounts receivable, and convertible notes.
Credit Risks
We are subject to concentration of credit risk primarily from cash equivalents, marketable debt securities, derivative financial instruments, including foreign exchange contracts, accounts receivable, and convertible notes. We manage the concentration of our credit risk exposure through timely assessment of our counterparty creditworthiness, credit limits, and use of collateral management. Foreign exchange contracts are transacted with various financial institutions with high credit standing. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. We manage the concentration of our credit risk exposure by performing ongoing evaluations to determine customer credit and we limit the amount of credit we extend. We generally do not require collateral from our customers.
Cash Equivalents
We invest excess cash primarily in asset-backed and mortgage-backed securities, corporate debt securities, government bonds, money market funds, and time deposits.
Marketable Securities
We classify all marketable debt securities that have effective maturities of three months or less from the date of purchase as cash equivalents and those with effective maturities of greater than three months as marketable securities. We determine the appropriate classification of our investments in marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable debt securities as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these debt securities prior to their effective maturities. As we view these securities as available to support current operations, we classify highly liquid securities with maturities beyond 12 months as current assets under the caption marketable securities. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for the changes in allowance for expected credit losses, which are recorded in OI&E. For certain marketable debt securities we have elected the fair value option, for which changes in fair value are recorded in OI&E. We determine any realized gains and losses on the sale of marketable debt securities on a specific identification method, and we record such gains and losses as a component of OI&E.
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
Non-marketable securities that do not have effective contractual maturity dates are classified as other non-current assets.
56.

Table of Contents	Alphabet Inc.
Derivative Financial Instruments
See Note 3 for the accounting policy pertaining to derivative financial instruments.
Financial Guarantees
In certain arrangements, we provide reimbursements for costs incurred by third parties during power generation project development phases if specified trigger events occur. We recognize a noncontingent liability for the fair value of our obligation to stand ready to perform, reported in other long-term liabilities. We also recognize a contingent liability when it becomes probable that a payment will be required and the amount can be reasonably estimated.
Accounts Receivable
Our payment terms for accounts receivable vary by the types and locations of our customers and the products or services offered. The term between invoicing and when payment is due is not significant. Additionally, accounts receivable includes amounts for services performed in advance of the right to invoice the customer.
We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. With respect to current accounts receivables, we elected to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. In determining the amount of the allowance for credit losses for those assets, we adjust historical loss information to reflect current market conditions and customer-specific information to the extent that historical loss information does not reflect current conditions.
Convertible Notes
Our investments in convertible notes are primarily recorded at amortized cost which includes unpaid principal balances, deferred origination costs, and any related discount or premium, net of allowances for credit losses, and are included within other non-current assets.
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
Impairment of Investments
We periodically review our debt securities with unrealized gains and losses recorded as a component of stockholders' equity and non-marketable equity securities for impairment.
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
Inventory
Inventory consists primarily of finished goods and is stated at the lower of cost and net realizable value. Cost is generally computed using the first-in, first-out method.
57.

Table of Contents	Alphabet Inc.
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
Property and Equipment
Property and equipment is comprised of technical infrastructure, office space, corporate and other assets currently in service, and assets not yet in service. Technical infrastructure includes data center land, buildings and leasehold improvements, and servers and network equipment. Office space includes office land, buildings, and leasehold improvements. Assets not yet in service are those that are not ready for their intended use, including data center buildings and servers in the process of construction or assembly.
Property and equipment are stated at cost less accumulated depreciation. Depreciation commences once assets are ready for their intended use and is recorded using the straight-line method over the estimated useful lives of the assets, which we regularly evaluate for factors such as technological obsolescence and our planned use and utilization. We depreciate data center and office buildings over periods of seven to 40 years. We depreciate servers and network equipment generally over a period of six years. We depreciate corporate and other assets over periods of two to 25 years. We depreciate leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the assets. Land is not depreciated.
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
Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Our lease terms and payments include periods under options to purchase, extend, or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable, lease term when determining the lease assets and liabilities. Lease assets also include any prepaid lease payments and lease incentives.
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
58.

Table of Contents	Alphabet Inc.
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
Foreign Currency
We translate the financial statements of our international subsidiaries to US dollars using month-end exchange rates for assets and liabilities, and average rates for the period derived from month-end exchange rates for revenues, costs, and expenses. We record translation gains and losses in AOCI as a component of stockholders’ equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gain (loss) in OI&E.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 "Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity’s expenses. Upon adoption, we will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the relevant expense captions on the consolidated statements of income. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. We are currently assessing adoption timing, the method of adoption, and the effect that the updated standard will have on our financial statement disclosures.
In September 2025, the FASB issued ASU 2025-06 "Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" to modernize the accounting for software costs under Subtopic 350-40, Intangibles‒Goodwill and Other‒Internal-Use Software (referred to as “internal-use software”). Upon adoption, we will be required to account for internal-use software under the updated capitalization criteria. The standard is effective for our interim and annual 2028 periods, with early adoption permitted. The standard can be applied either prospectively, retrospectively, or under a modified transition approach. We are currently assessing adoption timing, the method of adoption, and the effect that the updated standard will have on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
59.

Table of Contents	Alphabet Inc.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" which expands the disclosure requirements for income taxes. We adopted this ASU for our 2025 annual period with the comparative periods updated to reflect additional disclosures. See Note 14 for the revised disclosures consistent with the new standard.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Year Ended December 31,
	2023	2024	2025
Google Search & other	$175,033	$198,084	$224,532
YouTube ads	31,510	36,147	40,367
Google Network	31,312	30,359	29,792
Google advertising	237,855	264,590	294,691
Google subscriptions, platforms, and devices	34,688	40,340	48,030
Google Services total	272,543	304,930	342,721
Google Cloud	33,088	43,229	58,705
Other Bets	1,527	1,648	1,537
Hedging gains (losses)	236	211	(127)
Total revenues	$307,394	$350,018	$402,836
No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2023, 2024, or 2025.
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Year Ended December 31,
	2023		2024		2025
United States	$146,286	47%	$170,447	49%	$194,229	48%
EMEA(1)	91,038	30	102,127	29	117,152	29
APAC(1)	51,514	17	56,815	16	67,680	17
Other Americas(1)	18,320	6	20,418	6	23,902	6
Hedging gains (losses)	236	0	211	0	(127)	0
Total revenues	$307,394	100%	$350,018	100%	$402,836	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of December 31, 2025, we had $242.8 billion of remaining performance obligations (“revenue backlog"), primarily related to Google Cloud. Revenue backlog represents commitments in customer contracts that have not yet been recognized as revenue. We expect to recognize just over 50% of the revenue backlog as revenues over the next 24 months with the remainder to be recognized thereafter. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by contract duration, our ability to deliver in accordance with relevant contract terms, and when our customers utilize services. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes contracts with an original expected term of one year or less and cancellable contracts.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2024 was $6.0 billion, of which $4.6 billion was
60.

Table of Contents	Alphabet Inc.
recognized as revenues for the year ended December 31, 2025. Total deferred revenue as of December 31, 2025 was $8.6 billion.
Note 3. Financial Instruments
Fair Value Measurements
Investments Measured at Fair Value on a Recurring Basis
Cash equivalents and marketable equity securities are measured at fair value and classified within Level 1 and Level 2 in the fair value hierarchy, because we use quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.
Debt securities are measured at fair value and classified within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
The following tables summarize our cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash			$12,407
Cash equivalents:
Money market funds	$8,154	$0	$8,154
Time deposits	0	2,081	2,081
Government bonds	0	746	746
Corporate debt securities	0	78	78
Total cash and cash equivalents	8,154	2,905	23,466
Marketable securities:
Marketable equity securities(1)	4,708	105	4,813
Time deposits	0	136	136
Government bonds	0	28,709	28,709
Corporate debt securities	0	21,116	21,116
Mortgage-backed and asset-backed securities	0	17,417	17,417
Total marketable securities	4,708	67,483	72,191
Total	$12,862	$70,388	$95,657
(1)The long-term portion of marketable equity securities (subject to long-term lock-up restrictions) of $266 million as of December 31, 2024 is included within other non-current assets.
61.

Table of Contents	Alphabet Inc.

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash			$15,305
Cash equivalents:
Money market funds	$11,349	$0	$11,349
Time deposits	0	3,353	3,353
Government bonds	0	602	602
Corporate debt securities	0	99	99
Total cash and cash equivalents	11,349	4,054	30,708
Marketable securities:
Marketable equity securities	4,402	1,911	6,313
Time deposits	0	0	0
Government bonds	0	50,549	50,549
Corporate debt securities	0	21,565	21,565
Mortgage-backed and asset-backed securities	0	17,708	17,708
Total marketable securities	4,402	91,733	96,135
Total	$15,751	$95,787	$126,843
Investments Measured at Fair Value on a Nonrecurring Basis
Non-marketable equity securities accounted for under the measurement alternative are investments in privately held companies without readily determinable market values. The carrying value of these non-marketable equity securities is adjusted upward or downward to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy, and remeasurements due to impairment are classified within Level 3. Our valuation methods include option pricing models, market comparable approach, and common stock equivalent method, which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, expected time to exit, risk free rate, and the rights and obligations of the securities we hold. These inputs vary significantly based on investment type.
As of December 31, 2025, the carrying value of our non-marketable equity securities accounted for under the measurement alternative was $64.1 billion, of which $45.6 billion were remeasured at fair value during the year ended December 31, 2025, and were primarily classified within Level 2 of the fair value hierarchy at the time of measurement.
Debt and Equity Securities
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of December 31, 2025
Due in 1 year or less	$26,735
Due in 1 year through 5 years	37,001
Due in 5 years through 10 years	12,769
Due after 10 years	13,317
Total	$89,822
The following tables present fair values and gross unrealized gains and losses recorded to AOCI, less any expected credit losses, aggregated by investment category (in millions):

62.

Table of Contents	Alphabet Inc.

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$2,217	$0	$0	$2,217
Government bonds	27,551	83	(214)	27,420
Corporate debt securities	18,300	79	(222)	18,157
Mortgage-backed and asset-backed securities	14,437	63	(385)	14,115
Total investments with fair value change reflected in other comprehensive income	$62,505	$225	$(821)	$61,909

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$3,353	$0	$0	$3,353
Government bonds	49,087	443	(26)	49,504
Corporate debt securities	18,346	242	(32)	18,556
Mortgage-backed and asset-backed securities	14,337	174	(128)	14,383
Total investments with fair value change reflected in other comprehensive income	$85,123	$859	$(186)	$85,796
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$11,119	$(126)	$2,576	$(88)	$13,695	$(214)
Corporate debt securities	4,228	(17)	6,838	(168)	11,066	(185)
Mortgage-backed and asset-backed securities	5,222	(106)	3,813	(279)	9,035	(385)
Total	$20,569	$(249)	$13,227	$(535)	$33,796	$(784)

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$4,230	$(9)	$1,174	$(17)	$5,404	$(26)
Corporate debt securities	915	0	2,429	(24)	3,344	(24)
Mortgage-backed and asset-backed securities	1,377	(4)	3,035	(124)	4,412	(128)
Total	$6,522	$(13)	$6,638	$(165)	$13,160	$(178)
63.

Table of Contents	Alphabet Inc.
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. For certain marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in OI&E. The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts.
The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Year Ended December 31,
	2023	2024	2025
Unrealized gain (loss) on fair value option debt securities	$386	$30	$254
Gross realized gain on debt securities	182	482	572
Gross realized loss on debt securities	(1,833)	(1,553)	(316)
(Increase) decrease in allowance for credit losses	50	(2)	30
Total gain (loss) on debt securities recognized in other income (expense), net	$(1,215)	$(1,043)	$540
Non-marketable Securities
Our non-marketable securities primarily consist of non-marketable equity securities accounted for under the measurement alternative. The carrying value is measured at the total initial cost plus the cumulative net upward and downward adjustments (including impairments). We account for non-marketable equity securities through which we exercise significant influence but do not have control over the investee under the equity method. Certain of our non-marketable securities include our investments in VIEs where we are not the primary beneficiary. See Note 5 for further details on VIEs.
Realized net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later.
All gains and losses, including impairments, are included as components of OI&E.
The carrying values for non-marketable securities are summarized below (in millions):

	As of December 31,
	2024	2025
Non-marketable securities:
Total initial cost of non-marketable equity securities accounted for under the measurement alternative	$20,940	$28,429
Cumulative upward adjustments	22,709	44,485
Cumulative downward adjustments (including impairments)	(8,431)	(8,820)
Carrying value of non-marketable equity securities accounted for under the measurement alternative	35,218	64,094
Equity method investments and other	2,764	4,593
Total non-marketable securities	$37,982	$68,687
Gains and Losses on Equity Securities
Gains and losses (including impairments), net, for equity securities included in OI&E are summarized below (in millions):
64.

Table of Contents	Alphabet Inc.

	Year Ended December 31,
	2023	2024	2025
Gross unrealized gain on non-marketable equity securities accounted for under the measurement alternative	$1,806	$5,582	$22,666
Gross unrealized loss (including impairments) on non-marketable equity securities accounted for under the measurement alternative	(2,894)	(2,210)	(1,271)
Unrealized net gain (loss) on non-marketable equity securities accounted for under the measurement alternative	(1,088)	3,372	21,395
Unrealized net gain (loss) on marketable and other equity securities	790	156	1,907
Realized net gain (loss) on marketable and non-marketable equity securities sold during the period	690	186	778
Total gain (loss) on equity securities in other income (expense), net (1)	$392	$3,714	$24,080
(1) Excludes income (loss) and impairment from equity method investments. Refer to Note 7 for further details.
Cumulative net gains (losses), calculated as the difference between the sales price and purchase price, represent the total net gains (losses) recognized after the initial purchase date. This represents the total economic impact of the investment, regardless of when the gains or losses were previously recognized. Cumulative net gains on equity securities sold were $748 million and $387 million for the years ended December 31, 2024 and 2025, respectively.
Derivative Financial Instruments
We primarily use derivative instruments to manage risks relating to our ongoing business operations, including foreign currencies, interest rates, commodity prices, credit exposures, and market prices of certain marketable equity securities. Additionally, we enter into derivatives to enhance investment returns. We also enter into derivatives as a result of agreements with third parties to backstop certain obligations related to data center leases. These backstop agreements are accounted for as credit derivatives.
We recognize derivative instruments in the Consolidated Balance Sheets at fair value and classify them primarily within Level 2 in the fair value hierarchy. We present our foreign currency collars (an option strategy comprised of a combination of purchased and written options) at net fair values and present all other derivatives at gross fair values. The accounting treatment for derivatives is based on the intended use and hedge designation.
Cash Flow Hedges
We designate foreign currency forwards and options (including collars) as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the US dollar. These contracts have maturities of 24 months or less.
Cash flow hedge amounts included in the assessment of hedge effectiveness are deferred in AOCI and reclassified to revenue when the hedged item is recognized in earnings. Hedge components excluded from our assessment of hedge effectiveness are amortized on a straight-line basis over the life of the hedging instrument in revenues. The difference between fair value changes of the excluded component and the amount amortized to revenues is recorded in AOCI.
As of December 31, 2025, the net accumulated loss on our foreign currency cash flow hedges before tax effect was $60 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
Additionally, we may designate interest rate derivatives as cash flow hedges to manage our exposure to certain interest rate risks. Changes in the fair value of these derivatives are deferred in AOCI and reclassified to OI&E when the hedged item is recognized in earnings.
Fair Value Hedges
We designate foreign currency forwards as fair value hedges to hedge foreign currency risks for our marketable debt securities denominated in currencies other than the US dollar. Fair value hedge amounts included and excluded from the assessment of hedge effectiveness are recognized in OI&E.
Net Investment Hedges
We designate foreign currency forwards, options (including collars), cross-currency swaps, and foreign currency-denominated debt as net investment hedges to hedge the foreign currency risks related to our investments in foreign
65.

Table of Contents	Alphabet Inc.
subsidiaries. Net investment hedge amounts included in the assessment of hedge effectiveness are recognized in AOCI.
Changes in the fair value of hedge components of forward and option contracts that are excluded from the assessment of hedge effectiveness are recognized in OI&E. Hedge components of cross-currency swaps that are excluded from the assessment of hedge effectiveness are amortized over the life of the hedging instrument and recognized in OI&E. The difference between fair value changes of the excluded component and the amount amortized to OI&E is recorded in AOCI.
We had no foreign currency-denominated debt as of December 31, 2024 and $15.4 billion carrying value of foreign currency-denominated debt designated as net investment hedges as of December 31, 2025.
Derivatives Not Designated as Hedging Instruments
We enter into derivatives not designated as hedging instruments to manage risks related to our ongoing business operations. The primary risk managed is foreign exchange risk related to the remeasurement of monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these foreign exchange derivatives are recorded within the “foreign currency exchange gain (loss), net” component of OI&E.
We also enter into derivatives to manage other risks, to enhance investment returns, and as a result of agreements with certain third parties to backstop certain obligations relating to data center leases. Gains and losses arising from other derivatives are primarily reflected within the “other” component of OI&E. See Note 7 for further details.
The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31,
	2024	2025
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$20,315	$23,852
Fair value hedges	$1,562	$0
Net investment hedges	$6,986	$14,203
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$44,227	$56,085
Credit derivatives(1)	$0	$16,940
Other contracts	$15,082	$15,900
(1)    Notional amounts for credit derivatives are the backstop obligations related to certain third-party data center leases and represent the maximum potential amount of future payments that could be required in the event of certain default scenarios over remaining agreement periods of up to 15 years. In the event we are required to make payments under certain backstop obligations, we may receive equity in or cash payments from certain counterparties, the amounts for which are not reflected in the notional amounts for credit derivatives. See Note 5 for further details.
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2024		As of December 31, 2025
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,054	$0	$316	$197
Derivatives not designated as hedging instruments:
Foreign exchange contracts	200	593	92	84
Other contracts	474	19	324	98
Total derivatives not designated as hedging instruments	674	612	416	182
Total	$1,728	$612	$732	$379
(1)    Derivative assets are recorded as other current and non-current assets.
(2)    Derivative liabilities are recorded as accrued expenses and other liabilities, current and non-current.
66.

Table of Contents	Alphabet Inc.
The gains (losses) on derivatives and non-derivative financial instruments in cash flow hedging and net investment hedging relationships recognized in other comprehensive income are summarized below (in millions):

	Year Ended December 31,
	2023	2024	2025
Cash flow hedging relationship:
Foreign exchange and other contracts
Amount included in the assessment of effectiveness	$90	$857	$(978)
Amount excluded from the assessment of effectiveness	84	77	(45)
Net investment hedging relationship:
Amounts included in the assessment of effectiveness
Foreign exchange contracts	(287)	223	(765)
Foreign currency-denominated debt	0	0	(393)
Amounts excluded from the assessment of effectiveness
Foreign exchange contracts	0	0	11
Total	$(113)	$1,157	$(2,170)

The table below presents the gains (losses) of derivatives included on the Consolidated Statements of Income: (in millions):

	Year Ended December 31,
	2023		2024		2025
	Revenues	Other income (expense), net	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included on the Consolidated Statements of Income	$307,394	$1,424	$350,018	$7,425	$402,836	$29,787

Effect of cash flow hedges:
Foreign exchange contracts
Amount included in the assessment of effectiveness	213	0	174	0	(233)	0
Amount excluded from the assessment of effectiveness	24	0	37	0	107	0
Effect of fair value hedges:
Foreign exchange contracts
Hedged items	0	59	0	(59)	0	(9)
Amount included in the assessment of effectiveness	0	(59)	0	58	0	9
Amount excluded from the assessment of effectiveness	0	15	0	13	0	1
Effect of net investment hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	0	187	0	137	0	189
Effect of non-designated hedges:
Foreign exchange contracts	0	7	0	335	0	445
Other contracts	0	53	0	174	0	(148)
Total gains (losses)	$237	$262	$211	$658	$(126)	$487
67.

Table of Contents	Alphabet Inc.
Offsetting of Derivatives
We enter into master netting arrangements and collateral security arrangements to reduce credit risk. Cash collateral received related to derivative instruments under our collateral security arrangements are included in other current assets with a corresponding liability. Cash and non-cash collateral pledged related to derivative instruments under our collateral security arrangements are primarily included in other current assets.
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$1,776	$(48)	$1,728	$(516)	$(721)	$491
Derivatives liabilities	$660	$(48)	$612	$(516)	$(9)	$87

	As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$842	$(110)	$732	$(140)	$(231)	$361
Derivatives liabilities	$489	$(110)	$379	$(140)	$(15)	$224
(1)    The balances as of December 31, 2024 and 2025 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land, and offices throughout the world with varying lease terms.
Components of lease costs were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Operating lease cost	$3,362	$3,304	$3,345
Finance lease cost:
Amortization of lease assets	469	413	553
Interest on lease liabilities	35	31	65
Finance lease cost	504	444	618
Variable lease cost	1,182	1,425	1,739
Total lease cost	$5,048	$5,173	$5,702
68.

Table of Contents	Alphabet Inc.
Supplemental information related to leases was as follows (in millions):

	December 31,
	2024	2025
Weighted-average remaining lease term:
Operating leases	7.8 years	7.6 years
Finance leases	10.4 years	8.3 years
Weighted-average discount rate:
Operating leases	3.4%	3.6%
Finance leases	2.8%	3.1%

	December 31,
	2024	2025
Operating leases:
Operating lease assets	$13,588	$15,221

Accrued expenses and other liabilities	$2,887	$3,209
Operating lease liabilities	11,691	12,744
Total operating lease liabilities	$14,578	$15,954
Finance leases:
Property and equipment, at cost	$4,622	$6,822
Accumulated depreciation	(2,037)	(2,025)
Property and equipment, net	$2,585	$4,797

Accrued expenses and other liabilities	$235	$441
Other long-term liabilities	1,442	2,059
Total finance lease liabilities	$1,677	$2,500

	Year Ended December 31,
	2023	2024	2025
Cash payments for lease liabilities:
Operating cash flows used for operating leases	$3,173	$3,425	$3,370
Operating cash flows used for finance leases	$35	$31	$65
Financing cash flows used for finance leases(1)	$705	$405	$1,988
Assets obtained in exchange for lease liabilities:
Operating leases	$2,877	$2,510	$4,070
Finance leases	$564	$313	$1,606
(1)Financing cash flows used for financing leases are included within financing activities as repayments of debt. The year ended December 31, 2025 includes $1.1 billion of prepayments for finance leases not yet commenced.
69.

Table of Contents	Alphabet Inc.
Future lease payments as of December 31, 2025 were as follows (in millions):

	Operating Leases	Finance Leases
2026	$3,275	$491
2027	3,082	345
2028	2,510	335
2029	2,061	314
2030	1,669	241
Thereafter	5,654	1,143
Total undiscounted lease payments	18,251	2,869
Less: imputed interest	(2,297)	(369)
Total lease liability balance	$15,954	$2,500
As of December 31, 2025, we have entered into leases primarily related to data centers that have not yet commenced with short-term and long-term future lease payments of $5.8 billion and $52.7 billion, respectively, that are not yet recorded. These leases will commence between 2026 and 2031 with non-cancelable lease terms primarily between one and 25 years.
In January 2026, we executed a power purchase agreement which we expect to be accounted for as a lease resulting in future payments depending on certain agreement terms of $9.9 billion between 2027 and 2047. If certain contractual conditions for the project are not met, we would instead make a one-time payment of approximately $3.5 billion and assume ownership of the power generating assets.
Note 5. Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
For certain consolidated VIEs, their assets are not available to us, and their creditors do not have recourse to us. As of December 31, 2024 and 2025, assets that can only be used to settle obligations of these VIEs were $8.7 billion and $5.6 billion, respectively, and are primarily included in cash and cash equivalents. As of December 31, 2024 and 2025, liabilities for which creditors only have recourse to the VIEs were $2.3 billion and $2.0 billion, respectively. We may continue to fund ongoing operations, including the potential funding of employee compensation programs, of certain VIEs that are included within Other Bets.
In February 2026, Waymo, a consolidated VIE, announced an investment round of $16.0 billion, the significant majority of which was funded by Alphabet. Investments from external parties will be accounted for as equity transactions and will result in recognition of noncontrolling interests.
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $4.2 billion and $3.4 billion as of December 31, 2024 and 2025, respectively, of which $1.1 billion and $841 million were redeemable noncontrolling interests (RNCI) as of December 31, 2024 and 2025, respectively. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E. See Note 7 for further details on OI&E.
Unconsolidated VIEs
We hold various forms of interests in Variable Interest Entities (VIEs), including certain of our investments in private companies and renewable energy entities, certain leases and credit backstops with data center entities, and certain backstops with energy infrastructure entities. Because we have determined that we do not direct the activities that most significantly impact the economic performance of these entities, we are not the primary beneficiary. Therefore, these VIEs are not consolidated within our financial statements.
Our investments in private companies and renewable energy VIEs are primarily accounted for as non-marketable securities under the measurement alternative or the equity method. The carrying value of these investments are included within non-marketable securities on our Consolidated Balance Sheets. See Note 3 for further details on investments. The maximum exposure to these VIEs is generally limited to the current carrying value plus future funding commitments. As of December 31, 2024 and 2025, future funding commitments were $1.5 billion and $1.1 billion, respectively.
70.

Table of Contents	Alphabet Inc.
Leases with data center leasing VIEs are accounted for as finance leases and are included within total lease obligations disclosed in Note 4. The maximum exposure arising from leases with VIEs is limited to the net carrying value of commenced finance lease assets, plus the undiscounted future obligations for leases that have not yet commenced. See Note 4 for further details on leases.
Credit backstops we have provided to data center VIEs are accounted for as credit derivatives. The maximum exposure arising from credit backstops with VIEs is limited to the financial risk over the remaining period of the arrangements, as reflected by the credit derivative notional value. See Note 3 for further details on credit derivatives.
Backstop agreements we have provided to energy infrastructure VIEs are accounted for as financial guarantees. The maximum exposure to these VIEs is limited to the potential amount of future payments under these arrangements. See Note 10 for further details on financial guarantees.
Note 6. Debt
Short-Term Debt
We have a commercial paper program of up to $25.0 billion, which is used for general corporate purposes. We had $2.3 billion of commercial paper outstanding with a weighted-average effective interest rate of 4.4% as of December 31, 2024 and no commercial paper outstanding as of December 31, 2025. The fair value of the commercial paper approximated its carrying value as of December 31, 2024.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
During 2025, we issued $22.5 billion of US dollar-denominated senior unsecured notes and €13.25 billion of euro-denominated senior unsecured notes for general corporate purposes.
In May 2025, we issued $5.0 billion of US dollar-denominated fixed-rate senior unsecured notes with a weighted-average coupon rate of 4.89%, and a weighted-average maturity of approximately 24 years. Additionally, in May 2025, we issued €6.75 billion of euro-denominated fixed-rate senior unsecured notes with a weighted-average coupon rate of 3.31%, and a weighted-average maturity of approximately 14 years.
In November 2025, we issued $500 million of US dollar-denominated floating-rate senior unsecured notes and $17.0 billion of US dollar-denominated fixed-rate senior unsecured notes with a weighted-average coupon rate of 4.92% and a weighted-average maturity of approximately 20 years. Additionally in November 2025, we issued €6.5 billion of euro-denominated fixed-rate senior unsecured notes with a weighted-average coupon rate of 3.44% and a weighted-average maturity of approximately 16 years.
Total outstanding long-term debt is summarized below (in millions, except percentages):

			Effective Interest Rate	As of December 31,
	Maturity	Coupon Rate		2024	2025
Debt
2016 US dollar notes	2026	2.00%	2.23%	$2,000	$2,000
2020 US dollar notes	2027 - 2060	0.80% - 2.25%	0.93% - 2.33%	10,000	9,000
2025 US dollar notes(1)	2028 - 2075	3.88% - 5.70%	4.00% - 5.79%	0	22,500
2025 Euro notes(2)	2028 - 2064	2.38% - 4.38%	2.57% - 4.51%	0	15,585
Total face value of long-term debt				12,000	49,085
Unamortized discount and debt issuance costs(2)				(118)	(542)
Less: current portion of long-term notes(3)				(999)	(1,996)
Total long-term debt				$10,883	$46,547
(1)Includes $500 million of floating-rate notes due in 2028. Interest is calculated using the compounded Secured Overnight Financing Rate (SOFR) plus 0.52%, reset quarterly.
(2)Principal, unamortized discount, and debt issuance costs for the euro-denominated notes include the effect of foreign exchange rates.
(3)Total current portion of long-term debt is included within accrued expenses and other current liabilities. See Note 7 for further details.
71.

Table of Contents	Alphabet Inc.
The notes in the table above are senior unsecured obligations and rank equally with each other. We may redeem the fixed-rate notes at any time in whole or in part at specified redemption prices. The floating-rate notes are not redeemable prior to maturity. Interest is payable quarterly for the floating-rate notes, semi-annually for the US dollar-denominated fixed-rate notes, and annually for the euro-denominated fixed-rate notes. The effective interest rates are based on proceeds received and contractual interest payments.
The total estimated fair value of the outstanding notes was approximately $9.0 billion and $45.6 billion as of December 31, 2024 and December 31, 2025, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
As of December 31, 2025, the future principal payments for long-term debt were as follows (in millions):

2026	$2,000
2027	1,000
2028	2,676
2029	1,764
2030	5,500
Thereafter	36,145
Total	$49,085
Credit Facility
As of December 31, 2025, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2026 and $6.0 billion expires in April 2030. The interest rates for all credit facilities are determined based on a formula using certain market rates. No amounts were outstanding under the credit facilities as of December 31, 2024 and 2025.
Note 7. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $879 million and $924 million as of December 31, 2024 and 2025, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2024	2025
Technical infrastructure(1)	$141,852	$203,679
Office space	45,403	48,348
Corporate and other assets	12,574	14,463
Property and equipment, in service	199,829	266,490
Less: accumulated depreciation	(79,390)	(98,485)
Add: assets not yet in service	50,597	78,592
Property and equipment, net	$171,036	$246,597
(1)    As of December 31, 2024 and 2025, approximately 60% of technical infrastructure assets were comprised of servers and network equipment. The remaining balance was comprised of data center land and buildings and related assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):
72.

Table of Contents	Alphabet Inc.

	As of December 31,
	2024	2025
Accrued fines and settlements(1)	$9,830	$15,594
Accrued purchases of property and equipment	7,104	8,877
Accrued customer liabilities	4,304	5,029
Payables to brokers for unsettled investment trades	3,866	950
Income taxes payable, net	2,905	523
Other accrued expenses and current liabilities	23,219	24,584
Accrued expenses and other current liabilities	$51,228	$55,557
(1)    See Legal Matters in Note 10 for further details.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2022	$(4,142)	$(3,477)	$16	$(7,603)
Other comprehensive income (loss) before reclassifications	735	1,344	84	2,163
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	84	84
Amounts reclassified from AOCI	0	1,168	(214)	954
Other comprehensive income (loss)	735	2,512	(46)	3,201
Balance as of December 31, 2023	(3,407)	(965)	(30)	(4,402)
Other comprehensive income (loss) before reclassifications	(1,673)	(116)	698	(1,091)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	77	77
Amounts reclassified from AOCI	0	782	(166)	616
Other comprehensive income (loss)	(1,673)	666	609	(398)
Balance as of December 31, 2024	(5,080)	(299)	579	(4,800)
Other comprehensive income (loss) before reclassifications	2,511	1,146	(734)	2,923
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	11	0	(45)	(34)
Amounts reclassified from AOCI	0	(169)	164	(5)
Other comprehensive income (loss)	2,522	977	(615)	2,884
Balance as of December 31, 2025	$(2,558)	$678	$(36)	$(1,916)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):
73.

Table of Contents	Alphabet Inc.

		Year Ended December 31,
AOCI Components	Location	2023	2024	2025
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$(1,497)	$(1,008)	$213
	Benefit (provision) for income taxes	329	226	(44)
	Net of income tax	(1,168)	(782)	169
Unrealized gains (losses) on cash flow hedges
Foreign exchange contracts	Revenue	213	174	(233)
Interest rate contracts	Other income (expense), net	6	1	1
	Benefit (provision) for income taxes	(5)	(9)	68
	Net of income tax	214	166	(164)
Total amount reclassified, net of income tax		$(954)	$(616)	$5
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Interest income	$3,865	$4,482	$4,337
Interest expense(1)	(308)	(268)	(736)
Foreign currency exchange gain (loss), net	(1,238)	(409)	(382)
Gain (loss) on debt securities, net	(1,215)	(1,043)	540
Gain (loss) on equity securities, net	392	3,714	24,080
Income (loss) and impairment from equity method investments, net	(628)	(188)	281
Other	556	1,137	1,667
Other income (expense), net	$1,424	$7,425	$29,787
(1)    Interest expense is net of interest capitalized of $181 million, $194 million, and $447 million for the years ended December 31, 2023, 2024, and 2025, respectively.
Note 8. Acquisitions
Pending Acquisitions
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
In December 2025, we entered into a definitive agreement to acquire Intersect, which provides data center and energy infrastructure solutions, for $4.8 billion in cash, plus the assumption of debt. The acquisition of Intersect is expected to close in the first half of 2026, subject to customary closing conditions.
Note 9. Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2025 were as follows (in millions):
74.

Table of Contents	Alphabet Inc.

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2023	$21,118	$7,199	$881	$29,198
Additions	2,441	295	0	2,736
Foreign currency translation and other adjustments	(38)	(4)	(7)	(49)
Balance as of December 31, 2024	23,521	7,490	874	31,885
Additions	1,269	163	0	1,432
Foreign currency translation and other adjustments	80	7	(24)	63
Balance as of December 31, 2025	$24,870	$7,660	$850	$33,380
Note 10. Commitments and Contingencies
Commitments
We have certain content licensing agreements with future fixed or minimum guaranteed commitments of $7.7 billion as of December 31, 2025, of which the majority is paid quarterly through the first quarter of 2030.
Financial Guarantees
We provide financial guarantees to certain counterparties, in the form of backstop agreements with varying terms through August 2026. These backstop agreements support counterparty procurement of long-lead time equipment for our future power purchase agreements. As of December 31, 2025, our maximum potential amount of future payments under these guarantees was $5.7 billion, upon which we may receive certain assets. The fair value of these obligations was not material.
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
As of December 31, 2025, we did not have any material indemnification claims that were probable or reasonably possible.
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
Certain outstanding matters seek speculative, substantial, or indeterminate monetary amounts, substantial changes to our business practices and products, or structural remedies. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of a loss related to such matters, and we may be unable to estimate the reasonably possible loss or range of losses. The outcomes of outstanding legal matters are inherently unpredictable and subject to significant uncertainties, and could, either individually or in aggregate, have a material adverse effect.
We expense legal fees in the period in which they are incurred.
75.

Table of Contents	Alphabet Inc.
Antitrust Matters
We are subject to formal and informal inquiries and investigations as well as litigation on various competition matters by regulatory authorities and private parties in the US, Europe, and other jurisdictions globally, including the following:
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
•AdSense for Search: In March 2019, the EC announced its decision that certain provisions in Google's agreements with AdSense for Search partners infringed European antitrust laws, imposed a €1.5 billion fine, and directed actions related to AdSense for Search partners' agreements, which we implemented prior to the decision. In 2019, we recognized a charge of $1.7 billion for the fine and appealed the EC decision. In September 2024, the General Court overturned the EC decision and annulled the €1.5 billion fine. The EC has appealed the General Court's decision with the European Court of Justice.
•Search: In October 2020, the DOJ and a number of state Attorneys General filed a lawsuit in the US District Court for the District of Columbia concerning Google's Search and Search advertising practices and its compliance with US antitrust laws. In August 2024, the US District Court for the District of Columbia ruled against Google. A final judgment was entered in December 2025, which, among other things, imposes restrictions on how Google distributes its services and requires Google to share certain search data with and offer syndication services to certain competitors. In January 2026, we appealed the final judgment and moved to pause implementation of certain remedies. In February 2026, the DOJ and state Attorneys General also appealed.
Further, in June 2022, the Australian Competition and Consumer Commission (ACCC) opened an investigation into Search distribution practices. In August 2025, we agreed to a settlement with the ACCC requiring, among other things, changes to our Android agreements. We recognized a charge in the second quarter of 2025, and the settlement was approved by the court in December 2025.
In October 2023, the Japanese Fair Trade Commission (JFTC) opened an investigation into Search distribution practices. In April 2025, the JFTC issued a cease-and-desist order requiring us to make changes to our Android agreements to ensure they are consistent with Japanese antitrust law. The JFTC did not impose monetary penalties.
•Advertising Technology: In December 2020, a number of state Attorneys General filed a lawsuit in the US District Court for the Eastern District of Texas concerning Google's advertising technology and its compliance with US antitrust laws and state deceptive trade laws. In January 2023, the DOJ, along with a number of state Attorneys General, filed a lawsuit in the US District Court for the Eastern District of Virginia concerning Google's advertising technology and its compliance with US antitrust laws, and a number of additional state Attorneys General subsequently joined the lawsuit. In April 2025, the US District Court for the Eastern District of Virginia issued a mixed decision in the DOJ case against Google, ruling that neither Google's advertiser tools nor the DoubleClick and AdMeld acquisitions were anticompetitive, but that Google's publisher tools unfairly excluded rivals. A separate proceeding to determine remedies, the range of which vary widely, took place in September 2025, with the parties presenting differing remedy proposals. The DOJ's remedy proposal includes structural remedies that could have a material adverse effect on our business. Closing arguments were held in November 2025, and we are awaiting a final judgment. After that judgment, we plan to appeal the adverse portion of the April 2025 decision and potentially aspects of the remedies decision. A trial in the state Attorneys General case in the Eastern District of Texas will take place after a decision on remedies is issued in the DOJ case. Given the nature of these matters, we cannot estimate a possible loss.
Further, in September 2025, the EC announced its decision that Google had infringed European competition laws through "self-preferencing" practices on the buy-side and the sell-side relating to Google's advertising technology business. The EC decision imposed a €3.0 billion fine and directed Google to cease and desist the alleged "self-preferencing" practices. We appealed the ruling in November 2025. We recognized a charge of
76.

Table of Contents	Alphabet Inc.
$3.5 billion in the third quarter of 2025, and we placed bank guarantees in the fourth quarter of 2025 in lieu of cash payment.
In September 2024, the UK also issued a Statement of Objections concerning Google's advertising technology and its compliance with UK antitrust laws, to which we responded.
•Google Play: In July 2021, a number of state Attorneys General filed a lawsuit in the US District Court for the Northern District of California concerning Google’s operation of Android and Google Play and its compliance with US antitrust laws and state antitrust and consumer protection laws. In September 2023, we reached a settlement in principle with 50 state Attorneys General and three territories and recognized a charge. The court preliminarily approved the settlement in November 2025, and final approval remains pending before the court. In May 2024, we funded the settlement amount to an escrow agent.
In December 2023, a California jury delivered a verdict against Google in Epic Games v. Google related to Google Play's business. Epic did not seek monetary damages. The presiding judge issued a remedies decision in October 2024, ordering a variety of alterations to our business models and operations and contractual agreements for Android and Google Play. We appealed the judgment, including the jury verdict and aspects of the remedies ordered, and in July 2025, the Court of Appeals denied our appeal. We are in the process of appealing that decision to the US Supreme Court, and we implemented the ordered remedies in October 2025 while the appeal is pending. In October 2025, we reached a settlement with Epic to modify the remedies in this case and resolve certain other lawsuits Epic has filed regarding Google Play's business. The settlement is contingent on the court approving a proposed modified injunction. Epic and Google filed a joint motion to modify the injunction in November 2025, which is currently pending before the court.
•European Digital Markets Act: In March 2024, the EC opened two investigations regarding Google's compliance with certain provisions of the EU's Digital Markets Act relating to Google Play and Search. In March 2025, the EC issued preliminary findings of non-compliance in both investigations, to which we responded. Given the nature of this matter, we cannot estimate a possible loss.
In addition to these antitrust proceedings, private individual and collective actions that overlap with claims pursued by regulatory authorities are pending in the US and in several other jurisdictions, including across Europe. Given the nature of these matters, we cannot estimate a possible loss.
We believe we have strong arguments against these open claims and will defend ourselves vigorously. We continue to cooperate with federal and state regulators in the US, the EC, and other regulators around the world.
Privacy Matters
We are subject to a number of privacy-related laws and regulations, and we currently are party to a number of privacy investigations and lawsuits ongoing in multiple jurisdictions. For example, there are ongoing investigations and litigation in the US and the EU, including those relating to our collection and use of location information, the choices we offer users, and advertising practices, which could result in significant fines, judgments, and product changes. In October 2025, we finalized a $1.4 billion settlement of certain privacy matters.
Patent and Intellectual Property Claims
We have had patent, copyright, trade secret, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies infringe others' intellectual property rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services. As a result, we may have to change our business practices and develop non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business. In addition, the ITC has increasingly become an important forum to litigate intellectual property disputes because an ultimate loss in an ITC action can result in a prohibition on importing infringing products into the US. Because the US is an important market, a prohibition on importation could have an adverse effect on us, including preventing us from importing many important products into the US or necessitating workarounds that may limit certain features of our products. Further, our customers and partners may discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely affect our business.
Other
We are subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and consent orders involving competition, intellectual property, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, design of our products and services, personal injury and other tort and nuisance theories, consumer protection, including how we moderate content on our platforms, AI, and other matters.
77.

Table of Contents	Alphabet Inc.
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
See Note 14 for further details regarding income tax contingencies.
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
Share Repurchases
In the years ended December 31, 2023, 2024, and 2025, we continued to repurchase both Class A and Class C shares in a manner deemed in the best interest of the company and its stockholders, taking into account the economic cost and prevailing market conditions, including the relative trading prices and volumes of the Class A and Class C shares. In April 2024, the company's Board of Directors authorized a $70.0 billion share repurchase program for its Class A and Class C shares. In April 2025, the company's Board of Directors authorized an additional $70.0 billion share repurchase program for its Class A and Class C shares. As of December 31, 2025, $69.5 billion remained available for Class A and Class C share repurchases.
The following table presents Class A and Class C shares repurchased and subsequently retired (in millions):

	Year Ended December 31,
	2023		2024		2025
	Shares	Amount	Shares	Amount	Shares	Amount
Class A share repurchases	78	$9,316	73	$11,855	37	$6,501
Class C share repurchases	450	52,868	306	50,192	203	38,897
Total share repurchases(1)	528	$62,184	379	$62,047	240	$45,398
(1) Shares repurchased include any unsettled repurchases.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase programs do not have an expiration date.
Dividends
During the year ended December 31, 2025, total cash dividends were $4.8 billion for Class A, $703 million for Class B, and $4.5 billion for Class C shares, respectively.
78.

Table of Contents	Alphabet Inc.
In April 2025, the company's Board of Directors increased the quarterly cash dividend by 5% to $0.21 per share of outstanding Class A, Class B, and Class C shares.
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
79.

Table of Contents	Alphabet Inc.
The following tables set forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Year Ended December 31, 2023
	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$0	$0	$0	$0
Allocation of undistributed earnings	34,601	5,124	34,070	73,795
Net income	$34,601	$5,124	$34,070	$73,795
Denominator
Number of shares used in per share computation	5,922	877	5,831	12,630
Basic net income per share	$5.84	$5.84	$5.84	$5.84
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$34,601	$5,124	$34,070	$73,795
Reallocation of total earnings as a result of conversion of Class B to Class A shares	5,124	0	0	_(1)
Reallocation of undistributed earnings	(287)	(37)	287	_(1)
Net income	$39,438	$5,087	$34,357	$73,795
Denominator
Number of shares used in basic computation	5,922	877	5,831	12,630
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	877	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	92	92
Number of shares used in per share computation	6,799	877	5,923	12,722
Diluted net income per share	$5.80	$5.80	$5.80	$5.80
(1) Not applicable for consolidated net income per share.
80.

Table of Contents	Alphabet Inc.

	Year Ended December 31, 2024
	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$3,509	$519	$3,335	$7,363
Allocation of undistributed earnings	44,085	6,520	42,150	92,755
Net income	$47,594	$7,039	$45,485	$100,118
Denominator
Number of shares used in per share computation	5,855	866	5,598	12,319
Basic net income per share	$8.13	$8.13	$8.13	$8.13
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$47,594	$7,039	$45,485	$100,118
Reallocation of total earnings as a result of conversion of Class B to Class A shares	7,039	0	0	_(1)
Reallocation of undistributed earnings	(520)	(67)	520	_(1)
Net income	$54,113	$6,972	$46,005	$100,118
Denominator
Number of shares used in basic computation	5,855	866	5,598	12,319
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	866	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	128	128
Number of shares used in per share computation	6,721	866	5,726	12,447
Diluted net income per share	$8.05	$8.05	$8.03	$8.04
(1) Not applicable for consolidated net income per share.

81.

Table of Contents	Alphabet Inc.

	Year Ended December 31, 2025
	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$4,832	$703	$4,514	$10,049
Allocation of undistributed earnings	58,682	8,557	54,882	122,121
Net income	$63,514	$9,260	$59,396	$132,170
Denominator
Number of shares used in per share computation	5,822	849	5,445	12,116
Basic net income per share	$10.91	$10.91	$10.91	$10.91
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$63,514	$9,260	$59,396	$132,170
Reallocation of total earnings as a result of conversion of Class B to Class A shares	9,260	0	0	_(1)
Reallocation of undistributed earnings	(627)	(79)	627	_(1)
Net income	$72,147	$9,181	$60,023	$132,170
Denominator
Number of shares used in basic computation	5,822	849	5,445	12,116
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	849	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	114	114
Number of shares used in per share computation	6,671	849	5,559	12,230
Diluted net income per share	$10.82	$10.81	$10.80	$10.81
(1)Not applicable for consolidated net income per share.
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
As of December 31, 2025, there were 534 million shares of Class C stock reserved for future issuance under the Alphabet 2021 Stock Plan.
Stock-Based Compensation
For the years ended December 31, 2023, 2024, and 2025, total SBC expense was $22.1 billion, $22.8 billion, and $27.1 billion, including amounts associated with awards we expect to settle in Alphabet stock of $21.7 billion, $22.0 billion, and $24.1 billion, respectively.
For the years ended December 31, 2023, 2024, and 2025, we recognized tax benefits on total SBC expense, which are reflected in the provision for income taxes, of $4.5 billion, $4.6 billion, and $5.0 billion, respectively.
For the years ended December 31, 2023, 2024, and 2025, tax benefit realized related to awards vested or exercised during the period was $5.6 billion, $6.8 billion, and $8.1 billion, respectively. These amounts do not include the indirect effects of stock-based awards, which primarily relate to the research and development tax credit.
82.

Table of Contents	Alphabet Inc.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet RSUs, which include dividend equivalents awarded to holders of unvested stock, for the year ended December 31, 2025 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	299	$122.77
Granted	198	$188.82
Vested	(181)	$133.90
Forfeited/canceled	(34)	$142.33
Unvested as of December 31, 2025	282	$159.75
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2023 and 2024 was $97.59 and $140.04, respectively. Total fair value of RSUs, as of their respective vesting dates, during the years ended December 31, 2023, 2024, and 2025, were $26.6 billion, $33.3 billion, and $39.7 billion, respectively.
As of December 31, 2025, there was $42.9 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years.
Note 14. Income Taxes
Income from continuing operations before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2023	2024	2025
Domestic operations	$73,600	$108,076	$143,591
Foreign operations	12,117	11,739	15,235
Total	$85,717	$119,815	$158,826
Provision for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2023	2024	2025
Current:
Federal and state	$15,716	$21,101	$13,378
Foreign	3,935	3,852	5,028
Total	19,651	24,953	18,406
Deferred:
Federal and state	(7,482)	(5,350)	8,243
Foreign	(247)	94	7
Total	(7,729)	(5,256)	8,250
Provision for income taxes	$11,922	$19,697	$26,656
83.

Table of Contents	Alphabet Inc.
The reconciliation of federal statutory income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2023		2024		2025
US federal statutory rate	18,001	21.0%	25,161	21.0%	33,353	21.0%
State and local income taxes, net of federal income tax effect(1)	823	1.0%	1,199	1.0%	1,606	1.0%
Foreign tax effects:
Brazil:
Withholding taxes	1,064	1.2%	1,041	0.9%	1,384	0.9%
Other	62	0.1%	12	0.0%	23	0.0%
Other foreign jurisdictions	(74)	(0.1)%	353	0.3%	396	0.2%
Effect of change in tax laws or rates enacted in the current period	(829)	(1.0)%	0	0.0%	0	0.0%
Effect of cross-border tax laws:
Foreign-derived intangible income deduction	(3,980)	(4.6)%	(4,568)	(3.8)%	(3,931)	(2.5)%
Other	215	0.2%	321	0.3%	295	0.2%
Tax credits:
Federal research credit	(1,575)	(1.8)%	(1,792)	(1.5)%	(2,088)	(1.3)%
Foreign tax credits	(1,396)	(1.6)%	(1,373)	(1.1)%	(1,684)	(1.1)%
Other	(498)	(0.6)%	(198)	(0.2)%	(98)	(0.1)%
Changes in valuation allowances	513	0.6%	603	0.5%	1,170	0.7%
Nontaxable or nondeductible items:
Stock-based compensation expense	(602)	(0.7)%	(1,743)	(1.5)%	(2,601)	(1.6)%
Other	169	0.2%	203	0.2%	955	0.6%
Changes in unrecognized tax benefits	432	0.5%	689	0.6%	(1,123)	(0.7)%
Other adjustments	(403)	(0.5)%	(211)	(0.2)%	(1,002)	(0.6)%
Total	$11,922	13.9%	$19,697	16.4%	$26,656	16.8%
(1)    The tax effect in this category primarily reflects state and local taxes in New York state, New York city, Pennsylvania, Minnesota, Illinois, New Jersey and Wisconsin.
In 2023, the IRS issued a rule change allowing taxpayers to temporarily apply the regulations in effect prior to 2022 related to US federal foreign tax credits as well as a separate rule change with guidance on the capitalization and amortization of research and development expenses. A cumulative one-time adjustment for these tax rule changes was recorded in 2023.
Changes to US tax law enacted on July 4, 2025, allow for immediate expensing of domestic research and experimentation costs, accelerated depreciation on eligible capital expenditures, and other tax law changes impacting 2025 with certain changes effective in 2026. These changes are reflected in our results for the year ended December 31, 2025.
84.

Table of Contents	Alphabet Inc.
Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2024	2025
Deferred tax assets:
Accrued employee benefits	$1,834	$1,951
Accruals and reserves not currently deductible	2,552	3,570
Tax credits	6,384	7,314
Net operating losses	3,472	4,953
Operating leases	3,336	3,337
Capitalized research and development	25,903	24,758
Other	1,376	2,143
Total deferred tax assets	44,857	48,026
Valuation allowance	(11,493)	(13,942)
Total deferred tax assets net of valuation allowance	33,364	34,084
Deferred tax liabilities:
Property and equipment, net	(9,932)	(13,256)
Net investment gains	(2,978)	(8,242)
Operating leases	(2,986)	(3,103)
Other	(1,008)	(1,289)
Total deferred tax liabilities	(16,904)	(25,890)
Net deferred tax assets (liabilities)	$16,460	$8,194
As of December 31, 2025, our federal, state, and foreign net operating loss carryforwards for income tax purposes were approximately $13.0 billion, $25.1 billion, and $2.9 billion respectively. If not utilized, the federal, foreign and state net operating loss carryforwards will all begin to expire in 2026. It is more likely than not that the majority of the net operating loss carryforwards will not be realized. The net operating loss carryforwards are subject to various annual limitations under the tax laws of the different jurisdictions.
As of December 31, 2025, our Federal and California research and development credit carryforwards for income tax purposes were approximately $771 million and $6.4 billion, respectively. If not utilized, the Federal research and development credit will begin to expire in 2037 and the California research and development credit can be carried over indefinitely. We believe the majority of the federal tax credit and state tax credit is not likely to be realized.
As of December 31, 2025, our investment tax credit carryforwards for state income tax purposes were approximately $1.3 billion and will begin to expire in 2033. We use the flow-through method of accounting for investment tax credits. We believe this tax credit is not likely to be realized.
As of December 31, 2025, we maintained a valuation allowance with respect to California deferred tax assets, certain federal net operating losses, certain state net operating losses and tax credits, net deferred tax assets relating to certain Other Bet companies, and certain foreign net operating losses that we believe are not likely to be realized. We continue to reassess the remaining valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
85.

Table of Contents	Alphabet Inc.
Cash paid for income taxes, net of refunds, were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
US federal	$13,689	$19,921	$13,658
US state and local	1,224	2,697	2,919
Foreign:
Brazil	1,264	1,101	1,368
Other	2,987	3,634	3,581
Total foreign	4,251	4,735	4,949
Total cash paid for income taxes, net of refunds	$19,164	$27,353	$21,526
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2023	2024	2025
Beginning gross unrecognized tax benefits	$7,055	$9,438	$12,619
Increases related to prior year tax positions	740	896	278
Decreases related to prior year tax positions	(682)	(83)	(1,301)
Decreases related to settlement with tax authorities	(21)	(311)	(2,183)
Increases related to current year tax positions	2,346	2,679	2,099
Ending gross unrecognized tax benefits	$9,438	$12,619	$11,512
We are subject to income taxes in the US and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $9.4 billion, $12.6 billion, and $11.5 billion as of December 31, 2023, 2024, and 2025, respectively, of which $7.4 billion, $10.0 billion, and $9.7 billion, if recognized, would affect our effective tax rate, respectively.
As of December 31, 2024 and 2025, we accrued $1.1 billion and $1.2 billion in interest and penalties in provision for income taxes, respectively.
We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. The IRS is currently examining our 2019 through 2021 tax returns. We have also received tax assessments in multiple foreign jurisdictions asserting transfer pricing adjustments or permanent establishment. We continue to defend such claims as presented.
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
86.

Table of Contents	Alphabet Inc.
•Other Bets is a combination of multiple operating segments that are not individually material. Revenues from Other Bets are generated primarily from the sale of autonomous transportation services and internet services.
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
Certain costs are not allocated to our segments because they represent Alphabet-level activities. These costs primarily include:
•certain AI-focused shared research and development activities, including employee compensation expenses and technical infrastructure usage costs associated with the development of our general AI models;
•corporate initiatives such as our philanthropic activities; and
•corporate shared costs such as certain finance, human resource, and legal costs, including certain fines and settlements.
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
The following table presents revenue, profitability, and expense information about our segments (in millions):

	Year Ended December 31,
	2023	2024	2025
Revenues:
Google Services	$272,543	$304,930	$342,721
Google Cloud	33,088	43,229	58,705
Other Bets	1,527	1,648	1,537
Hedging gains (losses)	236	211	(127)
Total revenues	$307,394	$350,018	$402,836
Operating income (loss):
Google Services	$95,858	$121,263	$139,404
Google Cloud	1,716	6,112	13,910
Other Bets	(4,095)	(4,444)	(7,515)
Alphabet-level activities	(9,186)	(10,541)	(16,760)
Total income from operations	$84,293	$112,390	$129,039
Supplemental information about segment expenses:
Google Services:
Employee compensation expenses	$46,224	$44,560	$45,124
Other costs and expenses	130,461	139,107	158,193
Total Google Services costs and expenses	$176,685	$183,667	$203,317
Google Cloud:
Employee compensation expenses	$19,054	$20,519	$22,078
Other costs and expenses	12,318	16,598	22,717
Total Google Cloud costs and expenses	$31,372	$37,117	$44,795
87.

Table of Contents	Alphabet Inc.
Google Services and Google Cloud employee compensation expenses include the costs associated with direct and allocated employees. Google Services and Google Cloud other costs and expenses primarily include direct costs, such as advertising and promotional activities, legal and other matters, and third-party services fees as well as allocated costs, such as technical infrastructure and office facilities usage costs. Additionally, Google Services other costs and expenses include content and traffic acquisition costs and device costs.
See Note 2 for further details relating to revenues by geography.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31,
	2024	2025
Long-lived assets:
United States	$138,993	$195,337
International	45,631	66,481
Total long-lived assets	$184,624	$261,818
Note 16. Subsequent Event

In January 2026, we recognized approximately $32.0 billion of unrealized gains in our non-marketable investments. These unrealized gains reflect an estimated increase in the fair value measurement following observable transactions that occurred in January 2026, and are subject to change as we finalize related valuations. See Note 3 and Note 7 for further details on equity investments and OI&E.
88.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
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
ITEM 9B.OTHER INFORMATION
10b5-1 Trading Plans
During the quarter ended December 31, 2025, the following Section 16 director and officer adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act):
•John Hennessy, Chair of the Board of Directors, through the John L. Hennessy & Andrea J. Hennessy Revocable Trust, adopted a new trading plan on November 10, 2025 (with the first trade under the new plan scheduled for March 15, 2026). The trading plan will be effective until March 15, 2027 to sell up to 8,400 shares of Class C Capital Stock and up to 4,200 shares of Class A Common Stock.
•Ruth M. Porat, President and Chief Investment Officer, adopted a new trading plan on November 29, 2025 (with the first trade under the new plan scheduled for March 2, 2026). The trading plan is scheduled to be in effect until March 2, 2027 to sell up to 154,486 shares (gross, plus any dividend equivalent units) of Class C Capital Stock issued upon the vesting of Ruth's Alphabet 2021 Performance Stock Units, as adjusted based on performance (shares sold are net of tax withholding).
There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the quarter ended December 31, 2025 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Policy Against Insider
89.

Table of Contents	Alphabet Inc.
Trading and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules, and regulations.
Required Disclosure Pursuant to Section 13(r) of the Exchange Act
As previously disclosed, Google LLC, a subsidiary of Alphabet, filed notifications with the Russian Federal Security Service (FSB) pursuant to Russian encryption control requirements, which must be complied with prior to the import of covered items. The information provided pursuant to Section 13(r) of the Exchange Act in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is incorporated herein by reference.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
90.

Table of Contents	Alphabet Inc.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be included under the caption "Directors, Executive Officers, and Corporate Governance" in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (2026 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Delinquent Section 16(a) Reports" in the 2026 Proxy Statement and is incorporated herein by reference.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Alphabet by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Policy Against Insider Trading filed as Exhibit 19.1 to our 2024 Annual Report on Form 10-K and incorporated by reference herein.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item will be included under the captions "Director Compensation," "Executive Compensation" and "Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation" in the 2026 Proxy Statement and is incorporated herein by reference, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the captions "Common Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the captions "Certain Relationships and Related Transactions" and "Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Director Independence" in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the caption "Independent Registered Public Accounting Firm" in the 2026 Proxy Statement and is incorporated herein by reference.
91.

Table of Contents	Alphabet Inc.
PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
2. Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the allowance for credit losses and sales credits for the years ended December 31, 2023, 2024, and 2025 (in millions):

	Balance at Beginning of Year	Additions	Usage	Balance at End of Year
Year ended December 31, 2023	$1,213	$3,115	$(2,737)	$1,591
Year ended December 31, 2024	$1,591	$2,895	$(2,850)	$1,636
Year ended December 31, 2025	$1,636	$4,128	$(3,408)	$2,356

Note:	Additions to the allowance for credit losses are charged to expense. Additions to the allowance for sales credits are charged against revenues.
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
3. Exhibits

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
2.01		Agreement and Plan of Merger, dated October 2, 2015, by and among Google Inc., the Registrant and Maple Technologies Inc.	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
3.01		Amended and Restated Certificate of Incorporation of the Registrant	Current Report on Form 8-K (File No. 001-37580)	June 3, 2022
3.02		Amended and Restated Bylaws of the Registrant, dated October 19, 2022	Current Report on Form 8-K (File No. 001-37580)	October 25, 2022
4.01		Specimen Class A Common Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.02		Specimen Class C Capital Stock certificate	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.03	◆	Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.04		Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Larry Page and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.05		Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Sergey Brin and certain of his affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.06		Joinder Agreement, dated December 31, 2021, among the Registrant, Sergey Brin and certain of his affiliates	Annual Report on Form 10-K (File No. 001-37580)	February 2, 2022
92.

Table of Contents	Alphabet Inc.

Exhibit Number	Description	Incorporated by reference herein
		Form	Date
4.07	Transfer Restriction Agreement, dated October 2, 2015, between the Registrant and Eric E. Schmidt and certain of its affiliates	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.08	Class C Undertaking, dated October 2, 2015, executed by the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
4.09	Indenture, dated February 12, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	Registration Statement on Form S-3 (File No. 333-209510)	February 12, 2016
4.10	Registrant Registration Rights Agreement dated December 14, 2015	Registration Statement on Form S-3 (File No. 333-209518)	February 12, 2016
4.11	First Supplemental Indenture, dated April 27, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 001-37580)	April 27, 2016
4.12	Form of the Registrant’s 1.998% Note due 2026	Current Report on Form 8-K (File No. 001-37580)	August 9, 2016
4.13	Form of Global Note representing the Registrant’s 0.800% notes due 2027	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.14	Form of Global Note representing the Registrant’s 1.100% notes due 2030	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.15	Form of Global Note representing the Registrant’s 1.900% notes due 2040	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.16	Form of Global Note representing the Registrant’s 2.050% notes due 2050	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.17	Form of Global Note representing the Registrant’s 2.250% notes due 2060	Current Report on Form 8-K (File No. 001-37580)	August 5, 2020
4.18	Form of Global Note representing the Registrant’s 4.000% notes due 2030	Current Report on Form 8-K (File No. 001-37580)	May 1, 2025
4.19	Form of Global Note representing the Registrant’s 4.500% notes due 2035	Current Report on Form 8-K (File No. 001-37580)	May 1, 2025
4.20	Form of Global Note representing the Registrant’s 5.250% notes due 2055	Current Report on Form 8-K (File No. 001-37580)	May 1, 2025
4.21	Form of Global Note representing the Registrant’s 5.300% notes due 2065	Current Report on Form 8-K (File No. 001-37580)	May 1, 2025
4.22	Form of Global Note representing the Registrant’s 2.500% notes due 2029	Current Report on Form 8-K (File No. 001-37580)	May 6, 2025
4.23	Form of Global Note representing the Registrant’s 3.000% notes due 2033	Current Report on Form 8-K (File No. 001-37580)	May 6, 2025
4.24	Form of Global Note representing the Registrant’s 3.375% notes due 2037	Current Report on Form 8-K (File No. 001-37580)	May 6, 2025
4.25	Form of Global Note representing the Registrant’s 3.875% notes due 2045	Current Report on Form 8-K (File No. 001-37580)	May 6, 2025
4.26	Form of Global Note representing the Registrant’s 4.000% notes due 2054	Current Report on Form 8-K (File No. 001-37580)	May 6, 2025
4.27	Form of Global Note representing the Registrant’s 2.375% notes due 2028	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.28	Form of Global Note representing the Registrant’s 2.875% notes due 2031	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.29	Form of Global Note representing the Registrant’s 3.125% notes due 2034	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.30	Form of Global Note representing the Registrant’s 3.500% notes due 2038	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.31	Form of Global Note representing the Registrant’s 4.000% notes due 2044	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
93.

Table of Contents	Alphabet Inc.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
4.32		Form of Global Note representing the Registrant’s 4.375% notes due 2064	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.33		Form of Global Note representing the Registrant’s floating rate notes due 2028	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.34		Form of Global Note representing the Registrant’s 3.875% notes due 2028	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.35		Form of Global Note representing the Registrant’s 4.100% notes due 2030	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.36		Form of Global Note representing the Registrant’s 4.375% notes due 2032	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.37		Form of Global Note representing the Registrant’s 4.700% notes due 2035	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.38		Form of Global Note representing the Registrant’s 5.350% notes due 2045	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.39		Form of Global Note representing the Registrant’s 5.450% notes due 2055	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.40		Form of Global Note representing the Registrant’s 5.700% notes due 2075	Current Report on Form 8-K (File No. 001-37580)	November 6, 2025
4.41		Description of Registrant’s Securities	Annual Report on Form 10-K (File No. 001-37580)	February 3, 2023
10.01	◆	Form of Indemnification Agreement entered into between the Registrant, its affiliates and its directors and officers	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.02	◆	Form of Offer Letter for Directors	Annual Report on Form 10-K (File No. 001-37580)	January 31, 2024
10.03	◆	Letter Agreement dated June 3, 2024, between Anat Ashkenazi and Alphabet	Current Report on Form 8-K (File No. 001-37580)	June 7, 2024
10.04	◆	Compensation Plan Agreement, dated October 2, 2015, between Google Inc. and the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.05	◆	Director Arrangements Agreement, dated October 2, 2015, between Google Inc. and the Registrant	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.06	◆	Alphabet Inc. Deferred Compensation Plan	Current Report on Form 8-K (File No. 001-37580)	October 2, 2015
10.07	◆	Alphabet Inc. Amended and Restated 2012 Stock Plan	Current Report on Form 8-K (File No. 001-37580)	June 5, 2020
10.07.1	◆	Alphabet Inc. Amended and Restated 2012 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-37580)	February 4, 2020
10.08	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan	Current Report on Form 8-K (file No. 001-37580)	June 8, 2023
10.08.1	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q (file No. 001-37580)	July 28, 2021
10.08.2	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	July 26, 2023
10.08.3	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan – Form of Alphabet Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	April 26, 2024
10.08.4	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet 2022 CEO Performance Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-37580)	February 3, 2023
94.

Table of Contents	Alphabet Inc.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.08.5	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan – Form of Alphabet CEO Performance Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	April 26, 2024
10.08.6	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet 2022 Non-CEO Performance Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-37580)	February 2, 2022
10.08.7	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet 2023 Non-CEO Performance Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	July 26, 2023
10.08.8	◆	Alphabet Inc. Amended and Restated 2021 Stock Plan – Form of Alphabet Non-CEO Performance Stock Unit Agreement	Quarterly Report on Form 10-Q (File No. 001-37580)	April 26, 2024
10.09	◆	Alphabet Inc. Company Bonus Plan, as amended	Annual Report on Form 10-K (File No. 001-37350)	February 2, 2023
19.01		Alphabet Inc. Policy Against Insider Trading	Annual Report on Form 10-K (File No. 001-37350)	February 5, 2025
21.01	*	Subsidiaries of the Registrant
23.01	*	Consent of Independent Registered Public Accounting Firm
24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01	◆	Clawback Policy	Annual Report on Form 10-K (File No. 001-37350)	January 31, 2024
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
95.

Table of Contents	Alphabet Inc.
_________________

◆	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.
ITEM 16.FORM 10-K SUMMARY
None.
96.

Table of Contents	Alphabet Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 4, 2026

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

97.

Table of Contents	Alphabet Inc.

Signature	Title	Date
/S/ SUNDAR PICHAI	Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2026
Sundar Pichai
/S/ ANAT ASHKENAZI	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 4, 2026
Anat Ashkenazi
/S/ AMIE THUENER O'TOOLE	Vice President, Corporate Controller and Principal Accounting Officer	February 4, 2026
Amie Thuener O'Toole
/S/ FRANCES H. ARNOLD	Director	February 4, 2026
Frances H. Arnold
/S/ SERGEY BRIN	Co-Founder and Director	February 4, 2026
Sergey Brin
/S/ R. MARTIN CHAVEZ	Director	February 4, 2026
R. Martin Chávez
/S/ L. JOHN DOERR	Director	February 4, 2026
L. John Doerr
/S/ ROGER W. FERGUSON JR.	Director	February 4, 2026
Roger W. Ferguson Jr.
/S/ JOHN L. HENNESSY	Director, Chair	February 4, 2026
John L. Hennessy
/S/ LARRY PAGE	Co-Founder and Director	February 4, 2026
Larry Page
/S/ K. RAM SHRIRAM	Director	February 4, 2026
K. Ram Shriram
/S/ ROBIN L. WASHINGTON	Director	February 4, 2026
Robin L. Washington

98.