Form 10-Q
period 2026-03-31
Alphabet Inc.
filed 2026-04-30
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(650) 253-0000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	GOOGL	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Class C Capital Stock, $0.001 par value	GOOG	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
2.375% Senior Notes due 2028	—	Nasdaq Stock Market LLC
2.500% Senior Notes due 2029	—	Nasdaq Stock Market LLC
4.125% Senior Notes due 2029	—	Nasdaq Stock Market LLC
2.875% Senior Notes due 2031	—	Nasdaq Stock Market LLC
4.625% Senior Notes due 2032	—	Nasdaq Stock Market LLC
3.000% Senior Notes due 2033	—	Nasdaq Stock Market LLC
3.125% Senior Notes due 2034	—	Nasdaq Stock Market LLC
3.375% Senior Notes due 2037	—	Nasdaq Stock Market LLC
3.500% Senior Notes due 2038	—	Nasdaq Stock Market LLC
5.500% Senior Notes due 2041	—	Nasdaq Stock Market LLC
4.000% Senior Notes due 2044	—	Nasdaq Stock Market LLC
3.875% Senior Notes due 2045	—	Nasdaq Stock Market LLC
4.000% Senior Notes due 2054	—	Nasdaq Stock Market LLC
5.875% Senior Notes due 2058	—	Nasdaq Stock Market LLC
4.375% Senior Notes due 2064	—	Nasdaq Stock Market LLC
6.125% Senior Notes due 2126	—	Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 22, 2026, there were 5,824 million shares of Alphabet’s Class A stock outstanding, 836 million shares of Alphabet's Class B stock outstanding, and 5,456 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2026

Table of Contents	Alphabet Inc.
Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as, but not limited to, "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These include, among other things, expectations regarding the growth of our business and revenues, including factors that may impact such growth, and fluctuations in our revenues and margins; statements relating to plans, expectations, and trends about our core business metrics, costs and expenses, capital expenditures, sources of funding, products and services, strategic business transactions, and other aspects of our business operations and strategies; statements regarding the global macroeconomic and regulatory environment; as well as other statements regarding our future operations, financial condition and prospects, and actual or potential risk and liability exposures. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated in this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q; the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated in this Quarterly Report on Form 10-Q; and the trends discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025; and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share amounts)

	As of December 31, 2025	As of March 31, 2026
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,708	$38,063
Marketable securities	96,135	88,777
Total cash, cash equivalents, and marketable securities	126,843	126,840
Accounts receivable, net	62,886	62,999
Other current assets	16,309	23,914
Total current assets	206,038	213,753
Non-marketable securities	68,687	106,946
Deferred income taxes	9,113	1,995
Property and equipment, net	246,597	281,020
Operating lease assets	15,221	15,509
Goodwill	33,380	57,774
Intangible assets, net	1,283	9,444
Other non-current assets	14,962	17,478
Total assets	$595,281	$703,919
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,200	$16,852
Accrued compensation and benefits	17,546	13,947
Accrued expenses and other current liabilities	55,557	63,019
Accrued revenue share	10,864	10,208
Deferred revenue	6,578	7,162
Total current liabilities	102,745	111,188
Long-term debt	46,547	77,501
Income taxes payable, non-current	9,531	12,457
Operating lease liabilities	12,744	12,983
Other long-term liabilities	8,449	11,044
Total liabilities	180,016	225,173
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100 shares authorized; no shares issued and outstanding	0	0
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,088 (Class A 5,822, Class B 837, Class C 5,429) and 12,116 (Class A 5,824, Class B 836, Class C 5,456) shares issued and outstanding	93,126	96,902
Accumulated other comprehensive income (loss)	(1,916)	(2,180)
Retained earnings	324,055	384,024
Total stockholders’ equity	415,265	478,746
Total liabilities and stockholders’ equity	$595,281	$703,919
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2025	2026
Revenues	$90,234	$109,896
Costs and expenses:
Cost of revenues	36,361	41,271
Research and development	13,556	17,032
Sales and marketing	6,172	7,606
General and administrative	3,539	4,291
Total costs and expenses	59,628	70,200
Income from operations	30,606	39,696
Other income (expense), net	11,183	37,716
Income before income taxes	41,789	77,412
Provision for income taxes	7,249	14,834
Net income	$34,540	$62,578

Basic net income per share (Note 12)	$2.84	$5.17
Diluted net income per share (Note 12)	$2.81	$5.11
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	March 31,
	2025	2026
Net income	$34,540	$62,578
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $45 and $(54)	663	(326)
Available-for-sale investments:
Change in net unrealized gains (losses)	645	(356)
Less: reclassification adjustment for net (gains) losses included in net income	(84)	(19)
Net change, net of income tax benefit (expense) of $(159) and $106	561	(375)
Cash flow hedges:
Change in net unrealized gains (losses)	(313)	279
Less: reclassification adjustment for net (gains) losses included in net income	(197)	158
Net change, net of income tax benefit (expense) of $131 and $(117)	(510)	437
Other comprehensive income (loss)	714	(264)
Comprehensive income	$35,254	$62,314
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended March 31, 2025
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	12,211	$84,800	$(4,800)	$245,084	$325,084
Stock issued	27	0	0	0	0
Stock-based compensation	0	5,553	0	0	5,553
Tax withholding related to vesting of restricted stock units, and other	0	(3,240)	0	0	(3,240)
Repurchases of stock	(83)	(815)	0	(14,486)	(15,301)
Dividends and dividend equivalents declared ($0.20 per share)	0	27	0	(2,510)	(2,483)
Sale of interest in consolidated entities	0	400	0	0	400
Net income	0	0	0	34,540	34,540
Other comprehensive income (loss)	0	0	714	0	714
Balance as of March 31, 2025	12,155	$86,725	$(4,086)	$262,628	$345,267

	Three Months Ended March 31, 2026
	Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	12,088	$93,126	$(1,916)	$324,055	$415,265
Stock issued	28	0	0	0	0
Stock-based compensation	0	6,793	0	0	6,793
Tax withholding related to vesting of restricted stock units, and other	0	(6,267)	0	0	(6,267)
Dividends and dividend equivalents declared ($0.21 per share)	0	50	0	(2,609)	(2,559)
Sale of interest in consolidated entities	0	3,200	0	0	3,200
Net income	0	0	0	62,578	62,578
Other comprehensive income (loss)	0	0	(264)	0	(264)
Balance as of March 31, 2026	12,116	$96,902	$(2,180)	$384,024	$478,746

See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	March 31,
	2025	2026
Operating activities
Net income	$34,540	$62,578
Adjustments:
Depreciation of property and equipment	4,487	6,482
Stock-based compensation expense	5,516	6,751
Deferred income taxes	(1,152)	6,920
Loss (gain) on debt and equity securities, net	(9,960)	(36,804)
Other	481	1,265
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,638	(363)
Income taxes, net	7,197	8,101
Other assets	(1,288)	(3,403)
Accounts payable	(880)	(240)
Accrued expenses and other liabilities	(4,929)	(6,002)
Deferred revenue	500	505
Net cash provided by operating activities	36,150	45,790
Investing activities
Purchases of property and equipment	(17,197)	(35,674)
Purchases of marketable securities	(18,453)	(31,041)
Maturities and sales of marketable securities	20,345	38,001
Purchases of non-marketable securities	(958)	(906)
Maturities and sales of non-marketable securities	259	848
Acquisitions, net of cash acquired, and purchases of intangible assets	(340)	(33,621)
Other investing activities	150	(996)
Net cash used in investing activities	(16,194)	(63,389)
Financing activities
Net payments related to stock-based award activities	(3,110)	(5,483)
Repurchases of stock	(15,068)	0
Dividend payments	(2,434)	(2,542)
Proceeds from issuance of debt, net of costs	4,532	31,379
Repayments of debt	(4,521)	(1,477)
Proceeds from sale of interest in consolidated entities, net	400	3,200
Net cash provided by (used in) financing activities	(20,201)	25,077
Effect of exchange rate changes on cash and cash equivalents	43	(123)
Net increase (decrease) in cash and cash equivalents	(202)	7,355
Cash and cash equivalents at beginning of period	23,466	30,708
Cash and cash equivalents at end of period	$23,264	$38,063
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accrued liabilities and accounts payable	$11,388	$24,131

See accompanying notes.

Table of Contents	Alphabet Inc.
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
Unaudited Interim Financial Information
These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and in our opinion, include all adjustments of a normal recurring nature necessary for fair financial statement presentation. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. We have made estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.
These consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC. There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2025, except for as described below.
Use of Estimates
Preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates due to uncertainties. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses; contingent liabilities; fair values of financial instruments, intangible assets and goodwill; income taxes; inventory; and useful lives of intangible assets and property and equipment, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, and the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Acquired Intangible Assets
Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis generally over periods ranging from one to 10 years, and are subsequently removed from the presentation of gross intangible assets and accumulated amortization once they are fully amortized.
Assets Held for Sale
We consider assets to be held for sale in the period when all of the criteria for a qualifying plan of sale are met. Upon designation as held for sale, we record the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to sell the assets, and cease depreciation. Long-lived assets classified as held for sale are measured at fair value on a nonrecurring basis.

Table of Contents	Alphabet Inc.
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
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended
	March 31,
	2025	2026
Google Search & other	$50,702	$60,399
YouTube ads	8,927	9,883
Google Network	7,256	6,971
Google advertising	66,885	77,253
Google subscriptions, platforms, and devices	10,379	12,384
Google Services total	77,264	89,637
Google Cloud	12,260	20,028
Other Bets	450	411
Hedging gains (losses)	260	(180)
Total revenues	$90,234	$109,896
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended
	March 31,
	2025		2026
United States	$43,964	49%	$53,975	49%
EMEA(1)	25,923	29	31,468	28
APAC(1)	14,854	16	18,288	17
Other Americas(1)	5,233	6	6,345	6
Hedging gains (losses)	260	0	(180)	0
Total revenues	$90,234	100%	$109,896	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").

Table of Contents	Alphabet Inc.
Revenue Backlog
As of March 31, 2026, we had $467.6 billion of remaining performance obligations (“revenue backlog”), of which $462.3 billion related to Google Cloud. Revenue backlog represents commitments in customer contracts that have not yet been recognized as revenue. We expect to recognize just over 50% of the revenue backlog as revenues over the next 24 months with the remainder to be recognized thereafter. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by contract duration, our ability to deliver in accordance with relevant contract terms, and when our customers utilize services. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods and excludes cancellable contracts and payments we make to our customers not expected to be in exchange for distinct goods and services. In the first quarter of 2026, we elected to change our reporting of revenue backlog to now also include contracts with an original expected term of one year or less. As of March 31, 2026, the portion of our revenue backlog related to contracts with an original expected term of one year or less was approximately $7.3 billion.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2025 was $8.6 billion, of which $3.5 billion was recognized as revenues for the three months ended March 31, 2026. Total deferred revenue as of March 31, 2026 was $9.8 billion.
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

Table of Contents	Alphabet Inc.

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash			$15,305
Cash equivalents:
Money market funds	$11,349	$0	$11,349
Time deposits	0	3,353	3,353
Government bonds	0	602	602
Corporate debt securities	0	99	99
Total cash and cash equivalents	11,349	4,054	30,708
Marketable securities:
Marketable equity securities	4,402	1,911	6,313
Time deposits	0	0	0
Government bonds	0	50,549	50,549
Corporate debt securities	0	21,565	21,565
Mortgage-backed and asset-backed securities	0	17,708	17,708
Total marketable securities	4,402	91,733	96,135
Total	$15,751	$95,787	$126,843

	As of March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash			$15,408
Cash equivalents:
Money market funds	$16,686	$0	$16,686
Time deposits	0	2,966	2,966
Government bonds	0	2,946	2,946
Corporate debt securities	0	57	57
Total cash and cash equivalents	16,686	5,969	38,063
Marketable securities:
Marketable equity securities	5,541	503	6,044
Time deposits	0	0	0
Government bonds	0	43,204	43,204
Corporate debt securities	0	21,763	21,763
Mortgage-backed and asset-backed securities	0	17,766	17,766
Total marketable securities	5,541	83,236	88,777
Total	$22,227	$89,205	$126,840

Table of Contents	Alphabet Inc.
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
As of March 31, 2026, the carrying value of our non-marketable equity securities accounted for under the measurement alternative was $101.3 billion, of which $73.6 billion was remeasured at fair value during the three months ended March 31, 2026 and was primarily classified within Level 2 of the fair value hierarchy at the time of measurement.
Debt and Equity Securities
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of March 31, 2026
Due in 1 year or less	$14,323
Due in 1 year through 5 years	42,670
Due in 5 years through 10 years	12,471
Due after 10 years	13,269
Total	$82,733
The following tables present fair values and gross unrealized gains and losses recorded to accumulated other comprehensive income (AOCI), less any expected credit losses, aggregated by investment category (in millions):

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$3,353	$0	$0	$3,353
Government bonds	49,087	443	(26)	49,504
Corporate debt securities	18,346	242	(32)	18,556
Mortgage-backed and asset-backed securities	14,337	174	(128)	14,383
Total investments with fair value change reflected in other comprehensive income	$85,123	$859	$(186)	$85,796

	As of March 31, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$2,966	$0	$0	$2,966
Government bonds	44,465	272	(101)	44,636
Corporate debt securities	18,737	124	(63)	18,798
Mortgage-backed and asset-backed securities	14,627	109	(160)	14,576
Total investments with fair value change reflected in other comprehensive income	$80,795	$505	$(324)	$80,976

Table of Contents	Alphabet Inc.
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$4,230	$(9)	$1,174	$(17)	$5,404	$(26)
Corporate debt securities	915	0	2,429	(24)	3,344	(24)
Mortgage-backed and asset-backed securities	1,377	(4)	3,035	(124)	4,412	(128)
Total	$6,522	$(13)	$6,638	$(165)	$13,160	$(178)

	As of March 31, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$14,349	$(85)	$890	$(16)	$15,239	$(101)
Corporate debt securities	5,506	(17)	1,826	(19)	7,332	(36)
Mortgage-backed and asset-backed securities	5,228	(40)	1,972	(120)	7,200	(160)
Total	$25,083	$(142)	$4,688	$(155)	$29,771	$(297)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. For certain marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in other income (expense), net (OI&E). The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts.
The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Three Months Ended
	March 31,
	2025	2026
Unrealized gain (loss) on fair value option debt securities	$97	$(142)
Gross realized gain on debt securities	266	83
Gross realized loss on debt securities	(175)	(33)
(Increase) decrease in allowance for credit losses	14	(19)
Total gain (loss) on debt securities recognized in other income (expense), net	$202	$(111)
Non-Marketable Securities
Our non-marketable securities primarily consist of non-marketable equity securities accounted for under the measurement alternative. The carrying value is measured at the total initial cost plus the cumulative net upward and downward adjustments (including impairments). We account for non-marketable equity securities through which we exercise significant influence, but do not have control over the investee under the equity method. Certain of our non-marketable securities include our investments in variable interest entities (VIEs) where we are not the primary beneficiary. See Note 5 for further details on VIEs.
Realized net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later.
All gains and losses, including impairments, are included as components of OI&E.

Table of Contents	Alphabet Inc.
The carrying values for non-marketable securities are summarized below (in millions):

	As of December 31, 2025	As of March 31, 2026
Non-marketable securities:
Total initial cost of non-marketable equity securities accounted for under the measurement alternative	$28,429	$29,489
Cumulative upward adjustments	44,485	80,792
Cumulative downward adjustments (including impairments)	(8,820)	(8,935)
Carrying value of non-marketable equity securities accounted for under the measurement alternative	64,094	101,346
Equity method investments and other	4,593	5,600
Total non-marketable securities	$68,687	$106,946
Gains and Losses on Equity Securities
Gains and losses (including impairments), net, for equity securities included in OI&E are summarized below (in millions):

	Three Months Ended
	March 31,
	2025	2026
Gross unrealized gain on non-marketable equity securities accounted for under the measurement alternative	$9,715	$36,660
Gross unrealized loss (including impairments) on non-marketable equity securities accounted for under the measurement alternative	(399)	(346)
Unrealized net gain (loss) on non-marketable equity securities accounted for under the measurement alternative	9,316	36,314
Unrealized net gain (loss) on marketable and other equity securities	227	105
Realized net gain (loss) on marketable and non-marketable equity securities sold during the period	215	496
Total gain (loss) on equity securities in other income (expense), net (1)	$9,758	$36,915
(1)Excludes income (loss) and impairment from equity method investments. Refer to Note 7 for further details.
Cumulative net gains (losses), calculated as the difference between the sales price and purchase price, represent the total net gains (losses) recognized after the initial purchase date. This represents the total economic impact of the investment, regardless of when the gains or losses were previously recognized. Cumulative net gains on equity securities sold were $161 million and $502 million during the three months ended March 31, 2025 and 2026, respectively.
Derivative Financial Instruments
We utilize derivative instruments to manage risks relating to our ongoing business operations, including foreign currencies, interest rates, commodity prices, credit risk, and market prices of certain marketable equity securities. These derivatives are primarily classified within Level 2 of the fair value hierarchy.
We also enter into derivatives as a result of agreements with certain third parties to backstop certain payment obligations related to data centers, which we account for as credit derivatives. Additionally, a certain strategic investment includes forward funding commitments that are accounted for as equity derivatives, as they include rights to participate in future capital funding, the exercise of which is contingent upon the achievement of specified operational and financial milestones. These credit and equity derivatives are classified within Level 3 of the fair value hierarchy. Our valuation methods include probability-weighted expected return models, which may include a combination of observable and unobservable inputs, including counterparty risk, credit default rates, risk-free rate, and our contractual rights and obligations under the agreements.
We recognize derivative instruments in the Consolidated Balance Sheets at fair value. We present our foreign currency collars (an option strategy comprised of a combination of purchased and written options) at net fair values and present all other derivatives at gross fair values. The accounting treatment for derivatives is based on the intended use and hedge designation.

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
As of March 31, 2026, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $415 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
Additionally, we may designate interest rate derivatives as cash flow hedges to manage our exposure to certain interest rate risks. Changes in the fair value of these derivatives are deferred in AOCI and reclassified to OI&E when the hedged item is recognized in earnings.
Net Investment Hedges
We designate foreign currency forwards, options (including collars), cross-currency swaps, and foreign currency-denominated debt as net investment hedges to hedge the foreign currency risks related to our investments in foreign subsidiaries. Net investment hedge amounts included in the assessment of hedge effectiveness are recognized in AOCI.
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
Foreign currency-denominated debt designated as net investment hedges had a carrying value of $15.4 billion and $19.6 billion as of December 31, 2025 and March 31, 2026, respectively.
Derivatives Not Designated as Hedging Instruments
We primarily enter into derivatives not designated as hedging instruments to manage risks related to our ongoing business operations. The primary risk managed is foreign exchange risk related to the remeasurement of monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these foreign exchange derivatives are recorded within the "foreign currency exchange gain (loss), net" component of OI&E. We also enter into derivatives to manage other risks, including interest rates, commodity prices, credit risk, and market prices of certain marketable equity securities, the gains and losses from which are recorded within the "other" component of OI&E.
We have entered into agreements with certain third parties to backstop certain payment obligations relating to data centers, which we account for as credit derivatives. The notional amounts for these credit derivatives represent the maximum potential exposure regarding future payments in the event of specified default scenarios by underlying parties. These agreements carry remaining terms of up to 15 years and the total potential exposure reduces over time as the underlying parties fulfill their payment obligations. Upon a default under these backstops, we retain the right to assume the underlying leases for internal use or to sublease to third parties. Under specific conditions or following a predetermined period, we may elect to extinguish the backstop obligation by making a termination payment. If we elect such payment, our obligations may be partially offset by equity or cash receipts from counterparties. These potential inflows are not reflected in the notional amounts for credit derivatives.
The notional amounts for equity derivatives represent an agreement for future capital funding in the form of notes receivable or equity to be funded in multiple tranches contingent upon the achievement of specified operational and financial milestones through 2030. The fair value of these equity derivatives was not material as of March 31, 2026.
Gains and losses arising from these credit and equity derivatives are recorded within the “other” component of OI&E. See Note 7 for further details.

The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2025	As of March 31, 2026
Derivatives designated as hedging instruments:
Foreign exchange derivatives
Cash flow hedges	$23,852	$23,448
Net investment hedges	$14,203	$14,020
Derivatives not designated as hedging instruments:
Foreign exchange derivatives	$56,085	$51,976
Equity derivatives	$0	$30,000
Credit derivatives	$16,940	$28,436
Other derivatives	$15,900	$15,862
In April, 2026, we entered into additional agreements with certain third parties to backstop certain obligations relating to third-party data centers that we expect to be accounted for as credit derivatives with notional amounts totaling approximately $15.3 billion.
See Note 5 for further details on variable interest entity considerations relating to our equity and credit derivatives.
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2025		As of March 31, 2026
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange derivatives	$316	$197	$991	$39
Derivatives not designated as hedging instruments:
Foreign exchange derivatives	92	15	244	472
Credit derivatives	0	69	0	339
Other derivatives	324	98	375	40
Total derivatives not designated as hedging instruments	416	182	619	851
Total	$732	$379	$1,610	$890
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
The gains (losses) on derivatives and non-derivative financial instruments in cash flow hedging and net investment hedging relationships recognized in other comprehensive income are summarized below (in millions):

	Three Months Ended
	March 31,
	2025	2026
Cash flow hedging relationship:
Foreign exchange and other derivatives
Amount included in the assessment of effectiveness	$(339)	$259
Amount excluded from the assessment of effectiveness	(61)	83
Net investment hedging relationship:
Amount included in the assessment of effectiveness
Foreign exchange derivatives	(206)	320
Foreign currency-denominated debt	0	440
Amounts excluded from the assessment of effectiveness
Foreign exchange derivatives	0	1
Total	$(606)	$1,103

The table below presents the gains (losses) of derivatives included in the Consolidated Statements of Income: (in millions):

	Three Months Ended March 31,
	2025		2026
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$90,234	$11,183	$109,896	$37,716

Effect of cash flow hedges:
Foreign exchange derivatives
Amount included in the assessment of effectiveness	$242	$0	$(211)	$0
Amount excluded from the assessment of effectiveness	18	0	31	0
Effect of fair value hedges:
Foreign exchange derivatives
Hedged items	0	(9)	0	0
Amount included in the assessment of effectiveness	0	9	0	0
Amount excluded from the assessment of effectiveness	0	1	0	0
Effect of net investment hedges:
Foreign exchange derivatives
Amount excluded from the assessment of effectiveness	0	31	0	62
Effect of non-designated hedges:
Foreign exchange derivatives	0	65	0	(179)
Credit derivatives	0	0	0	(148)
Other derivatives	0	(71)	0	14
Total gains (losses)	$260	$26	$(180)	$(251)
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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$842	$(110)	$732	$(140)	$(231)	$361
Derivatives liabilities	$489	$(110)	$379	$(140)	$(15)	$224

	As of March 31, 2026
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets(1)	$1,725	$(115)	$1,610	$(470)	$(696)	$444
Derivatives liabilities	$1,005	$(115)	$890	$(470)	$(18)	$402
(1)The balances as of December 31, 2025 and March 31, 2026 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land, and offices throughout the world with varying lease terms.
Components of lease costs were as follows (in millions):

	Three Months Ended
	March 31,
	2025	2026
Operating lease cost	$790	$892
Finance lease cost:
Amortization of lease assets	96	226
Interest on lease liabilities	15	17
Finance lease cost	111	243
Variable lease cost	360	403
Total lease cost	$1,261	$1,538
Supplemental information related to leases was as follows (in millions):

	As of December 31, 2025	As of March 31, 2026
Weighted-average remaining lease term:
Operating leases	7.6 years	7.8 years
Finance leases	8.3 years	9.0 years
Weighted-average discount rate:
Operating leases	3.6%	3.7%
Finance leases	3.1%	3.0%

	As of December 31, 2025	As of March 31, 2026
Operating leases:
Operating lease assets	$15,221	$15,509

Accrued expenses and other liabilities	$3,209	$3,178
Operating lease liabilities	12,744	12,983
Total operating lease liabilities	$15,954	$16,161
Finance leases:
Property and equipment, at cost	$6,822	$7,036
Accumulated depreciation	(2,025)	(2,203)
Property and equipment, net	$4,797	$4,833

Accrued expenses and other liabilities	$441	$177
Other long-term liabilities	2,059	2,037
Total finance lease liabilities	$2,500	$2,214

	Three Months Ended
	March 31,
	2025	2026
Cash payments for lease liabilities:
Operating cash flows used for operating leases	$878	$918
Operating cash flows used for finance leases	$15	$17
Financing cash flows used for finance leases(1)	$192	$522
Assets obtained in exchange for lease liabilities:
Operating leases	$697	$1,075
Finance leases	$523	$211
(1)Additionally, in the three month period ended March 31, 2026, we made $634 million of lease prepayments for leases not yet commenced, which are expected to be accounted for as finance leases.
Future lease payments as of March 31, 2026 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2026	$2,485	$144
2027	3,229	349
2028	2,643	339
2029	2,186	319
2030	1,797	247
Thereafter	6,467	1,237
Total undiscounted lease payments	18,807	2,635
Less: imputed interest	(2,646)	(421)
Total lease liability balance	$16,161	$2,214
As of March 31, 2026, we have entered into leases primarily related to data centers that have not yet commenced with future lease payments of $75.6 billion that are not yet recorded. These leases will commence between 2026 and 2031 with non-cancelable lease terms primarily between one and 25 years.

Note 5. Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
Unconsolidated VIEs
We hold various forms of interests in VIEs, including certain of our investments in private companies and renewable energy entities, certain leases and credit backstops with data center entities, and certain backstops with energy infrastructure entities. Because we have determined that we do not direct the activities that most significantly impact the economic performance of these entities, we are not the primary beneficiary. Therefore, these VIEs are not consolidated within our financial statements.
Our investments in private companies and renewable energy VIEs are primarily accounted for as non-marketable securities under the measurement alternative or the equity method. The carrying value of these investments are included within non-marketable securities on our Consolidated Balance Sheets. See Note 3 for further details on investments. The maximum exposure to these VIEs is generally limited to the current carrying value plus future funding commitments. As of December 31, 2025 and March 31, 2026, future funding commitments were $1.1 billion and $40.7 billion, respectively. As of March 31, 2026, this amount includes commitments for a future private investment consisting of a $10.0 billion capital commitment and $30.0 billion of future capital funding contingent upon the achievement of specified operational and financial milestones through 2030, which is accounted for as an equity derivative. See Note 3 for further details on derivatives.
Leases with data center leasing VIEs are accounted for as finance leases and are included within total lease obligations disclosed in Note 4. The maximum exposure arising from leases with VIEs is limited to the net carrying value of commenced finance lease assets, plus the undiscounted future obligations for leases that have not yet commenced. See Note 4 for further details on leases.
Credit backstops we have provided to data center VIEs are accounted for as credit derivatives~~.~~ The maximum exposure arising from credit backstops with VIEs is limited to the financial risk over the remaining period of the arrangements, as reflected by the credit derivative notional value. See Note 3 for further details on credit derivatives.
Backstop agreements we have provided to certain energy infrastructure VIEs are accounted for as financial guarantees. The maximum exposure to these VIEs is limited to the potential amount of future payments under these arrangements. See Note 10 for further details on financial guarantees.
Note 6. Debt
Short-Term Debt
We have a commercial paper program of up to $25.0 billion, which is used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2025 and March 31, 2026.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
During the first quarter of 2026, we issued fixed-rate senior unsecured notes consisting of: $20.0 billion US dollar-denominated notes with a weighted-average coupon rate of 4.80% and a weighted-average maturity of 15 years; £5.5 billion Sterling-denominated notes with a weighted-average coupon rate of 5.31% and a weighted-average maturity of 31 years; and CHF3.1 billion Swiss Franc-denominated notes with a weighted-average coupon rate of 1.06% and a weighted-average maturity of 10 years.

Total outstanding long-term debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2025	As of March 31, 2026
Debt
2016 US dollar notes	2026	2.00%	2.23%	$2,000	$2,000
2020 US dollar notes	2027 - 2060	0.80% - 2.25%	0.93% - 2.33%	9,000	9,000
2025 US dollar notes(1)	2028 - 2075	3.88% - 5.70%	4.00% - 5.79%	22,500	22,500
2025 Euro notes(2)	2028 - 2064	2.38% - 4.38%	2.57% - 4.51%	15,585	15,265
2026 US dollar notes	2029 - 2066	3.70% - 5.75%	3.93% - 5.84%	0	20,000
2026 Sterling notes(2)	2029 - 2126	4.13% - 6.13%	4.23% - 6.19%	0	7,310
2026 Swiss franc notes(2)	2029 - 2051	0.43% - 1.87%	0.52% - 1.90%	0	3,833
Other long-term debt				0	397
Total face value of long-term debt				49,085	80,305
Unamortized discount and debt issuance costs(2)				(542)	(806)
Less: current portion of long-term notes(3)				(1,996)	(1,998)
Total long-term debt				$46,547	$77,501
(1)Includes $500 million of floating-rate notes due in 2028. Interest is calculated using the compounded Secured Overnight Financing Rate (SOFR) plus 0.52%, reset quarterly.
(2)Principal, unamortized discount, and debt issuance costs for the foreign currency-denominated notes include the effect of foreign exchange rates.
(3)Total current portion of long-term debt is included within accrued expenses and other current liabilities. See Note 7 for further details.
The notes in the table above are senior unsecured obligations and rank equally with each other. We may redeem the fixed-rate notes at any time in whole or in part at specified redemption prices. The floating-rate notes are not redeemable prior to maturity. Interest is payable quarterly for the floating-rate notes, semi-annually for the US dollar-denominated fixed-rate notes, and annually for the euro-, sterling-, and Swiss franc-denominated fixed-rate notes. The effective interest rates are based on proceeds received and contractual interest payments.
The total estimated fair value of the outstanding notes was approximately $45.6 billion and $75.3 billion as of December 31, 2025 and March 31, 2026, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2026, we had $11.7 billion of credit facilities expiring at various dates through April 2030, of which $1.2 billion was outstanding. The outstanding debt under the credit facilities bears an interest rate of SOFR plus 1.5% to 2.25% that is paid quarterly.
Note 7. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $924 million and $962 million as of December 31, 2025 and March 31, 2026, respectively.

Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2025	As of March 31, 2026
Technical infrastructure(1)	$203,679	$217,886
Office space	48,348	48,772
Corporate and other assets	14,463	5,945
Property and equipment, in service	266,490	272,603
Less: accumulated depreciation	(98,485)	(100,180)
Add: assets not yet in service	78,592	108,597
Property and equipment, net	$246,597	$281,020
(1)    As of December 31, 2025 and March 31, 2026, approximately 60% of technical infrastructure assets were comprised of servers and network equipment. The remaining balance was comprised of data center land and buildings and related assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2025	As of March 31, 2026
Accrued fines and settlements(1)	$15,594	$15,551
Accrued purchases of property and equipment	8,877	12,873
Accrued customer liabilities	5,029	4,965
Payables to brokers for unsettled investment trades	950	631
Income taxes payable, net	523	3,905
Other accrued expenses and current liabilities	24,584	25,094
Accrued expenses and other current liabilities	$55,557	$63,019
(1)    See Legal Matters in Note 10 for further details.
Noncontrolling Interests
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.4 billion and $7.2 billion as of December 31, 2025 and March 31, 2026, respectively, of which $841 million and $1.8 billion were redeemable noncontrolling interests (RNCI) as of December 31, 2025 and March 31, 2026, respectively. NCI and RNCI are included within additional paid-in capital. Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2024	$(5,080)	$(299)	$579	$(4,800)
Other comprehensive income (loss) before reclassifications	663	645	(252)	1,056
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(61)	(61)
Amounts reclassified from AOCI	0	(84)	(197)	(281)
Other comprehensive income (loss)	663	561	(510)	714
Balance as of March 31, 2025	$(4,417)	$262	$69	$(4,086)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2025	$(2,558)	$678	$(36)	$(1,916)
Other comprehensive income (loss) before reclassifications	(338)	(356)	196	(498)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	12	0	83	95
Amounts reclassified from AOCI	0	(19)	158	139
Other comprehensive income (loss)	(326)	(375)	437	(264)
Balance as of March 31, 2026	$(2,884)	$303	$401	$(2,180)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Three Months Ended
		March 31,
AOCI Components	Location	2025	2026
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$104	$24
	Benefit (provision) for income taxes	(20)	(5)
	Net of income tax	84	19
Unrealized gains (losses) on cash flow hedges
Foreign exchange derivatives	Revenue	242	(211)
Interest rate derivatives	Other income (expense), net	0	1
	Benefit (provision) for income taxes	(45)	52
	Net of income tax	197	(158)
Total amount reclassified, net of income tax		$281	$(139)
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended
	March 31,
	2025	2026
Interest income	$1,001	$1,381
Interest expense(1)	(34)	(533)
Foreign currency exchange gain (loss), net	(106)	146
Gain (loss) on debt securities, net	202	(111)
Gain (loss) on equity securities, net	9,758	36,915
Income (loss) and impairment from equity method investments, net	(22)	60
Other	384	(142)
Other income (expense), net	$11,183	$37,716
(1)Interest expense is net of interest capitalized of $79 million and $265 million for the three months ended March 31, 2025 and 2026, respectively.
Note 8. Acquisitions and Divestitures
Wiz Acquisition

On March 11, 2026, we completed our acquisition of Wiz for $29.5 billion, after purchase price adjustments and excluding post combination compensation arrangements. This acquisition represents an investment by Google Cloud to accelerate our capabilities in multicloud and artificial intelligence (AI)-driven security. Following the close of the acquisition, the financial results are included in our consolidated financial statements within the Google Cloud segment.
The preliminary purchase price was allocated as follows (in millions):

Intangible assets	$8,300
Goodwill(1)	22,689
Net liabilities assumed(2)	(1,522)
Total purchase price	$29,467
(1)Goodwill has been recorded in the Google Cloud segment and primarily attributable to synergies expected to arise after the acquisition. Goodwill is not deductible for tax purposes.
(2)Includes $660 million of acquired cash.
Intangible assets acquired as of the acquisition date were as follows:

	Amount (in millions)	Weighted-Average Useful Life (in years)
Patents and developed technology	$3,600	7
Customer relationships	4,500	10
Trade names and other	200	7
Total intangible assets	$8,300
Intersect Acquisition
On March 10, 2026, we completed our acquisition of Intersect, a developer of renewable energy, for $5.9 billion, after purchase price adjustments. This acquisition enables acceleration of data center capacity and energy development. Intersect is a VIE and we have determined we are the primary beneficiary. Following the close of the acquisition, the financial results are included in our consolidated financial statements and are allocated to our segments.
The preliminary purchase price was allocated as follows (in millions):

Goodwill(1)	$2,170
Property and equipment	5,111
Debt	(1,214)
Net liabilities assumed(2)	(205)
Total purchase price	$5,862
(1)Goodwill has been allocated to Google Services and Google Cloud segments and primarily attributable to synergies expected to arise after the acquisition. Goodwill is not deductible for tax purposes.
`(2)    Includes $410 million of acquired cash.
Pending Divestiture
In March 2026, we entered into a definitive agreement to contribute our ownership interest in GFiber, a wholly owned subsidiary, into a newly formed entity. Upon closing, we expect to receive $1.5 billion in cash, a $2.0 billion note receivable, and a 49.99% equity interest. The remaining interest is expected to be accounted for as an unconsolidated VIE under the equity method of accounting, as we will no longer be the primary beneficiary. The transaction is expected to close in late 2026.
As of March 31, 2026, GFiber met the criteria for held for sale classification. No impairment loss was recognized upon classification as held for sale and we ceased depreciation of the related long-lived assets. Held for sale assets primarily consist of property and equipment of $6.8 billion, which is included in other current assets in our Consolidated Balance Sheet as of March 31, 2026. The operating results of GFiber remain included within the Other Bets segment through the close of the transaction.
Note 9. Goodwill and Intangible Assets
Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2025	$24,870	$7,660	$850	$33,380
Additions	1,143	23,841	0	24,984
Foreign currency translation and other adjustments	(28)	(3)	(559)	(590)
Balance as of March 31, 2026	$25,985	$31,498	$291	$57,774
Intangible Assets
Information regarding intangible assets was as follows (in millions):

	As of December 31, 2025			As of March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$1,332	$(754)	$578	$4,821	$(735)	$4,086
Customer relationships	582	(318)	264	5,090	(355)	4,735
Trade names and other	553	(307)	246	715	(287)	428
Total definite-lived intangible assets	2,467	(1,379)	1,088	10,626	(1,377)	9,249
Indefinite-lived intangible assets	195	0	195	195	0	195
Total intangible assets	$2,662	$(1,379)	$1,283	$10,821	$(1,377)	$9,444
Amortization expense relating to intangible assets was $122 million and $178 million for the three months ended March 31, 2025 and 2026, respectively.
Expected amortization expense of definite-lived intangible assets held as of March 31, 2026 was as follows (in millions):

Remainder of 2026	$1,080
2027	1,310
2028	1,146
2029	1,098
2030	1,061
Thereafter	3,554
Total definite-lived intangible assets	$9,249
Note 10. Commitments and Contingencies
Commitments
We have contractual obligations from contracts with remaining terms greater than one year primarily consisting of certain long-term supply agreements to secure future production capacity for technical infrastructure and inventory components. In addition, we have commitments for certain energy service agreements to secure energy for data center usage, and certain content licensing agreements. As of March 31, 2026, expected future fixed or minimum guaranteed commitments under these agreements were $232.7 billion.
We expect contractual commitments under the long-term supply agreements and content licenses to generally be paid through 2030. The energy service agreements include terms ranging from two to 20 years, with payments through 2047, and generally include take-or-pay provisions for minimum quantities of energy supply and substantive termination fees.
Financial Guarantees

We provide financial guarantees to certain counterparties, primarily in the form of backstop agreements with varying terms through August 2026. These backstop agreements support counterparty procurement of long-lead time equipment for our future power purchase and energy agreements. As of March 31, 2026, our maximum potential amount of future payments under these guarantees was $9.0 billion, upon which we may receive certain assets. The fair value of these obligations was not material.
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
As of March 31, 2026, we did not have any material indemnification claims that were probable or reasonably possible.
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
Antitrust Matters
We are subject to formal and informal inquiries and investigations as well as litigation on various competition matters by regulatory authorities and private parties in the US, Europe, and other jurisdictions globally, including the following:
•Android: In July 2018, the European Commission (EC) announced its decision that certain provisions in Google's Android-related distribution agreements infringed European antitrust laws, imposed a €4.3 billion fine, and directed the termination of the conduct at issue. We appealed the EC decision and implemented changes to certain of our Android distribution practices. In September 2022, the General Court affirmed the EC decision but reduced the fine from €4.3 billion to €4.1 billion. We subsequently appealed the General Court's affirmation of the EC decision with the European Court of Justice, which remains pending. In 2018, we recognized a charge of $5.1 billion for the fine, which we reduced by $217 million in 2022.
•AdSense for Search: In March 2019, the EC announced its decision that certain provisions in Google's agreements with AdSense for Search partners infringed European antitrust laws, imposed a €1.5 billion fine, and directed actions related to AdSense for Search partners' agreements, which we implemented prior to the decision. In 2019, we recognized a charge of $1.7 billion for the fine and appealed the EC decision. In September 2024, the General Court overturned the EC decision and annulled the €1.5 billion fine. The EC has appealed the General Court's decision with the European Court of Justice, which remains pending.

•Search: In October 2020, the US Department of Justice (DOJ) and a number of state Attorneys General filed a lawsuit in the US District Court for the District of Columbia concerning Google's Search and Search advertising practices and its compliance with US antitrust laws. In August 2024, the US District Court for the District of Columbia ruled against Google. A final judgment was entered in December 2025, which, among other things, imposes restrictions on how Google distributes its services and requires Google to share certain search data with and offer syndication services to certain competitors. In January 2026, we appealed the final judgment and moved to pause implementation of certain remedies. In February 2026, the DOJ and state Attorneys General also appealed.
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
Further, in September 2025, the EC announced its decision that Google had infringed European competition laws through "self-preferencing" practices on the buy-side and the sell-side relating to Google's advertising technology business. The EC decision imposed a €3.0 billion fine and directed Google to cease and desist the alleged "self-preferencing" practices. We appealed the ruling in November 2025, which remains pending. We recognized a charge of $3.5 billion in the third quarter of 2025, and we placed bank guarantees in the fourth quarter of 2025 in lieu of cash payment.
In September 2024, the United Kingdom (UK) also issued a Statement of Objections concerning Google's advertising technology and its compliance with UK antitrust laws, to which we responded.
•Google Play: In July 2021, a number of state Attorneys General filed a lawsuit in the US District Court for the Northern District of California concerning Google's operation of Android and Google Play and its compliance with US antitrust laws and state antitrust and consumer protection laws. In September 2023, we reached a settlement in principle with 50 state Attorneys General and three territories and recognized a charge. The court preliminarily approved the settlement in November 2025, and final approval remains pending before the court. In May 2024, we funded the settlement amount to an escrow agent.
In December 2023, a California jury delivered a verdict against Google in Epic Games v. Google related to Google Play's business. Epic did not seek monetary damages. The presiding judge issued a remedies decision in October 2024, ordering a variety of alterations to our business models and operations and contractual agreements for Android and Google Play. We appealed the judgment, including the jury verdict and aspects of the remedies ordered. In July 2025, the Court of Appeals denied our appeal, and we subsequently petitioned the US Supreme Court for review. While that appeal was pending, we implemented the effective ordered remedies in October 2025. In March 2026, we reached a settlement with Epic to seek modification of the remedies, implement certain changes regarding the operation of Google Play, and resolve certain other lawsuits Epic has filed regarding Google Play's business. Following the settlement, we withdrew our petition to the US Supreme Court in March 2026, and Epic and Google filed a joint motion to modify the injunction in April 2026, which is currently pending before the court.
•European Digital Markets Act: In March 2024, the EC opened two investigations regarding Google's compliance with certain provisions of the European Union's (EU) Digital Markets Act relating to Google Play and Search. In March 2025, the EC issued preliminary findings of non-compliance in both investigations, to which we responded. Given the nature of this matter, we cannot reasonably estimate a probable loss.
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
Patent and Intellectual Property Claims
We have had patent, copyright, trade secret, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies infringe others' intellectual property rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services. As a result, we may have to change our business practices and develop non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business. In addition, the US International Trade Commission (ITC) has increasingly become an important forum to litigate intellectual property disputes because an ultimate loss in an ITC action can result in a prohibition on importing infringing products into the US. Because the US is an important market, a prohibition on importation could have an adverse effect on us, including preventing us from importing many important products into the US or necessitating workarounds that may limit certain features of our products.
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
Note 11. Stockholders' Equity
Share Repurchases
In the three months ended March 31, 2026, there were no repurchases of the company's Class A or Class C shares.

In April 2025, the company's Board of Directors authorized a $70.0 billion share repurchase program for its Class A and Class C shares. As of March 31, 2026, $69.5 billion remained available for Class A and Class C share repurchases.
Repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase programs do not have an expiration date.
Dividends
In the three months ended March 31, 2026, total cash dividends were $1.2 billion for Class A, $176 million for Class B, and $1.1 billion for Class C shares, respectively.
In April 2026, the company's Board of Directors declared a quarterly cash dividend of $0.22 per share, representing a 5% increase from the previous quarterly dividend of $0.21 per share. The dividend is payable on June 15, 2026 to stockholders of record for each of the company's Class A, Class B, and Class C shares as of June 8, 2026.
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
Note 12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended March 31,
	2025				2026
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per share:
Numerator
Allocation of distributed earnings (cash dividends paid)	$1,167	$171	$1,096	$2,434	$1,223	$175	$1,144	$2,542
Allocation of undistributed earnings	15,367	2,264	14,475	32,106	28,889	4,153	26,994	60,036
Net income	$16,534	$2,435	$15,571	$34,540	$30,112	$4,328	$28,138	$62,578
Denominator
Number of shares used in per share computation	5,831	859	5,493	12,183	5,822	837	5,440	12,099
Basic net income per share	$2.84	$2.83	$2.83	$2.84	$5.17	$5.17	$5.17	$5.17
Diluted net income per share:
Numerator
Allocation of total earnings for basic computation	$16,534	$2,435	$15,571	$34,540	$30,112	$4,328	$28,138	$62,578
Reallocation of total earnings as a result of conversion of Class B to Class A shares	2,435	0	0	_(1)	4,328	0	0	_(1)
Reallocation of undistributed earnings	(156)	(20)	156	_(1)	(375)	(47)	375	_(1)
Net income	$18,813	$2,415	$15,727	$34,540	$34,065	$4,281	$28,513	62,578
Denominator
Number of shares used in basic computation	5,831	859	5,493	12,183	5,822	837	5,440	12,099
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	859	0	0	_(1)	837	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	108	108	0	0	139	139
Number of shares used in per share computation	6,690	859	5,601	12,291	6,659	837	5,579	12,238
Diluted net income per share	$2.81	$2.81	$2.81	$2.81	$5.12	$5.11	$5.11	$5.11
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

Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended March 31, 2025 and 2026, total stock-based compensation (SBC) expense was $5.5 billion and $7.2 billion, including amounts associated with awards we expect to settle in Alphabet stock of $5.3 billion and $6.5 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet restricted stock units (RSUs), which include dividend equivalents awarded to holders of unvested stock, for the three months ended March 31, 2026 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2025	282	$159.75
Granted	90	$305.14
Vested	(44)	$155.46
Forfeited/canceled	(7)	$167.42
Unvested as of March 31, 2026	321	$200.89
As of March 31, 2026, there was $62.6 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.9 years.
Note 14. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended
	March 31,
	2025	2026
Income before provision for income taxes	$41,789	$77,412
Provision for income taxes	$7,249	$14,834
Effective tax rate	17.3%	19.2%
We are subject to income taxes in the US and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $11.5 billion and $13.4 billion, of which $9.7 billion and $11.6 billion, if recognized, would affect our effective tax rate, as of December 31, 2025 and March 31, 2026, respectively.
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
The following table presents revenue, profitability, and expense information about our segments (in millions):

	Three Months Ended
	March 31,
	2025	2026
Revenues:
Google Services	$77,264	$89,637
Google Cloud	12,260	20,028
Other Bets	450	411
Hedging gains (losses)	260	(180)
Total revenues	$90,234	$109,896
Operating income (loss):
Google Services	$32,682	$40,589
Google Cloud	2,177	6,598
Other Bets	(1,226)	(2,100)
Alphabet-level activities	(3,027)	(5,391)
Total income from operations	$30,606	$39,696
Supplemental information about segment expenses:
Google Services:
Employee compensation expenses	$11,337	$12,206
Other costs and expenses	33,245	36,842
Total Google Services costs and expenses	$44,582	$49,048
Google Cloud:
Employee compensation expenses	$5,412	$6,443
Other costs and expenses	4,671	6,987
Total Google Cloud costs and expenses	$10,083	$13,430
Google Services and Google Cloud employee compensation expenses include the costs associated with direct and allocated employees. Google Services and Google Cloud other costs and expenses primarily include direct costs, such as advertising and promotional activities, legal and other matters, and third-party services fees as well as allocated costs, such as technical infrastructure and office facilities usage costs. Additionally, Google Services other costs and expenses include content acquisition costs, traffic acquisition costs (TAC), and device costs.
See Note 2 for further details relating to revenues by geography.

The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2025	As of March 31, 2026
Long-lived assets:
United States	$195,337	$227,266
International	66,481	69,263
Total long-lived assets	$261,818	$296,529

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with "Note about Forward-Looking Statements" and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including Part I, Item 1A "Risk Factors," as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Revenues and Monetization Metrics
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure, platform services, and applications; and sales of other products and services, such as fees received for subscription-based products, apps and in-app purchases, and devices. For additional information on how we recognize revenue, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
In addition to the long-term trends and their financial effect on our business discussed in "Trends in Our Business and Financial Effect" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, fluctuations in our revenues have been and may continue to be affected by a combination of factors, including:
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
Google Cloud
Google Cloud revenues are comprised of the following:
•Google Cloud Platform primarily generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as AI offerings including our enterprise AI infrastructure, Vertex AI platform, and Gemini Enterprise; cybersecurity offerings; and data and analytics solutions.
•Google Workspace includes subscriptions for cloud-based communication and collaboration tools for enterprises, such as Gmail, Docs, Calendar, Drive, and Meet, with integrated features like Gemini for Google Workspace.
•Other enterprise services.
Fluctuations in our Google Cloud revenues have been, and may continue to be, affected by factors in addition to the general factors described above, such as changes in customer usage, demand, and supply availability. We have signed a limited number of agreements to supply Tensor Processing Units (TPU) hardware to customers who require or provide on-premises infrastructure for specialized, high-scale workloads. We expect to begin recognizing revenues from these agreements later in 2026, with the significant majority to be recognized in 2027.
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
Other Income (Expense), Net
OI&E, net primarily consists of interest income (expense), the effect of foreign currency exchange gains (losses), net gains (losses) and impairment on our marketable and non-marketable securities, and income (loss) and impairment from our equity method investments.
For additional information, including how we account for our investments and factors that can drive fluctuations in the value of our investments, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 as well as Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as well as Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Provision for income taxes represents the estimated amount of federal, state, and foreign income taxes incurred in the US and the many jurisdictions in which we operate. The provision includes the effect of reserve provisions and changes to reserves that are considered appropriate as well as the related net interest and penalties.
For additional information, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as well as Note 14 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
The following table summarizes consolidated financial results (in millions, except for per share information and percentages):

	Three Months Ended
	March 31,
	2025	2026	$ Change	% Change
Consolidated revenues	$90,234	$109,896	$19,662	22%

Cost of revenues	$36,361	$41,271	$4,910	14%
Operating expenses	$23,267	$28,929	$5,662	24%

Operating income	$30,606	$39,696	$9,090	30%
Operating margin	34%	36%		2%

Other income (expense), net	$11,183	$37,716	$26,533	237%

Net income	$34,540	$62,578	$28,038	81%
Diluted net income per share(1)	$2.81	$5.11	$2.30	82%
(1)    For additional information on the calculation of diluted net income per share, see Note 12 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Revenues were $109.9 billion, an increase of 22% year over year, primarily driven by an increase in Google Services revenues of $12.4 billion, or 16%, and an increase in Google Cloud revenues of $7.8 billion, or 63%.

•Cost of revenues was $41.3 billion, an increase of 14% year over year, primarily driven by increases in depreciation expense, TAC, content acquisition costs, and employee compensation expenses, partially offset by an accrual reversal for digital services tax related to the recently repealed law in Canada.
•Operating expenses were $28.9 billion, an increase of 24% year over year, primarily driven by increases in employee compensation expenses, advertising and promotional activities, and depreciation expense.
Other Information:
•Google Cloud has entered into a limited number of agreements to supply multiple gigawatts of TPU hardware to customers who require or provide on-premises infrastructure for specialized, high-scale workloads. Revenues for these transactions are included in our backlog as of March 31, 2026. We expect to begin recognizing revenues from these agreements later in 2026, with the significant majority to be recognized in 2027. In connection with certain of these agreements, we have agreed to provide credit backstops to support third-party data centers and power infrastructure.
•In March 2026, we committed to a $40.0 billion investment in a private company consisting of a $10.0 billion capital commitment and $30.0 billion of future capital funding contingent upon the achievement of specified operational and financial milestones.
•On March 11, 2026, we completed our acquisition of Wiz for $29.5 billion, after purchase price adjustments and excluding post combination compensation arrangements. Following the close of the acquisition, the financial results are included in our consolidated financial statements within the Google Cloud segment. For additional information on the purchase price allocation, see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•On March 10, 2026, we completed our acquisition of Intersect for $5.9 billion, after purchase price adjustments. Following the close of the acquisition, the financial results are included in our consolidated financial statements and are allocated to our segments. For additional information on the purchase price allocation, see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•In March 2026, we entered into a definitive agreement to contribute our ownership interest in GFiber into a newly formed entity. Upon closing, we expect to receive $1.5 billion in cash, a $2.0 billion note receivable, and a 49.99% equity interest. The transaction is expected to close in late 2026. For additional information on the pending divestiture, see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•In February 2026, Waymo received $16.0 billion in funding, the significant majority of which was funded by Alphabet.
•In the first quarter of 2026, we issued senior unsecured notes for net proceeds of $31.1 billion, to be used for general corporate purposes.
•OI&E of $37.7 billion for the three months ended March 31, 2026 included net gains on equity securities of $36.9 billion, primarily related to unrealized gains on our non-marketable equity securities.
•Operating cash flow was $45.8 billion for the three months ended March 31, 2026.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $35.7 billion for the three months ended March 31, 2026.
•As of March 31, 2026, we had 194,668 employees.
We are monitoring ongoing developments surrounding geopolitical tension, international trade, and the macroeconomic environment. As a result, we may experience direct and indirect effects on our business, operations, and financial results. Our past results may not be indicative of our future performance, and our financial results may differ materially from historical trends.
Financial Results

Revenues
The following table presents revenues by type (in millions):

	Three Months Ended
	March 31,
	2025	2026
Google Search & other	$50,702	$60,399
YouTube ads	8,927	9,883
Google Network	7,256	6,971
Google advertising	66,885	77,253
Google subscriptions, platforms, and devices	10,379	12,384
Google Services total	77,264	89,637
Google Cloud	12,260	20,028
Other Bets	450	411
Hedging gains (losses)	260	(180)
Total revenues	$90,234	$109,896
Google Services
Google Advertising
Google Search & other
Google Search & other revenues increased $9.7 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery. Additionally, Google Search & other revenues were favorably affected by changes in foreign currency exchange rates for the three months ended March 31, 2026.
YouTube ads
YouTube ads revenues increased $956 million from the three months ended March 31, 2025 to the three months ended March 31, 2026. The growth was driven by our direct response advertising products followed by our brand advertising products, both of which benefited from increased spending by our advertisers.
Google Network
Google Network revenues decreased $285 million from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily due to a decrease in AdSense revenues, partially offset by an increase in AdMob revenues.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from the three months ended March 31, 2025 to the three months ended March 31, 2026:

Google Search & other
Paid clicks change	13%
Cost-per-click change	5%
Google Network
Impressions change	(9)%
Cost-per-impression change	6%
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
Google Subscriptions, Platforms, and Devices
Google subscriptions, platforms, and devices revenues increased $2.0 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026. The growth was primarily driven by an increase in subscriptions revenues. This increase was primarily due to the contribution from growth in paid subscriptions across both YouTube services and Google One. Additionally, Google subscriptions, platforms, and devices revenues were favorably affected by changes in foreign currency exchange rates for the three months ended March 31, 2026.
Google Cloud
Google Cloud revenues increased $7.8 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026 primarily driven by growth in Google Cloud Platform largely from infrastructure and platform services.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended
	March 31,
	2025	2026
United States	49%	49%
EMEA	29%	28%
APAC	16%	17%
Other Americas	6%	6%
Hedging gains (losses)	0%	0%
For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended
	March 31,
	2025	2026
TAC	$13,748	$15,228
Other cost of revenues	22,613	26,043
Total cost of revenues	$36,361	$41,271
Total cost of revenues as a percentage of revenues	40%	38%
Cost of revenues increased $4.9 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026 due to an increase in other cost of revenues and TAC of $3.4 billion and $1.5 billion, respectively.
The increase in TAC from the three months ended March 31, 2025 to the three months ended March 31, 2026 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 20.6% to 19.7% from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rates on Google Search & other revenues was substantially consistent from the three months ended March 31, 2025 to the three months ended March 31, 2026. The TAC rates on Google Network revenues reflected a slight increase from the three months ended March 31, 2025 to the three months ended March 31, 2026 due to a combination of factors, none of which were individually significant.
The increase in other cost of revenues from the three months ended March 31, 2025 to the three months ended March 31, 2026 was primarily due to increases in depreciation expense, content acquisition costs, largely for

YouTube, and employee compensation expenses, partially offset by an accrual reversal for digital services tax related to the recently repealed law in Canada.
Research and Development
The following table presents research and development expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2025	2026
Research and development expenses	$13,556	$17,032
Research and development expenses as a percentage of revenues	15%	16%
Research and development expenses increased $3.5 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily driven by increases in employee compensation expenses of $2.5 billion and depreciation expense of $506 million.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2025	2026
Sales and marketing expenses	$6,172	$7,606
Sales and marketing expenses as a percentage of revenues	7%	7%
Sales and marketing expenses increased $1.4 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily driven by increases in advertising and promotional activities of $600 million, employee compensation expenses of $404 million, and office space impairment charges of $300 million.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended
	March 31,
	2025	2026
General and administrative expenses	$3,539	$4,291
General and administrative expenses as a percentage of revenues	4%	4%
General and administrative expenses increased $752 million from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily driven by increases in employee compensation expenses of $272 million, expenses related to legal and other matters of $208 million, and a combination of other factors, none of which were individually significant.
Segment Profitability
We report our segment results as Google Services, Google Cloud, and Other Bets. Additionally, certain costs are not allocated to our segments because they represent Alphabet-level activities. For further details on our segments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

The following table presents segment operating income (loss) (in millions):

	Three Months Ended
	March 31,
	2025	2026
Operating income (loss):
Google Services	$32,682	$40,589
Google Cloud	2,177	6,598
Other Bets	(1,226)	(2,100)
Alphabet-level activities(1)	(3,027)	(5,391)
Total income from operations	$30,606	$39,696
(1)Alphabet-level activities primarily reflect expenses related to our shared AI research and development.
Google Services
Google Services operating income increased $7.9 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in TAC.
Google Cloud
Google Cloud operating income increased $4.4 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in usage costs for technical infrastructure and employee compensation expenses.
Other Bets
Other Bets operating loss increased $874 million from the three months ended March 31, 2025 to the three months ended March 31, 2026. The increase in operating loss was primarily driven by an increase in employee compensation expenses and a combination of other factors, none of which were individually significant.
Other Income (Expense), Net
The following table presents OI&E (in millions):

	Three Months Ended
	March 31,
	2025	2026
Interest income	$1,001	$1,381
Interest expense	(34)	(533)
Foreign currency exchange gain (loss), net	(106)	146
Gain (loss) on debt securities, net	202	(111)
Gain (loss) on equity securities, net	9,758	36,915
Income (loss) and impairment from equity method investments, net	(22)	60
Other	384	(142)
Other income (expense), net	$11,183	$37,716
OI&E, net increased $26.5 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily due to increases in net unrealized gains on equity securities resulting from fair value adjustments on non-marketable equity securities.
For additional information, see Note 3 and Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended
	March 31,
	2025	2026
Income before provision for income taxes	$41,789	$77,412
Provision for income taxes	$7,249	$14,834
Effective tax rate	17.3%	19.2%
The effective tax rate increased from the three months ended March 31, 2025 to the three months ended March 31, 2026. This increase was primarily due to an increase in acquisition-related tax integration costs, partially offset by an increase in SBC-related tax benefits and a discrete tax benefit in connection with the deconsolidation of one of the Bets.
The Organization for Economic Cooperation and Development (OECD) published model rules for the implementation of a minimum global effective tax rate of 15%. Many countries have implemented or are in the process of implementing the rules. In January 2026, the OECD introduced new guidance including a "Side-by-Side Safe Harbor" which, if elected, exempts US domestic operations from being taxed by global minimum tax rules. However, it does not exempt foreign subsidiaries from local minimum tax requirements. These rules did not have a material effect on our income tax provision for the three months ended March 31, 2026. As more countries enact these global minimum tax rules, our effective tax rate and cash tax payments could be affected.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of March 31, 2026, we had $126.8 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents cash flows (in millions):

	Three Months Ended
	March 31,
	2025	2026
Net cash provided by operating activities	$36,150	$45,790
Net cash used in investing activities	$(16,194)	$(63,389)
Net cash provided by (used in) financing activities	$(20,201)	$25,077
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

Net cash provided by operating activities increased from the three months ended March 31, 2025 to the three months ended March 31, 2026 due to an increase in cash received from customers, partially offset by an increase in cash payments for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the three months ended March 31, 2025 to the three months ended March 31, 2026 primarily due to an increase in payments for acquisitions, an increase in purchases of property and equipment, driven by investments in technical infrastructure, and an increase in purchases of marketable securities, partially offset by an increase in maturities and sales of marketable securities.
Cash Provided by Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repayments of debt, net payments related to stock-based award activities, and dividend payments.
Net cash provided by financing activities for the three months ended March 31, 2026 compared to net cash used in financing activities for the three months ended March 31, 2025 was primarily due to an increase in proceeds from issuance of debt and a decrease in repurchases of stock.
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
During the three months ended March 31, 2025 and 2026, we spent $17.2 billion and $35.7 billion on capital expenditures, respectively. In 2026, we expect to significantly increase, relative to 2025, our investment in our technical infrastructure, including servers and network equipment and data centers. Depreciation of our property and equipment commences when such assets are ready for their intended use. For the three months ended March 31, 2025 and 2026, our depreciation on property and equipment was $4.5 billion and $6.5 billion, respectively.
Leases
As of March 31, 2026, the amount of total undiscounted future lease payments under operating and finance leases was $18.8 billion and $2.6 billion, respectively.
As of March 31, 2026, we have entered into leases primarily related to data centers that have not yet commenced with future lease payments of $75.6 billion. These leases will commence between 2026 and 2031 with non-cancelable lease terms primarily between one and 25 years.
For additional information on leases, see Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Financing
As of March 31, 2026, we had senior unsecured notes outstanding with a total carrying value of $79.1 billion.
During the first quarter of 2026, we issued fixed-rate senior unsecured notes consisting of: $20.0 billion US dollar-denominated notes with a weighted-average coupon rate of 4.80% and a weighted-average maturity of 15 years; £5.5 billion Sterling-denominated notes with a weighted-average coupon rate of 5.31% and a weighted-average maturity of 31 years; and CHF3.1 billion Swiss Franc-denominated notes with a weighted-average coupon rate of 1.06% and a weighted-average maturity of 10 years.
As of March 31, 2026, we had $11.7 billion of credit facilities expiring at various dates through April 2030, of which $1.2 billion was outstanding. The outstanding debt under the credit facilities bears an interest rate of SOFR plus 1.5% to 2.25% that is paid quarterly. We also have a commercial paper program of up to $25.0 billion, which is used for general corporate purposes. As of March 31, 2026, we had no commercial paper outstanding.
For additional information, see Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Share Repurchase Program
In the three months ended March 31, 2026, there were no repurchases of the company's Class A or Class C shares.
In April 2025, the company's Board of Directors authorized a $70.0 billion share repurchase program for its Class A and Class C shares. As of March 31, 2026, $69.5 billion remained available for Class A and Class C share repurchases.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Dividend Program
In the three months ended March 31, 2026, total cash dividends were $1.2 billion for Class A, $176 million for Class B, and $1.1 billion for Class C shares, respectively.
In April 2026, the company's Board of Directors declared a quarterly cash dividend of $0.22 per share, representing a 5% increase from the previous quarterly dividend of $0.21 per share. The dividend is payable on June 15, 2026 to stockholders of record for each of the company's Class A, Class B, and Class C shares as of June 8, 2026.
The company has declared a quarterly cash dividend in the current quarter, and intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.
Accrued Legal and Regulatory
As of March 31, 2026, we had short-term accrued legal and regulatory fines and settlements of $15.6 billion. This amount primarily included EC fines, in addition to accruals related to other legal matters and regulatory fines and settlements. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Taxes
As of March 31, 2026, we had long-term income taxes payable of $12.5 billion primarily related to unrecognized tax benefits. The timing and amount of any payment related to these unrecognized tax benefits are uncertain and cannot be estimated.
Purchase Commitments and Other Contractual Obligations
As of March 31, 2026, we had material purchase commitments and other contractual obligations totaling $332.4 billion, of which $138.0 billion was short-term. These purchase commitments primarily relate to costs for technical infrastructure and inventory through long-term supply agreements and open purchase orders. Additional contractual obligations include commitments for content licenses and energy take-or-pay contracts. For additional information related to our long-term supply agreements, energy take-or-pay contracts, and content licenses, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2026, we provided backstops in the form of financial guarantees and credit derivatives with maximum potential amount of future payments of $9.0 billion and $28.4 billion, respectively. Upon a default under these backstops, we retain the right to assume the underlying leases for internal use or to sublease to third parties. Under specific conditions or following a predetermined period, we may elect to extinguish the backstop obligation by making a termination payment. For additional information, see Note 3 and Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
We have also entered into an agreement to provide up to $33.3 billion of future backstops to support the build-out of data center and energy supply infrastructure, subject to finalization of terms with data center providers. Against this remaining commitment, in April 2026, we entered into an agreement with a data center provider to backstop approximately $15.3 billion. For additional information, see Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Additionally, as of March 31, 2026, we have commitments for a future private investment consisting of a $10.0 billion capital commitment and $30.0 billion of future capital funding contingent upon the achievement of specified operational and financial milestones through 2030, which is accounted for as an equity derivative. We expect to fund $10.0 billion in the second quarter of 2026 in the form of a non-marketable security. For additional information, see Note 3 and Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
For agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of March 31, 2026. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. Power purchase and energy agreements without a fixed or minimum commitment are not included.
For details on risks related to our manufacturing and supply chain and other risks, refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
Acquisitions and Divestitures
On March 11, 2026, we completed our acquisition of Wiz for $29.5 billion, after purchase price adjustments and excluding post combination compensation arrangements. Following the close of the acquisition, the financial results are included in our consolidated financial statements within the Google Cloud segment. For additional information on the purchase price allocation, see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
On March 10, 2026, we completed our acquisition of Intersect for $5.9 billion, after purchase price adjustments. Following the close of the acquisition, the financial results are included in our consolidated financial statements and are allocated to our segments. For additional information on the purchase price allocation, see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
In March 2026, we entered into a definitive agreement to contribute our ownership interest in GFiber, a wholly owned subsidiary, into a newly formed entity. Upon closing, we expect to receive $1.5 billion in cash, a $2.0 billion note receivable, and a 49.99% equity interest. The remaining interest is expected to be accounted for as an unconsolidated VIE under the equity method of accounting, as we will no longer be the primary beneficiary. The transaction is expected to close in late 2026.
For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
See Part II, Item 7, "Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting estimates from our Annual Report on Form 10-K for the year ended December 31, 2025, except for as described below.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions.
We recognize intangible assets acquired in business combinations at fair value as of the acquisition date. Critical estimates in valuing the acquired intangible assets require judgment and the use of unobservable inputs, including future expected cash flows, discount rates, estimated customer attrition rates and anticipated growth, and royalty rate, among others.
Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, which could harm our business, reputation, financial condition, and operating results, and may affect the trading price and price volatility of our Class A and Class C stock.
Below are material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025.
Risks Specific to our Company
Our increasing investment in new businesses, products, services, and technologies is inherently risky, and could divert management attention and harm our business, financial condition, and operating results.
We have invested and expect to expand our investment in new businesses, products, services, and technologies in a wide range of industries beyond online advertising. The investments that we are making across our businesses — such as building AI-optimized infrastructure, including our custom TPUs, and integrating AI capabilities into new and existing products and services — reflect our ongoing efforts to innovate and provide products and services that are helpful to users, advertisers, publishers, customers, content providers, and distribution partners. Our investments ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing new strategies, we may incur unanticipated liabilities, including those arising from the implementation of new regulatory requirements.
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
Within Google Services, we continue to invest in devices, including our smartphones, home devices, and wearables, which is a highly competitive market with frequent introduction of new products and services, rapid adoption of technological advancements by competitors, increased market saturation in developed countries, short product life cycles, evolving industry standards, continual improvement in performance characteristics, and price and feature sensitivity on the part of consumers and businesses. There can be no assurance we will be able to provide devices that compete effectively.
Within Google Cloud, we devote significant resources to develop and deploy our enterprise-ready cloud services, including Google Cloud Platform and Google Workspace, and we are advancing our AI platforms and models to support these tools and technologies, including the development of our custom TPUs and how we deliver them to our customers. We are incurring significant and increasing costs and liabilities to build and maintain infrastructure to support cloud computing services, invest in cybersecurity, and hire talent. Meanwhile, our competitors are rapidly developing and deploying cloud-based services and capacity. Pricing and delivery models, which are subject to increasing regulatory scrutiny and requirements, are competitive and constantly evolving, and we may therefore not achieve our business objectives. Further, our business with financial services, healthcare, and public sector customers may present additional risks, including regulatory compliance risks. For instance, we may be subject to government audits and cost reviews, and any failure to comply or any deficiencies found may expose us to legal, financial, and reputational risks. Evolving laws and regulations may require us to make new capital investments, build new products, and seek partners to deliver localized services in other countries, and we may not be able to meet sovereign operating requirements.

To meet the AI compute capacity demands of our customers, we are engaging in the supply of our custom hardware which may increase our costs and operational complexity. We also have a number of large, long-duration commercial agreements, which could increase our liabilities and obligations in the event of nonperformance by us, our counterparties, or vendors. These include certain financial guarantees, such as backstops to support the build-out of third-party data centers and power infrastructure. In the event of such nonperformance or industry challenges, we may incur additional liabilities, have excess capacity that we cannot easily redeploy, and not receive payments from our counterparties or customers.
Within Other Bets, we are investing significantly in areas such as transportation and life sciences, among others. These investment areas face intense competition from large, experienced, and well-funded competitors, and our offerings, many of which involve the development of new and emerging technologies, may not be successful, or be able to compete effectively or operate at sufficient levels of profitability.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
None.
ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the quarter ended March 31, 2026, the following Section 16 officer terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Ruth M. Porat, President and Chief Investment Officer, Alphabet and Google, terminated a trading plan on March 3, 2026 that was originally adopted on November 29, 2025. The trading plan was scheduled to be in effect until March 2, 2027 to sell up to 154,486 shares (gross, plus any dividend equivalent units) of Class C Capital Stock issued upon the vesting of Ruth's Alphabet 2021 Performance Stock Units, as adjusted based on performance (shares sold are net of tax withholding).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the quarter ended March 31, 2026 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Policy Against Insider Trading and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules, and regulations.

ITEM 6.EXHIBITS
Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), certain instruments which define the rights of holders of long-term debt of Alphabet Inc. and its consolidated subsidiaries are not filed herewith, and the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number			Description	Incorporated by reference herein
				Form	Date
4.1			Indenture, dated February 12, 2016, between Alphabet Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Registration Statement on Form S-3 (File No. 333-209510)	February 16, 2016
4.2			Form of Global Note representing the Registrant's 4.125% notes due 2029	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.3			Form of Global Note representing the Registrant’s 4.625% notes due 2032	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.4			Form of Global Note representing the Registrant's 5.500% notes due 2041	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.5			Form of Global Note representing the Registrant's 5.875% notes due 2058	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.6			Form of Global Note representing the Registrant's 6.125% notes due 2126	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.7			Form of Global Note representing the Registrant's 3.700% notes due 2029	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.8			Form of Global Note representing the Registrant’s 4.100% notes due 2031	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.9			Form of Global Note representing the Registrant's 4.400% notes due 2033	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.10			Form of Global Note representing the Registrant's 4.800% notes due 2036	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.11			Form of Global Note representing the Registrant's 5.500% notes due 2046	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.12			Form of Global Note representing the Registrant's 5.650% notes due 2056	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
4.13			Form of Global Note representing the Registrant's 5.750% notes due 2066	Current Report on Form 8-K (File No. 001-37580)	February 13, 2026
10.01	*	♦	Alphabet Inc. Amended and Restated 2021 Stock Plan - Form of Alphabet CEO Performance Stock Unit Agreement
10.02	*	♦	Alphabet Inc. Amended and Restated 2021 Stock Plan – Form of Alphabet Non-CEO Performance Stock Unit Agreement
10.03	*	♦	Form of Waymo Bet Performance Stock Unit Agreement
10.04	*	♦	Form of Wing Bet Performance Unit Agreement
31.01	*		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

♦	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
April 29, 2026	By:	/s/ SUNDAR PICHAI
Sundar Pichai
Chief Executive Officer (Principal Executive Officer)

ALPHABET INC.
April 29, 2026	By:	/s/ ANAT ASHKENAZI
Anat Ashkenazi
Senior Vice President, Chief Financial Officer