Form 10-Q
period 2026-06-30
Alphabet Inc.
filed 2026-07-23
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(650) 253-0000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	GOOGL	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Class C Capital Stock, $0.001 par value	GOOG	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Depositary Shares, each representing a 1/20th interest in a share of 6.25% of Series A Mandatory Convertible Preferred Stock, par value $0.001	GOOGM	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Depositary Shares, each representing a 1/20th interest in a share of 6.25% of Series B Mandatory Convertible Preferred Stock, par value $0.001	GOOGN	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
2.375% Senior Notes due 2028	—	Nasdaq Stock Market LLC
2.500% Senior Notes due 2029	—	Nasdaq Stock Market LLC
4.125% Senior Notes due 2029	—	Nasdaq Stock Market LLC
3.200% Senior Notes due 2030	—	Nasdaq Stock Market LLC
2.875% Senior Notes due 2031	—	Nasdaq Stock Market LLC
3.450% Senior Notes due 2032	—	Nasdaq Stock Market LLC
4.625% Senior Notes due 2032	—	Nasdaq Stock Market LLC
3.000% Senior Notes due 2033	—	Nasdaq Stock Market LLC
3.125% Senior Notes due 2034	—	Nasdaq Stock Market LLC
3.625% Senior Notes due 2034	—	Nasdaq Stock Market LLC
3.375% Senior Notes due 2037	—	Nasdaq Stock Market LLC
3.500% Senior Notes due 2038	—	Nasdaq Stock Market LLC
4.100% Senior Notes due 2039	—	Nasdaq Stock Market LLC
5.500% Senior Notes due 2041	—	Nasdaq Stock Market LLC
4.000% Senior Notes due 2044	—	Nasdaq Stock Market LLC
3.875% Senior Notes due 2045	—	Nasdaq Stock Market LLC
4.500% Senior Notes due 2045	—	Nasdaq Stock Market LLC
4.000% Senior Notes due 2054	—	Nasdaq Stock Market LLC
5.875% Senior Notes due 2058	—	Nasdaq Stock Market LLC
4.800% Senior Notes due 2063	—	Nasdaq Stock Market LLC
4.375% Senior Notes due 2064	—	Nasdaq Stock Market LLC
6.125% Senior Notes due 2126	—	Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 15, 2026, there were 5,868 million shares of Alphabet’s Class A stock outstanding, 835 million shares of Alphabet's Class B stock outstanding, and 5,527 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2026

Table of Contents	Alphabet Inc.
Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as, but not limited to, "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These include, among other things, expectations regarding the growth of our business and revenues, including factors that may impact such growth, and fluctuations in our revenues and margins; statements relating to plans, expectations, and trends about our core business metrics, costs and expenses, capital expenditures, future financing needs and sources of funding, products and services, strategic business transactions, and other aspects of our business operations and strategies; statements regarding the global macroeconomic and regulatory environment; as well as other statements regarding our future operations, financial condition and prospects, and actual or potential risk and liability exposures. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated in our subsequent Quarterly Reports on Form 10-Q, including in this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q; the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated in our subsequent Quarterly Reports on Form 10-Q, including in this Quarterly Report on Form 10-Q; and the trends discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025; and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	As of December 31, 2025	As of June 30, 2026
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,708	$55,911
Marketable securities	96,135	186,563
Total cash, cash equivalents, and marketable securities	126,843	242,474
Accounts receivable, net	62,886	69,175
Inventory	2,439	9,991
Other current assets	13,870	21,884
Total current assets	206,038	343,524
Non-marketable securities	68,687	131,461
Deferred income taxes	9,113	1,448
Property and equipment, net	246,597	321,212
Operating lease assets	15,221	17,694
Goodwill	33,380	57,828
Intangible assets, net	1,283	9,105
Other non-current assets	14,962	39,711
Total assets	$595,281	$921,983
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,200	$20,258
Accrued compensation and benefits	17,546	15,086
Accrued expenses and other current liabilities	55,557	73,014
Accrued revenue share	10,864	10,599
Deferred revenue	6,578	7,154
Total current liabilities	102,745	126,111
Long-term debt	46,547	98,165
Income taxes payable, non-current	9,531	11,306
Deferred income taxes	919	22,819
Operating lease liabilities	12,744	14,591
Other long-term liabilities	7,530	8,511
Total liabilities	180,016	281,503
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Series A and Series B preferred stock and additional paid-in capital, $0.001 par value per share, 100 shares authorized; 6.25% mandatory convertible preferred stock, 0 and 19 shares issued and outstanding allocated equally between each series with a liquidation preference of $1,000 per share	0	18,023
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,088 (Class A 5,822, Class B 837, Class C 5,429) and 12,230 (Class A 5,868, Class B 835, Class C 5,527) shares issued and outstanding	93,126	131,371
Accumulated other comprehensive income (loss)	(1,916)	(2,285)
Retained earnings	324,055	493,371
Total stockholders’ equity	415,265	640,480
Total liabilities and stockholders’ equity	$595,281	$921,983
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Revenues	$96,428	$119,796	$186,662	$229,692
Costs and expenses:
Cost of revenues	39,039	45,943	75,400	87,214
Research and development	13,808	18,219	27,364	35,251
Sales and marketing	7,101	8,403	13,273	16,009
General and administrative	5,209	6,461	8,748	10,752
Total costs and expenses	65,157	79,026	124,785	149,226
Income from operations	31,271	40,770	61,877	80,466
Other income (expense), net	2,662	97,983	13,845	135,699
Income before income taxes	33,933	138,753	75,722	216,165
Provision for income taxes	5,737	26,560	12,986	41,394
Net income	28,196	112,193	62,736	174,771
Preferred stock dividends	0	86	0	86
Net income available to common stockholders	$28,196	$112,107	$62,736	$174,685

Basic net income per common share (Note 12)	$2.33	$9.23	$5.16	$14.41
Diluted net income per common share (Note 12)	$2.31	$9.11	$5.12	$14.24
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Net income	$28,196	$112,193	$62,736	$174,771
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $190, $(36), $235, and $(90)	2,610	(9)	3,273	(335)
Available-for-sale investments:
Change in net unrealized gains (losses)	191	(273)	836	(629)
Less: reclassification adjustment for net (gains) losses included in net income	(29)	34	(113)	15
Net change, net of income tax benefit (expense) of $(46), $68, $(205), and $174	162	(239)	723	(614)
Cash flow hedges:
Change in net unrealized gains (losses)	(920)	228	(1,233)	507
Less: reclassification adjustment for net (gains) losses included in net income	107	(85)	(90)	73
Net change, net of income tax benefit (expense) of $208, $(41), $339, and $(158)	(813)	143	(1,323)	580
Other comprehensive income (loss)	1,959	(105)	2,673	(369)
Comprehensive income	$30,155	$112,088	$65,409	$174,402
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended June 30, 2025
	Series A and Series B Preferred Stock and Additional Paid-In Capital		Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	0	$0	12,155	$86,725	$(4,086)	$262,628	$345,267
Common stock issued	0	0	30	0	0	0	0
Stock-based compensation	0	0	0	6,045	0	0	6,045
Tax withholding related to vesting of restricted stock units, and other	0	0	0	(2,709)	0	0	(2,709)
Repurchases of stock	0	0	(81)	(811)	0	(12,452)	(13,263)
Dividends and dividend equivalents declared on common stock ($0.21 per share)	0	0	0	33	0	(2,612)	(2,579)
Sale of interest in consolidated entities	0	0	0	0	0	0	0
Net income	0	0	0	0	0	28,196	28,196
Other comprehensive income (loss)	0	0	0	0	1,959	0	1,959
Balance as of June 30, 2025	0	$0	12,104	$89,283	$(2,127)	$275,760	$362,916

	Six Months Ended June 30, 2025
	Series A and Series B Preferred Stock and Additional Paid-In Capital		Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	0	$0	12,211	$84,800	$(4,800)	$245,084	$325,084
Common stock issued	0	0	57	0	0	0	0
Stock-based compensation	0	0	0	11,598	0	0	11,598
Tax withholding related to vesting of restricted stock units, and other	0	0	0	(5,949)	0	0	(5,949)
Repurchases of stock	0	0	(164)	(1,626)	0	(26,938)	(28,564)
Dividends and dividend equivalents declared on common stock ($0.41 per share)	0	0	0	60	0	(5,122)	(5,062)
Sale of interest in consolidated entities	0	0	0	400	0	0	400
Net income	0	0	0	0	0	62,736	62,736
Other comprehensive income (loss)	0	0	0	0	2,673	0	2,673
Balance as of June 30, 2025	0	$0	12,104	$89,283	$(2,127)	$275,760	$362,916

Table of Contents	Alphabet Inc.

	Three Months Ended June 30, 2026
	Series A and Series B Preferred Stock and Additional Paid-In Capital		Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	0	$0	12,116	$96,902	$(2,180)	$384,024	$478,746
Common stock issued	0	0	114	30,417	0	0	30,417
Mandatory convertible preferred stock issued	19	19,034	0	0	0	0	19,034
Purchase of capped call options	0	(1,011)	0	0	0	0	(1,011)
Stock-based compensation	0	0	0	7,995	0	0	7,995
Tax withholding related to vesting of restricted stock units, and other	0	0	0	(4,552)	0	(16)	(4,568)
Dividends and dividend equivalents declared on common stock ($0.22 per share)	0	0	0	51	0	(2,744)	(2,693)
Dividends on preferred stock	0	0	0	0	0	(86)	(86)
Sale of interest in consolidated entities	0	0	0	558	0	0	558
Net income	0	0	0	0	0	112,193	112,193
Other comprehensive income (loss)	0	0	0	0	(105)	0	(105)
Balance as of June 30, 2026	19	18,023	12,230	$131,371	$(2,285)	$493,371	$640,480

	Six Months Ended June 30, 2026
	Series A and Series B Preferred Stock and Additional Paid-In Capital		Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	0	$0	12,088	$93,126	$(1,916)	$324,055	$415,265
Common stock issued	0	0	142	30,417	0	0	30,417
Mandatory convertible preferred stock issued	19	19,034	0	0	0	0	19,034
Purchase of capped call options	0	(1,011)	0	0	0	0	(1,011)
Stock-based compensation	0	0	0	14,788	0	0	14,788
Tax withholding related to vesting of restricted stock units, and other	0	0	0	(10,819)	0	(16)	(10,835)
Dividends and dividend equivalents declared on common stock ($0.43 per share)	0	0	0	101	0	(5,353)	(5,252)
Dividends on preferred stock	0	0	0	0	0	(86)	(86)
Sale of interest in consolidated entities	0	0	0	3,758	0	0	3,758
Net income	0	0	0	0	0	174,771	174,771
Other comprehensive income (loss)	0	0	0	0	(369)	0	(369)
Balance as of June 30, 2026	19	$18,023	12,230	$131,371	$(2,285)	$493,371	$640,480
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30,
	2025	2026
Operating activities
Net income	$62,736	$174,771
Adjustments:
Depreciation of property and equipment	9,485	13,586
Stock-based compensation expense	11,514	14,708
Deferred income taxes	(1,596)	27,538
Loss (gain) on debt and equity securities, net	(11,411)	(135,803)
Other	1,041	3,161
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,201)	(6,904)
Inventory	(628)	(7,739)
Income taxes, net	(2,434)	8,304
Other assets	(2,139)	(9,950)
Accounts payable	(327)	2,090
Accrued expenses and other liabilities	(1,779)	308
Deferred revenue	636	789
Net cash provided by operating activities	63,897	84,859
Investing activities
Purchases of property and equipment	(39,643)	(80,598)
Purchases of marketable securities	(39,870)	(76,480)
Maturities and sales of marketable securities	40,930	66,696
Purchases of non-marketable securities	(2,312)	(22,051)
Maturities and sales of non-marketable securities	873	1,667
Acquisitions, net of cash acquired, and purchases of intangible assets	(353)	(33,697)
Other investing activities	(363)	(1,359)
Net cash used in investing activities	(40,738)	(145,822)
Financing activities
Net payments related to stock-based award activities	(5,731)	(12,056)
Repurchases of stock	(28,306)	0
Dividend payments	(4,977)	(5,231)
Proceeds from issuance of common stock, net of costs	0	30,499
Proceeds from issuance of mandatory convertible preferred stock, net of costs	0	19,063
Proceeds from issuance of debt, net of costs	31,378	56,226
Repayments of debt	(18,397)	(5,253)
Proceeds from sale of interest in consolidated entities, net	400	3,758
Other financing activities	(400)	(686)
Net cash provided by (used in) financing activities	(26,033)	86,320
Effect of exchange rate changes on cash and cash equivalents	444	(154)
Net increase (decrease) in cash and cash equivalents	(2,430)	25,203
Cash and cash equivalents at beginning of period	23,466	30,708
Cash and cash equivalents at end of period	$21,036	$55,911
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accrued liabilities and accounts payable	$10,635	$29,113
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Nature of Operations
Google was incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. In 2015, we implemented a holding company reorganization, and as a result, Alphabet Inc. ("Alphabet") became the successor issuer to Google.
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure, platform services, and applications; and sales of products and services, such as fees received for subscription-based products, apps and in-app purchases, devices, and Tensor Processing Unit (TPU) systems.
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
For ads placed on Google Network properties, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we report advertising revenues for ads placed on Google Network properties on a gross basis; that is, the amounts billed to our customers are recorded as revenues, and amounts paid to Google Network partners are recorded as cost of revenues. Where we are the principal, we control the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory before it is transferred to our customers and is further supported by us being primarily responsible to our customers and having a level of discretion in establishing pricing.
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
Google Cloud
Google Cloud revenues consist of revenues from:
•Google Cloud Platform primarily generates consumption-based fees and subscriptions for infrastructure, platform, and other services. These services provide access to solutions such as artificial intelligence (AI) offerings including our enterprise AI infrastructure, Vertex AI platform, and Gemini Enterprise; cybersecurity offerings; and data and analytics solutions.
•Google Workspace includes subscriptions for cloud-based communication and collaboration tools for enterprises, such as Gmail, Docs, Calendar, Drive, and Meet, with integrated features like Gemini for Google Workspace.
•Product sales, primarily the sale of TPU systems.
•Other enterprise services.
Our cloud services are generally provided on either a consumption or subscription basis and may have contract terms longer than a year. Revenues related to cloud services provided on a consumption basis are recognized when the customer utilizes the services, based on the quantity of services consumed using the relative standalone selling price allocation. Revenues related to cloud services provided on a subscription basis are recognized over the contract term as the customer receives and consumes the benefits of the cloud services.
Our Google Cloud product sales generally consist of the sale of TPU systems comprising hardware, software, installation, support, and extended warranty services. Customer arrangements may also include options which are accounted for as rights of return. Product sales revenue from hardware, net of estimated allowances for returns, and software is recognized generally when control of the hardware is transferred to the customer. Installation, support, and extended warranty services revenue are recognized ratably over the service period or as services are performed.
Arrangements with Multiple Performance Obligations
At contract inception, we assess whether concurrent agreements with a customer should be accounted for as a single agreement. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price.

Table of Contents	Alphabet Inc.
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
Cost of Revenues
Cost of revenues consists of traffic acquisition costs (TAC) and other costs of revenues.
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
◦inventory and other costs related to the devices and TPU system hardware we sell; and
◦other technical infrastructure operations costs, including energy, equipment, and network capacity costs.
Inventory
Inventory consists primarily of hardware related to TPU systems for sale to enterprise customers and devices, which primarily include the Pixel family of products. We utilize third-party contract manufacturers to manufacture our inventory. Our inventory includes raw material components purchased directly from our suppliers; work-in-process inventory undergoing conversion into finished products; and fully assembled finished goods. Inventories are stated at the lower of cost or net realizable value.
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
In May 2026, the FASB issued ASU 2026-02 "Environmental Credits and Environmental Credit Obligations (Topic 818)” to provide recognition, measurement, presentation, and disclosure guidance for environmental credits and environmental credit obligations. Upon adoption, we will be required to account for environmental credits and environmental credit obligations under the new guidance. The standard is effective for our interim and annual 2028 periods, with early adoption permitted. The standard should be adopted on a retrospective basis. We are currently assessing adoption timing and the effect that the updated standard will have on our consolidated financial statements.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.
Note 2. Revenues
Disaggregated Revenues
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Google Search & other	$54,190	$63,271	$104,892	$123,670
YouTube ads	9,796	11,055	18,723	20,938
Google Network	7,354	7,303	14,610	14,274
Google advertising	71,340	81,629	138,225	158,882
Google subscriptions, platforms, and devices	11,203	12,911	21,582	25,295
Google Services total	82,543	94,540	159,807	184,177
Google Cloud	13,624	24,768	25,884	44,796
Other Bets	373	382	823	793
Hedging gains (losses)	(112)	106	148	(74)
Total revenues	$96,428	$119,796	$186,662	$229,692

Table of Contents	Alphabet Inc.
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2026		2025		2026
United States	$46,063	48%	$60,846	51%	$90,027	48%	$114,821	50%
EMEA(1)	28,262	29	32,501	27	54,185	29	63,969	28
APAC(1)	16,480	17	19,317	16	31,334	17	37,605	16
Other Americas(1)	5,735	6	7,026	6	10,968	6	13,371	6
Hedging gains (losses)	(112)	0	106	0	148	0	(74)	0
Total revenues	$96,428	100%	$119,796	100%	$186,662	100%	$229,692	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of June 30, 2026, we had $519.5 billion of remaining performance obligations (“revenue backlog”), of which $513.9 billion related to Google Cloud. Revenue backlog represents commitments in customer contracts that have not yet been recognized as revenue. We expect to recognize just over 50% of the revenue backlog as revenues over the next 24 months with the remainder to be recognized thereafter. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by contract duration, our ability to deliver in accordance with relevant contract terms, and when our customers utilize services. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods and excludes cancellable contracts and payments we make to our customers not expected to be in exchange for distinct goods and services. In the first quarter of 2026, we elected to change our reporting of revenue backlog to also include contracts with an original expected term of one year or less.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2025 was $8.6 billion, of which $4.9 billion was recognized as revenues for the six months ended June 30, 2026. Total deferred revenue as of June 30, 2026 was $10.1 billion.
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

Table of Contents	Alphabet Inc.

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash			$15,305
Cash equivalents:
Money market funds	$11,349	$0	$11,349
Time deposits	0	3,353	3,353
Government bonds	0	602	602
Corporate debt securities	0	99	99
Total cash and cash equivalents	11,349	4,054	30,708
Marketable securities:
Marketable equity securities	4,402	1,911	6,313
Government bonds	0	50,549	50,549
Corporate debt securities	0	21,565	21,565
Mortgage-backed and asset-backed securities	0	17,708	17,708
Total marketable securities	4,402	91,733	96,135
Total	$15,751	$95,787	$126,843

	As of June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash			$12,823
Cash equivalents:
Money market funds	$14,520	$0	$14,520
Time deposits	0	3,789	3,789
Government bonds	0	24,770	24,770
Corporate debt securities	0	9	9
Total cash and cash equivalents	14,520	28,568	55,911
Marketable securities:
Marketable equity securities(1)	86,049	1,014	87,063
Government bonds	0	51,822	51,822
Corporate debt securities	0	26,157	26,157
Mortgage-backed and asset-backed securities	0	21,521	21,521
Total marketable securities	86,049	100,514	186,563
Other non-current assets:
Marketable equity securities(2)	14,126	0	14,126
Total	$114,695	$129,082	$256,600
(1)    Includes $80.0 billion of Space Exploration Technologies Corp. (SpaceX) shares subject to short-term restrictions on the ability to sell.
(2)    Includes $14.1 billion of SpaceX shares subject to long-term restrictions on the ability to sell through the third quarter of 2027.

Table of Contents	Alphabet Inc.
Investments Measured at Fair Value on a Nonrecurring Basis
Non-marketable equity securities accounted for under the measurement alternative are investments in privately held companies without readily determinable market values. The carrying value of these non-marketable equity securities is adjusted upward or downward to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy, and remeasurements due to impairment are classified within Level 3. Our valuation methods include option pricing models, market comparable approach, and common stock equivalent method, which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, expected time to exit, risk-free rate, and the rights, and obligations of the securities we hold. These inputs vary significantly based on investment type.
As of June 30, 2026, the carrying value of our non-marketable equity securities accounted for under the measurement alternative was $124.3 billion, of which $87.9 billion was remeasured at fair value during the three months ended June 30, 2026 and was primarily classified within Level 2 of the fair value hierarchy at the time of measurement.
Debt and Equity Securities
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of June 30, 2026
Due in 1 year or less	$16,699
Due in 1 year through 5 years	50,932
Due in 5 years through 10 years	15,288
Due after 10 years	16,581
Total	$99,500
The following tables present fair values and gross unrealized gains and losses recorded to accumulated other comprehensive income (AOCI), less any expected credit losses, aggregated by investment category (in millions):

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$3,353	$0	$0	$3,353
Government bonds	49,087	443	(26)	49,504
Corporate debt securities	18,346	242	(32)	18,556
Mortgage-backed and asset-backed securities	14,337	174	(128)	14,383
Total investments with fair value change reflected in other comprehensive income	$85,123	$859	$(186)	$85,796

	As of June 30, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$3,789	$0	$0	$3,789
Government bonds	74,882	140	(184)	74,838
Corporate debt securities	22,933	84	(81)	22,936
Mortgage-backed and asset-backed securities	18,639	93	(197)	18,535
Total investments with fair value change reflected in other comprehensive income	$120,243	$317	$(462)	$120,098

Table of Contents	Alphabet Inc.
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$4,230	$(9)	$1,174	$(17)	$5,404	$(26)
Corporate debt securities	915	0	2,429	(24)	3,344	(24)
Mortgage-backed and asset-backed securities	1,377	(4)	3,035	(124)	4,412	(128)
Total	$6,522	$(13)	$6,638	$(165)	$13,160	$(178)

	As of June 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$29,785	$(163)	$818	$(21)	$30,603	$(184)
Corporate debt securities	10,546	(25)	1,432	(10)	11,978	(35)
Mortgage-backed and asset-backed securities	9,020	(78)	1,638	(119)	10,658	(197)
Total	$49,351	$(266)	$3,888	$(150)	$53,239	$(416)
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
The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Unrealized gain (loss) on fair value option debt securities	$130	$28	$227	$(114)
Gross realized gain on debt securities	84	65	350	148
Gross realized loss on debt securities	(63)	(105)	(238)	(138)
(Increase) decrease in allowance for credit losses	14	(20)	28	(39)
Total gain (loss) on debt securities recognized in other income (expense), net	$165	$(32)	$367	$(143)
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
All gains and losses, including impairments, are included as components of OI&E.

Table of Contents	Alphabet Inc.
The carrying values for non-marketable securities are summarized below (in millions):

	As of December 31, 2025	As of June 30, 2026
Non-marketable securities:
Total initial cost of non-marketable equity securities accounted for under the measurement alternative	$28,429	$47,642
Cumulative upward adjustments	44,485	85,732
Cumulative downward adjustments (including impairments)	(8,820)	(9,115)
Carrying value of non-marketable equity securities accounted for under the measurement alternative(1)	64,094	124,259
Equity method investments and other	4,593	7,202
Total non-marketable securities	$68,687	$131,461
(1)    As of June 30, 2026, our investments in non-marketable securities accounted for under the measurement alternative primarily consist of our investment in a private company.
Gains and Losses on Equity Securities
Gains and losses (including impairments), net, for equity securities included in OI&E are summarized below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Gross unrealized gain on non-marketable equity securities accounted for under the measurement alternative	$670	$77,544	$10,374	$114,161
Gross unrealized loss (including impairments) on non-marketable equity securities accounted for under the measurement alternative	(454)	(190)	(853)	(582)
Unrealized net gain (loss) on non-marketable equity securities accounted for under the measurement alternative	216	77,354	9,521	113,579
Unrealized net gain (loss) on marketable and other equity securities	853	21,399	1,088	21,531
Realized net gain (loss) on marketable and non-marketable equity securities sold during the period	217	278	435	836
Total gain (loss) on equity securities in other income (expense), net (1)	$1,286	$99,031	$11,044	$135,946
(1)Excludes income (loss) and impairment from equity method investments. Refer to Note 7 for further details.
Cumulative net gains (losses), calculated as the difference between the sales price and purchase price, represent the total net gains (losses) recognized after the initial purchase date. This represents the total economic impact of the investment, regardless of when the gains or losses were previously recognized. Cumulative net gains on equity securities sold were $43 million and $490 million during the three months ended June 30, 2025 and 2026, respectively, and $204 million and $992 million during the six months ended June 30, 2025 and 2026, respectively.
Derivative Financial Instruments
We utilize derivative instruments to manage risks relating to our ongoing business operations, including foreign currencies, interest rates, commodity prices, credit risk, and market prices of certain marketable equity securities. These derivatives are primarily classified within Level 2 of the fair value hierarchy.
We also enter into derivatives as a result of agreements with certain third parties to backstop certain payment obligations related to data centers, which we account for as credit derivatives. Additionally, a certain strategic investment includes forward funding commitments that are accounted for as equity derivatives, as they include rights to participate in future capital funding, the exercise of which is contingent upon the achievement of specified operational and financial milestones. These credit and equity derivatives are classified within Level 3 of the fair value hierarchy. Our valuation methods include probability-weighted expected return models, which may include a combination of observable and unobservable inputs, including counterparty risk, credit default rates, risk-free rates, and our contractual rights and obligations under the agreements.

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
As of June 30, 2026, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $614 million, which is expected to be reclassified from AOCI into revenues within the next 12 months.
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
Foreign currency-denominated debt designated as net investment hedges had a carrying value of $15.4 billion and $23.8 billion as of December 31, 2025 and June 30, 2026, respectively.
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
Gains and losses arising from these credit and equity derivatives are recorded within the “other” component of OI&E. See Note 7 for further details.

The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2025	As of June 30, 2026
Derivatives designated as hedging instruments:
Foreign exchange and other derivatives
Cash flow hedges	$23,852	$27,493
Net investment hedges	$14,203	$11,520
Derivatives not designated as hedging instruments:
Foreign exchange derivatives	$56,085	$54,387
Equity derivatives	$0	$20,000
Credit derivatives	$16,940	$43,785
Other derivatives	$15,900	$14,925
See Note 5 for further details on variable interest entity considerations relating to our equity and credit derivatives.
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2025		As of June 30, 2026
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange derivatives	$316	$197	$1,150	$18
Derivatives not designated as hedging instruments:
Foreign exchange derivatives	92	15	168	646
Equity derivatives	0	0	0	457
Credit derivatives	0	69	0	815
Other derivatives	324	98	384	22
Total derivatives not designated as hedging instruments	416	182	552	1,940
Total	$732	$379	$1,702	$1,958
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
The gains (losses) on derivatives and non-derivative financial instruments in cash flow hedging and net investment hedging relationships recognized in other comprehensive income are summarized below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Cash flow hedging relationship:
Foreign exchange and other derivatives
Amount included in the assessment of effectiveness	$(1,050)	$297	$(1,389)	$556
Amount excluded from the assessment of effectiveness	(108)	(15)	(169)	68
Net investment hedging relationship:
Amount included in the assessment of effectiveness
Foreign exchange derivatives	(643)	187	(849)	507
Foreign currency-denominated debt	(219)	364	(219)	804
Amounts excluded from the assessment of effectiveness
Foreign exchange derivatives	0	(16)	0	(15)
Total	$(2,020)	$817	$(2,626)	$1,920
The table below presents the gains (losses) of derivatives included in the Consolidated Statements of Income: (in millions):

	Three Months Ended June 30,
	2025		2026
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$96,428	$2,662	$119,796	$97,983

Effect of cash flow hedges:
Foreign exchange derivatives
Amount included in the assessment of effectiveness	$(138)	$0	$97	$0
Amount excluded from the assessment of effectiveness	26	0	9	0
Effect of net investment hedges:
Foreign exchange derivatives
Amount excluded from the assessment of effectiveness	0	29	0	63
Effect of non-designated hedges:
Foreign exchange derivatives	0	180	0	(602)
Equity derivatives	0	0	0	(457)
Credit derivatives	0	0	0	70
Other derivatives	0	(24)	0	48
Total gains (losses)	$(112)	$185	$106	$(878)

	Six Months Ended June 30,
	2025		2026
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$186,662	$13,845	$229,692	$135,699

Effect of cash flow hedges:
Foreign exchange derivatives
Amount included in the assessment of effectiveness	$104	$0	$(114)	$0
Amount excluded from the assessment of effectiveness (amortized)	44	0	40	0
Effect of fair value hedges:
Foreign exchange derivatives
Hedged items	0	(9)	0	0
Amount included in the assessment of effectiveness	0	9	0	0
Amount excluded from the assessment of effectiveness	0	1	0	0
Effect of net investment hedges:
Foreign exchange derivatives
Amount excluded from the assessment of effectiveness	0	60	0	125
Effect of non-designated hedges:
Foreign exchange derivatives	0	245	0	(781)
Equity derivatives	0	0	0	(457)
Credit derivatives	0	0	0	(77)
Other derivatives	0	(95)	0	62
Total gains (losses)	$148	$211	$(74)	$(1,128)

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
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$842	$(110)	$732	$(140)	$(231)	$361
Derivatives liabilities	$489	$(110)	$379	$(140)	$(15)	$224

	As of June 30, 2026
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets(1)	$1,781	$(79)	$1,702	$(635)	$(595)	$472
Derivatives liabilities	$2,037	$(79)	$1,958	$(635)	$(14)	$1,309
(1)The balances as of December 31, 2025 and June 30, 2026 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land, and offices throughout the world with varying lease terms.

Components of lease costs were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Operating lease cost	$818	$942	$1,608	$1,834
Finance lease cost:
Amortization of lease assets	112	259	208	485
Interest on lease liabilities	16	18	31	35
Finance lease cost	128	277	239	520
Variable lease cost	372	460	732	863
Total lease cost	$1,318	$1,679	$2,579	$3,217
Supplemental information related to leases was as follows (in millions):

	As of December 31, 2025	As of June 30, 2026
Weighted-average remaining lease term:
Operating leases	7.6 years	8.4 years
Finance leases	8.3 years	8.6 years
Weighted-average discount rate:
Operating leases	3.6%	3.8%
Finance leases	3.1%	3.3%

	As of December 31, 2025	As of June 30, 2026
Operating leases:
Operating lease assets	$15,221	$17,694

Accrued expenses and other liabilities	$3,209	$3,446
Operating lease liabilities	12,744	14,591
Total operating lease liabilities	$15,954	$18,037
Finance leases:
Property and equipment, at cost	$6,822	$7,915
Accumulated depreciation	(2,025)	(2,441)
Property and equipment, net	$4,797	$5,474

Accrued expenses and other liabilities	$441	$449
Other long-term liabilities	2,059	2,141
Total finance lease liabilities	$2,500	$2,590

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Cash payments for lease liabilities:
Operating cash flows used for operating leases	$783	$899	$1,661	$1,817
Operating cash flows used for finance leases	$16	$18	$31	$35
Financing cash flows used for finance leases(1)	$110	$318	$302	$840
Assets obtained in exchange for lease liabilities:
Operating leases	$831	$2,664	$1,528	$3,739
Finance leases	$83	$691	$606	$902
(1)Additionally, during the three and six months ended June 30, 2026, we made $201 million and $835 million of lease prepayments for leases not yet commenced, respectively, which are expected to be accounted for as finance leases.
Future lease payments as of June 30, 2026 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2026	$1,836	$206
2027	3,498	387
2028	2,979	377
2029	2,576	356
2030	2,046	285
Thereafter	8,398	1,309
Total undiscounted lease payments	21,333	2,920
Less: imputed interest	(3,296)	(330)
Total lease liability balance	$18,037	$2,590
As of June 30, 2026, we have entered into leases, primarily related to data centers, that have not yet commenced with future lease payments of $85.2 billion that are not yet recorded. These leases will commence between 2026 and 2031 with non-cancelable lease terms between one and 26 years.
Additionally, in June 2026, we entered into a short-term lease agreement with a non-cancelable commitment of approximately $5.8 billion, which will commence in the third quarter of 2026.
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
Our investments in private companies and renewable energy VIEs are primarily accounted for as non-marketable securities under the measurement alternative or the equity method. The carrying value of these investments are included within non-marketable securities on our Consolidated Balance Sheets. See Note 3 for further details on investments. The maximum exposure to these VIEs is generally limited to the current carrying value plus future funding commitments. As of December 31, 2025 and June 30, 2026, future funding commitments were $1.1 billion and $21.9 billion, respectively. As of June 30, 2026, this amount includes $20.0 billion of future capital funding commitments with a private company contingent upon the achievement of specified operational and financial milestones through 2030, which is accounted for as an equity derivative. See Note 3 for further details on derivatives.
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
Note 6. Debt
Short-Term Debt
We have a commercial paper program of up to $25.0 billion, which is used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2025 and June 30, 2026.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
During 2026, we issued $20.0 billion of US dollar-denominated fixed-rate senior unsecured notes and $31.8 billion of foreign currency-denominated fixed-rate senior unsecured notes for general corporate purposes.
In the first quarter of 2026, we issued fixed-rate senior unsecured notes consisting of: $20.0 billion US dollar-denominated notes with a weighted-average coupon rate of 4.80% and a weighted-average maturity of 15 years; £5.5 billion Sterling-denominated notes with a weighted-average coupon rate of 5.31% and a weighted-average maturity of 31 years; and CHF3.1 billion Swiss Franc-denominated notes with a weighted-average coupon rate of 1.06% and a weighted-average maturity of 10 years.
In the second quarter of 2026, we issued fixed-rate senior unsecured notes consisting of: €9.0 billion Euro-denominated notes with a weighted-average coupon rate of 3.90% and a weighted-average maturity of 13 years; C$8.5 billion Canadian dollar-denominated notes with a weighted-average coupon rate of 4.35% and a weighted-average maturity of 15 years; and ¥576.5 billion Japanese yen-denominated notes with a weighted-average coupon rate of 2.65% and a weighted-average maturity of 8 years.

Total outstanding long-term debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2025	As of June 30, 2026
Debt
2016 US dollar notes	2026	2.00%	2.23%	$2,000	$2,000
2020 US dollar notes	2027 - 2060	0.80% - 2.25%	0.93% - 2.33%	9,000	9,000
2025 US dollar notes(1)	2028 - 2075	3.88% - 5.70%	4.00% - 5.79%	22,500	22,500
2025 Euro notes(2)	2028 - 2064	2.38% - 4.38%	2.57% - 4.51%	15,585	15,074
2026 US dollar notes	2029 - 2066	3.70% - 5.75%	3.93% - 5.84%	0	20,000
2026 Sterling notes(2)	2029 - 2126	4.13% - 6.13%	4.23% - 6.19%	0	7,263
2026 Swiss franc notes(2)	2029 - 2051	0.43% - 1.87%	0.52% - 1.90%	0	3,772
2026 Euro notes(2)	2030 - 2063	3.20% - 4.80%	3.29% - 4.88%	0	10,239
2026 Canadian dollar notes(2)	2031 - 2056	3.65% - 5.00%	3.83% - 5.10%	0	5,985
2026 Japanese yen notes(2)	2029 - 2066	1.97% - 4.60%	2.04% - 4.64%	0	3,566
Other long-term debt				0	1,686
Total face value of long-term debt				49,085	101,085
Unamortized discount and debt issuance costs(2)				(542)	(921)
Less: current portion of long-term notes(3)				(1,996)	(1,999)
Total long-term debt				$46,547	$98,165
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
The notes in the table above are senior unsecured obligations and rank equally with each other. We may redeem the fixed-rate notes, other than the Japanese yen-denominated notes, at any time in whole or in part at specified redemption prices. The floating-rate notes and Japanese yen-denominated notes are not redeemable prior to maturity. Interest is payable quarterly for the floating-rate notes, semi-annually for the US dollar, Canadian dollar, and Japanese yen-denominated fixed-rate notes, and annually for the Euro, Sterling, and Swiss franc-denominated fixed-rate notes. The effective interest rates are based on proceeds received and contractual interest payments.
The total estimated fair value of the outstanding notes was approximately $45.6 billion and $94.9 billion as of December 31, 2025 and June 30, 2026, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2026, we had $11.7 billion of credit facilities, expiring at various dates through April 2030, of which $1.3 billion was outstanding. The outstanding debt under the credit facilities bears an interest rate of SOFR plus 1.5% to 2.25% that is paid quarterly.
Note 7. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $924 million and $995 million as of December 31, 2025 and June 30, 2026, respectively

Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2025	As of June 30, 2026
Technical infrastructure(1)	$203,679	$247,177
Office space	48,348	50,635
Corporate and other assets	14,463	6,498
Property and equipment, in service	266,490	304,310
Less: accumulated depreciation	(98,485)	(105,912)
Add: assets not yet in service	78,592	122,814
Property and equipment, net	$246,597	$321,212
(1)    As of December 31, 2025 and June 30, 2026, approximately 60% of technical infrastructure assets were comprised of servers and network equipment. The remaining balance was comprised of data center land and buildings and related assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2025	As of June 30, 2026
Accrued fines and settlements(1)	$15,594	$17,356
Accrued purchases of property and equipment	8,877	16,196
Accrued customer liabilities	5,029	5,238
Payables to brokers for unsettled investment trades	950	822
Income taxes payable, net	523	5,233
Other accrued expenses and current liabilities	24,584	28,169
Accrued expenses and other current liabilities	$55,557	$73,014
(1)    See Legal Matters in Note 10 for further details.
Noncontrolling Interests
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.4 billion and $7.1 billion as of December 31, 2025 and June 30, 2026, respectively, of which $841 million and $824 million were redeemable noncontrolling interests (RNCI) as of December 31, 2025 and June 30, 2026, respectively. NCI and RNCI are included within common stock and additional paid-in capital (APIC). Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2024	$(5,080)	$(299)	$579	$(4,800)
Other comprehensive income (loss) before reclassifications	3,273	836	(1,064)	3,045
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(169)	(169)
Amounts reclassified from AOCI	0	(113)	(90)	(203)
Other comprehensive income (loss)	3,273	723	(1,323)	2,673
Balance as of June 30, 2025	$(1,807)	$424	$(744)	$(2,127)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2025	$(2,558)	$678	$(36)	$(1,916)
Other comprehensive income (loss) before reclassifications	(331)	(629)	439	(521)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	(4)	0	68	64
Amounts reclassified from AOCI	0	15	73	88
Other comprehensive income (loss)	(335)	(614)	580	(369)
Balance as of June 30, 2026	$(2,893)	$64	$544	$(2,285)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
AOCI Components	Location	2025	2026	2025	2026
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$37	$(44)	$141	$(20)
	Benefit (provision) for income taxes	(8)	10	(28)	5
	Net of income tax	29	(34)	113	(15)
Unrealized gains (losses) on cash flow hedges
Foreign exchange derivatives	Revenue	(138)	97	104	(114)
Interest rate derivatives	Other income (expense), net	0	1	0	2
	Benefit (provision) for income taxes	31	(13)	(14)	39
	Net of income tax	(107)	85	90	(73)
Total amount reclassified, net of income tax		$(78)	$51	$203	$(88)
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Interest income	$1,050	$1,430	$2,051	$2,811
Interest expense(1)	(261)	(1,278)	(295)	(1,811)
Foreign currency exchange gain (loss), net	(69)	(160)	(175)	(14)
Gain (loss) on debt securities, net	165	(32)	367	(143)
Gain (loss) on equity securities, net	1,286	99,031	11,044	135,946
Income (loss) and impairment from equity method investments, net	419	(35)	397	25
Other	72	(973)	456	(1,115)
Other income (expense), net	$2,662	$97,983	$13,845	$135,699
(1)Interest expense is net of interest capitalized of $92 million and $363 million for the three months ended June 30, 2025 and 2026, respectively, and $171 million and $628 million for the six months ended June 30, 2025 and 2026, respectively.
Note 8. Acquisitions and Divestitures
Wiz Acquisition

On March 11, 2026, we completed our acquisition of Wiz for $29.5 billion, after purchase price adjustments and excluding post combination compensation arrangements. This acquisition represents an investment by Google Cloud to accelerate our capabilities in multicloud and AI-driven security. Following the close of the acquisition, the financial results are included in our consolidated financial statements within the Google Cloud segment.
The preliminary purchase price was allocated as follows (in millions):

Intangible assets	$8,300
Goodwill(1)	22,705
Net liabilities assumed(2)	(1,538)
Total purchase price	$29,467
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
The final purchase price was allocated as follows (in millions):

Goodwill(1)	$2,174
Property and equipment	5,129
Debt	(1,214)
Net liabilities assumed(2)	(221)
Total purchase price	$5,868
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
GFiber meets the criteria for held for sale classification. No impairment loss was recognized upon initial classification as held for sale and we ceased depreciation of the related long-lived assets. Held for sale assets primarily consist of property and equipment of $7.1 billion, which is included in other current assets in our Consolidated Balance Sheet as of June 30, 2026. The operating results of GFiber remain included within the Other Bets segment through the close of the transaction.
Note 9. Goodwill and Intangible Assets
Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2025	$24,870	$7,660	$850	$33,380
Additions	1,181	23,863	0	25,044
Foreign currency translation and other adjustments	(33)	(3)	(560)	(596)
Balance as of June 30, 2026	$26,018	$31,520	$290	$57,828
Intangible Assets
Information regarding intangible assets was as follows (in millions):

	As of December 31, 2025			As of June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$1,332	$(754)	$578	$4,823	$(936)	$3,887
Customer relationships	582	(318)	264	5,090	(491)	4,599
Trade names and other	553	(307)	246	672	(264)	408
Total definite-lived intangible assets	2,467	(1,379)	1,088	10,585	(1,691)	8,894
Indefinite-lived intangible assets	195	0	195	211	0	211
Total intangible assets	$2,662	$(1,379)	$1,283	$10,796	$(1,691)	$9,105
Amortization expense relating to intangible assets was $124 million and $367 million for the three months ended June 30, 2025 and 2026, respectively, and $246 million and $545 million for the six months ended June 30, 2025 and 2026, respectively.
Expected amortization expense of definite-lived intangible assets held as of June 30, 2026 was as follows (in millions):

Remainder of 2026	$747
2027	1,304
2028	1,142
2029	1,096
2030	1,055
Thereafter	3,550
Total definite-lived intangible assets	$8,894
Note 10. Commitments and Contingencies
Commitments
We have contractual obligations from contracts with remaining terms greater than one year primarily consisting of certain long-term supply agreements to secure future production capacity for technical infrastructure and inventory components. In addition, we have commitments for certain energy service agreements to secure energy for data center usage, and certain content licensing agreements. As of June 30, 2026, expected future fixed or guaranteed commitments under these agreements were $707.0 billion, the significant majority of which related to long-term supply agreements.
We expect contractual commitments under the long-term supply agreements and content licenses to generally be fulfilled through 2030. The energy service agreements include terms ranging from two to 26 years, with obligations through 2054, and generally include take-or-pay provisions for minimum quantities of energy supply and substantive termination fees.
Financial Guarantees

We provide financial guarantees to certain counterparties, primarily in the form of backstop agreements with varying terms through September 2026. These backstop agreements support counterparty procurement of long-lead time equipment for our future power purchase and energy agreements. As of June 30, 2026, our maximum potential amount of future payments under these guarantees was $7.6 billion, upon which we may receive certain assets. The fair value of these obligations was not material.
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
As of June 30, 2026, we did not have any material indemnification claims that were probable or reasonably possible.
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
Antitrust Matters
We are subject to formal and informal inquiries and investigations as well as litigation on various competition matters by regulatory authorities and private parties in the US, Europe, and other jurisdictions globally, including the following:
•Android: In July 2018, the European Commission (EC) announced its decision that certain provisions in Google's Android-related distribution agreements infringed European antitrust laws, imposed a €4.3 billion fine, and directed the termination of the conduct at issue. We appealed the EC decision and implemented changes to certain of our Android distribution practices. In September 2022, the General Court affirmed the EC decision but reduced the fine from €4.3 billion to €4.1 billion. We subsequently appealed the General Court's affirmation of the EC decision, which was denied by the European Court of Justice in July 2026. The EC decision is now final. In July 2026, we made a cash payment of $5.2 billion for the fine plus accrued interest.
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

•Search: In October 2020, the US Department of Justice (DOJ) and a number of state Attorneys General filed a lawsuit in the US District Court for the District of Columbia concerning Google's Search and Search advertising practices and its compliance with US antitrust laws. In August 2024, the US District Court for the District of Columbia ruled against Google. A final judgment was entered in December 2025, which, among other things, imposes restrictions on how Google distributes its services and requires Google to share certain search data with and offer syndication services to certain competitors. In January 2026, we appealed the final judgment and moved to pause implementation of certain remedies. The court denied the motion to stay as premature, allowing Google to seek a stay until the scope of certain remedies are more defined. In February 2026, the DOJ and state Attorneys General also appealed.
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
In December 2023, a California jury delivered a verdict against Google in Epic Games v. Google related to Google Play's business. Epic did not seek monetary damages. The presiding judge issued a remedies decision in October 2024, ordering a variety of alterations to our business models and operations and contractual agreements for Android and Google Play. We appealed the judgment, including the jury verdict and aspects of the remedies ordered. In July 2025, the Court of Appeals denied our appeal, and we subsequently petitioned the US Supreme Court for review. While that appeal was pending, we implemented the effective ordered remedies in October 2025. In March 2026, we reached a settlement with Epic to seek modification of the remedies, implement certain changes regarding the operation of Google Play, and resolve certain other lawsuits Epic has filed regarding Google Play's business. Following the settlement, we withdrew our petition to the US Supreme Court in March 2026, and Epic and Google filed a joint motion to modify the injunction in April 2026. In July 2026, Epic and Google jointly withdrew the motion to modify the injunction, and Google is complying with the October 2024 remedies decision.
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

This includes private claims stemming from regulatory proceedings in which Google's liability has been fully determined and the remaining dispute concerns potential damages.
For example, in July 2026, the Stockholm Patent and Market Court issued a decision against Google in a private action brought by PriceRunner (a subsidiary of Klarna) relating to Google's display and ranking of shopping search results. The Court awarded the plaintiff approximately $2.1 billion (awarded in multiple currencies) in principal damages plus accrued interest and costs, which we recognized in the second quarter of 2026. We appealed the decision.
For other such matters, given their nature, we cannot estimate a possible loss.
We believe we have strong arguments against open claims and will defend ourselves vigorously. We continue to cooperate with federal and state regulators in the US, the EC, and other regulators around the world.
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
Note 11. Stockholders' Equity
Common Stock Issuance
On June 4, 2026, the company completed an underwritten public offering of 29 million Class A shares at a price of $355.1982 per share and 29 million Class C shares at a price of $351.8018 per share. All shares have a par value of $0.001 per share.
Concurrently with the public offering, on June 4, 2026, the company completed a private placement of 14 million Class A and 14 million Class C shares to an affiliate of Berkshire Hathaway Inc. (the “private placement”). The shares were issued in a private placement pursuant to an exemption from registration under section 4(a)(2) of the Securities Act of 1933, as amended.
The net proceeds received by the company were $20.5 billion from the public offering and $10.0 billion from the private placement, after deducting underwriting discounts, commissions, and direct offering expenses which were recorded as a reduction to common stock and APIC. These proceeds will be used for general corporate purposes, including capital expenditures to scale AI infrastructure and global compute.
Mandatory Convertible Preferred Stock
On June 5, 2026, the company issued an aggregate amount of 385 million Series A and Series B depositary shares, representing 19 million shares of 6.25% Mandatory Convertible Preferred Stock, split evenly into Series A (indexed to Class A stock) and Series B (indexed to Class C stock). Each depositary share represents a 1/20th fractional interest in a share of preferred stock.
The mandatory convertible preferred stock has a par value of $0.001 per share and liquidation preference of $1,000 per share ($50 per depositary share). Aggregate net proceeds were $19.0 billion which will be used for general corporate purposes, including capital expenditures to scale AI infrastructure and global compute. Gross proceeds were reduced by underwriting discounts and offering expenses, which were recorded as a reduction to preferred stock and APIC.
Dividends are cumulative at an annual rate of 6.25% on the liquidation preference of $1,000 per share of mandatory convertible preferred stock and may be paid in cash, shares of common stock, or a combination of cash and shares of common stock, at the company’s election. Dividends that are declared will be payable quarterly on February 15, May 15, August 15, and November 15 of each year, commencing on August 15, 2026 and ending on, and including May 15, 2029 with the record date being the first of the respective month.
Unless earlier converted, each outstanding share will automatically convert on the mandatory conversion date, which is on or about May 15, 2029. The conversion rate for each share of our Series A mandatory convertible preferred stock will be between 2.2520 and 2.8160 shares of Class A stock, and Series B mandatory convertible preferred stock will convert into between 2.2740 and 2.8420 shares of Class C stock, depending on the applicable market value of our Class A and Class C stock upon conversion and subject to certain anti-dilution adjustments. The applicable market value will be determined based on the average volume-weighted average price per share over the 20 consecutive trading day final averaging period ending immediately prior to the mandatory conversion date.
If a fundamental change occurs on or prior to May 15, 2029, holders of mandatory convertible preferred stock will automatically convert into Class A or Class C shares, as applicable, at a special fundamental change conversion rate and, under certain circumstances, receive a fundamental change dividend make-whole amount. Other than during a fundamental change conversion period, at any time prior to May 15, 2029, holders may elect to convert at the minimum conversion rate, subject to certain anti-dilution and other adjustments.
The mandatory convertible preferred stock is not redeemable at the company’s election before the mandatory conversion date. Holders of the mandatory convertible preferred stock will not have any voting rights, with limited exceptions.
Capped Call Transactions
In connection with the issuance of the 385 million Series A and Series B depositary shares, representing 19 million shares of mandatory convertible preferred stock, the company entered into privately negotiated capped call transactions with certain financial institutions.

The company paid an aggregate premium of $1.0 billion for these capped call transactions, which was recorded as a reduction to preferred stock and APIC. The capped call transactions provide the company with the option to receive shares of Class A and Class C stock upon conversion of the mandatory convertible preferred stock. The transactions have an initial cap price of $532.6704 per share for the Class A and $527.7974 per share for Class C, each representing a premium of 50.0% over their respective public offering prices.
These transactions are intended to reduce the potential dilution to the company’s common stock upon conversion of the mandatory convertible preferred stock. As the transactions are indexed to the company’s own stock and meet certain accounting criteria, the capped call options are recorded as a reduction of stockholders’ equity and are not accounted for as derivatives.
At-the-Market Program
On June 1, 2026, the company entered into an equity distribution agreement with certain sales agents party thereto, pursuant to which we may sell both our Class A and Class C stock having aggregate sales proceeds of up to $40.0 billion from time to time through an at-the-market offering program (the "ATM Program").
Subject to the terms and conditions of the agreement, the company may sell shares of Class A and Class C stock through the sales agents listed in the agreement in amounts and at times to be determined by the company. In addition, we may elect to sell, through the sales agents or through others (whether acting as agent or principal), shares of our stock for forward settlement. We are not obligated to sell any of our shares under the ATM Program.
The proceeds from offerings under the ATM Program, if any, are primarily intended to be used to meet tax obligations associated with employee equity grants. As of June 30, 2026, we have not sold any shares under the ATM Program, and the full $40.0 billion remains available for future issuance.
Preferred and Common Dividends
In the three and six months ended June 30, 2026, total cash dividends on common stock were $1.3 billion and $2.5 billion for Class A, $184 million and $359 million for Class B, and $1.2 billion and $2.4 billion for Class C shares, respectively.
In April 2026, the company's Board of Directors declared a quarterly cash dividend on common stock of $0.22 per share, representing a 5% increase from the previous quarterly dividend of $0.21 per share.
In July 2026, the company's Board of Directors declared a quarterly cash dividend of $12.15 per share on each of our Series A and Series B mandatory convertible preferred stock (equivalent to approximately $0.60 per each of our Series A and Series B Depositary Shares) and a quarterly cash dividend of $0.22 per share on our Class A, Class B, and Class C stock. The mandatory convertible preferred stock dividend is payable on August 15, 2026 to stockholders of record for each of the company's Series A and Series B shares as of August 1, 2026, and the common stock dividend is payable on September 14, 2026 to stockholders of record for each of the company's Class A, Class B, and Class C shares as of September 7, 2026.
The company has declared a quarterly cash dividend in the current quarter, and intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.
Share Repurchases
In the three and six months ended June 30, 2026, there were no repurchases of the company's Class A or Class C shares.
In April 2025, the company's Board of Directors authorized a $70.0 billion share repurchase program for its Class A and Class C shares. As of June 30, 2026, $69.5 billion remained available for Class A and Class C share repurchases.
Repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase programs do not have an expiration date.

Note 12. Net Income Per Common Share
We compute net income per common share of Class A, Class B, and Class C stock using the two-class method. Basic net income per common share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per common share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of restricted stock units (RSUs), other contingently issuable shares, and mandatory convertible preferred stock. The dilutive effect of outstanding RSUs and other contingently issuable shares is reflected in diluted earnings per common share pursuant to the treasury stock method. The dilutive effect of mandatory convertible preferred shares is reflected in diluted earnings per common share pursuant to the if-converted method. The computation of the diluted net income per common share of Class A stock assumes the conversion of Class B stock, while the diluted net income per common share of Class B stock does not assume the conversion of those shares.
Net income available to common stockholders is calculated by adjusting net income to deduct accumulated and declared dividends on the mandatory convertible preferred stock.
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
Immaterial differences in net income per common share across our Class A, Class B, and Class C shares may arise due to the allocation of distributed earnings, which is based on the holders as of the record date, compared with the allocation of undistributed earnings and number of shares, which is based on the weighted-average shares outstanding over the periods.
The following tables set forth the computation of basic and diluted net income per common share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended June 30,
	2025				2026
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per common share:
Numerator
Allocation of distributed earnings (cash dividends paid to common stockholders)	$1,222	$178	$1,143	$2,543	$1,291	$184	$1,214	$2,689
Allocation of undistributed earnings	12,314	1,803	11,536	25,653	52,552	7,519	49,347	109,418
Net income available to common stockholders	$13,536	$1,981	$12,679	$28,196	$53,843	$7,703	$50,561	$112,107
Denominator
Number of shares used in per share computation	5,819	852	5,451	12,122	5,836	835	5,480	12,151
Basic net income per common share	$2.33	$2.33	$2.33	$2.33	$9.23	$9.23	$9.23	$9.23
Diluted net income per common share:
Numerator
Allocation of total earnings for basic computation	$13,536	$1,981	$12,679	$28,196	$53,843	$7,703	$50,561	$112,107
Reallocation of total earnings as a result of conversion of Class B to Class A shares	1,981	0	0	_(1)	7,703	0	0	_(1)
Preferred stock dividends declared and accumulated(2)	0	0	0	0	47	0	39	86
Reallocation of undistributed earnings	(88)	(11)	88	_(1)	(700)	(91)	700	_(1)
Net income	$15,429	$1,970	$12,767	$28,196	$60,893	$7,612	$51,300	112,193
Denominator
Number of shares used in basic computation	5,819	852	5,451	12,122	5,836	835	5,480	12,151
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	852	0	0	_(1)	835	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	76	76	0	0	142	142
Conversion of preferred stock(2)	0	0	0	0	8	0	8	16
Number of shares used in per share computation	6,671	852	5,527	12,198	6,679	835	5,630	12,309
Diluted net income per common share	$2.31	$2.31	$2.31	$2.31	$9.12	$9.12	$9.11	$9.11
(1)Not applicable for consolidated net income per common share.
(2)Preferred dividends are added back and preferred shares are assumed to have converted to common pursuant to the if-converted method.

	Six Months Ended June 30,
	2025				2026
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per common share:
Numerator
Allocation of distributed earnings (cash dividends paid to common stockholders)	$2,388	$350	$2,239	$4,977	$2,514	$359	$2,358	$5,231
Allocation of undistributed earnings	27,689	4,064	26,006	57,759	81,463	11,684	76,307	169,454
Net income available to common stockholders	$30,077	$4,414	$28,245	$62,736	$83,977	$12,043	$78,665	$174,685
Denominator
Number of shares used in per share computation	5,826	855	5,472	12,153	5,829	836	5,460	12,125
Basic net income per common share	$5.16	$5.16	$5.16	$5.16	$14.41	$14.41	$14.41	$14.41
Diluted net income per common share:
Numerator
Allocation of total earnings for basic computation	$30,077	$4,414	$28,245	$62,736	$83,977	$12,043	$78,665	$174,685
Reallocation of total earnings as a result of conversion of Class B to Class A shares	4,414	0	0	_(1)	12,043	0	0	_(1)
Preferred stock dividends declared and accumulated(2)	0	0	0	0	47	0	39	86
Reallocation of undistributed earnings	(239)	(31)	239	_(1)	(1,075)	(136)	1,075	_(1)
Net income	$34,252	$4,383	$28,484	$62,736	$94,992	$11,907	$79,779	$174,771
Denominator
Number of shares used in basic computation	5,826	855	5,472	12,153	5,829	836	5,460	12,125
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	855	0	0	_(1)	836	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	92	92	0	0	141	141
Conversion of preferred stock(2)	0	0	0	0	4	0	4	8
Number of shares used in per share computation	6,681	855	5,564	12,245	6,669	836	5,605	12,274
Diluted net income per common share	$5.13	$5.13	$5.12	$5.12	$14.24	$14.24	$14.23	$14.24
(1)Not applicable for consolidated net income per common share.
(2)Preferred dividends are added back and preferred shares are assumed to have converted to common pursuant to the if-converted method.

Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended June 30, 2025 and 2026, total stock-based compensation (SBC) expense was $6.0 billion and $8.0 billion, including amounts associated with awards we expect to settle in Alphabet stock of $5.8 billion and $7.6 billion, respectively. For the six months ended June 30, 2025 and 2026, total SBC expense was $11.5 billion and $15.2 billion, including amounts associated with awards we expect to settle in Alphabet stock of $11.1 billion and $14.1 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet RSUs and performance stock units (PSUs), both of which include dividend equivalents awarded to holders of unvested stock, for the six months ended June 30, 2026 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2025	282	$159.75
Granted	114	$292.21
Vested	(86)	$165.35
Forfeited/canceled	(16)	$180.00
Unvested as of June 30, 2026	294	$208.46
As of June 30, 2026, there was $59.1 billion of unrecognized compensation cost related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.
Note 14. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Income before provision for income taxes	$33,933	$138,753	$75,722	$216,165
Provision for income taxes	$5,737	$26,560	$12,986	$41,394
Effective tax rate	16.9%	19.1%	17.1%	19.1%
We are subject to income taxes in the US and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $11.5 billion and $12.1 billion, of which $9.7 billion and $10.3 billion, if recognized, would affect our effective tax rate, as of December 31, 2025 and June 30, 2026, respectively.
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
•Google Cloud includes infrastructure and platform services, applications, and other products and services for enterprise customers. Google Cloud generates services revenues primarily from consumption-based fees and subscriptions received for Google Cloud Platform services, Google Workspace communication and collaboration tools, and other enterprise services. Google Cloud generates product revenues primarily from the sale of TPU systems.
•Other Bets is a combination of multiple operating segments that are not individually material. Revenues from Other Bets are generated primarily from the sale of autonomous transportation services and internet services.

Revenues, certain costs, such as costs associated with content and traffic acquisition, certain engineering activities, and inventory, as well as certain operating expenses are directly attributable to our segments. Due to the integrated nature of Alphabet, other costs and expenses, such as technical infrastructure and office facilities, are managed centrally at a consolidated level. These costs, including the associated depreciation, are allocated to operating segments as a service cost generally based on usage, headcount, or revenue.
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
The following table presents revenue, profitability, and expense information about our segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Revenues:
Google Services	$82,543	$94,540	$159,807	$184,177
Google Cloud	13,624	24,768	25,884	44,796
Other Bets	373	382	823	793
Hedging gains (losses)	(112)	106	148	(74)
Total revenues	$96,428	$119,796	$186,662	$229,692
Operating income (loss):
Google Services	$33,063	$39,544	$65,745	$80,133
Google Cloud	2,826	8,814	5,003	15,412
Other Bets	(1,246)	(1,799)	(2,472)	(3,899)
Alphabet-level activities	(3,372)	(5,789)	(6,399)	(11,180)
Total income from operations	$31,271	$40,770	$61,877	$80,466
Supplemental information about segment expenses:
Google Services:
Employee compensation expenses	$11,306	$12,275	$22,643	$24,481
Other costs and expenses	38,174	42,721	71,419	79,563
Total Google Services costs and expenses	$49,480	$54,996	$94,062	$104,044
Google Cloud:
Employee compensation expenses	$5,517	$6,933	$10,929	$13,376
Other costs and expenses	5,281	9,021	9,952	16,008
Total Google Cloud costs and expenses	$10,798	$15,954	$20,881	$29,384

Google Services and Google Cloud employee compensation expenses include the costs associated with direct and allocated employees. Google Services and Google Cloud other costs and expenses primarily include direct costs, such as advertising and promotional activities, inventory costs, legal and other matters, and third-party services fees as well as allocated costs, such as technical infrastructure and office facilities usage costs. Additionally, Google Services other costs and expenses include content acquisition costs and TAC.
See Note 2 for further details relating to revenues by geography.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2025	As of June 30, 2026
Long-lived assets:
United States	$195,337	$259,952
International	66,481	78,954
Total long-lived assets	$261,818	$338,906

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with "Note about Forward-Looking Statements" and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including Part I, Item 1A "Risk Factors," as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Revenues and Monetization Metrics
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure, platform services, and applications; and sales of products and services, such as fees received for subscription-based products, apps and in-app purchases, devices, and TPU systems. For additional information on how we recognize revenue, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
•Product sales, primarily the sale of TPU systems.
•Other enterprise services.

Fluctuations in our Google Cloud revenues have been, and may continue to be, affected by factors in addition to the general factors described above, such as changes in customer usage, demand, and supply availability. We have signed a limited number of agreements to supply TPU systems to customers who require or provide on-premises infrastructure for specialized, high-scale workloads. In the second quarter of 2026, we began recognizing revenues from these agreements, with the significant majority to be recognized in 2027.
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
◦inventory and other costs related to the devices and TPU system hardware we sell; and
◦other technical infrastructure operations costs, including energy, equipment, and network capacity costs.
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
Executive Overview
The following table summarizes consolidated financial results (in millions, except for per share information and percentages):

	Three Months Ended
	June 30,
	2025	2026	$ Change	% Change
Consolidated revenues	$96,428	$119,796	$23,368	24%

Cost of revenues	$39,039	$45,943	$6,904	18%
Operating expenses	$26,118	$33,083	$6,965	27%

Operating income	$31,271	$40,770	$9,499	30%
Operating margin	32%	34%		2%

Other income (expense), net	$2,662	$97,983	$95,321	3,581%

Net income available to common stockholders	$28,196	$112,107	83,911	298%
Diluted net income per common share(1)	$2.31	$9.11	$6.80	294%
(1)    For additional information on the calculation of diluted net income per common share, see Note 12 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

•Revenues were $119.8 billion, an increase of 24% year over year, primarily driven by an increase in Google Services revenues of $12.0 billion, or 15%, and an increase in Google Cloud revenues of $11.1 billion, or 82%.
•Cost of revenues was $45.9 billion, an increase of 18% year over year, primarily driven by increases in depreciation expense, TAC, inventory and other costs, content acquisition costs, and other technical infrastructure operations costs.
•Operating expenses were $33.1 billion, an increase of 27% year over year, primarily driven by increases in employee compensation expenses, advertising and promotional activities, and depreciation expense.
Other Information:
•In June 2026, we issued a combination of Class A stock and Class C stock and mandatory convertible preferred stock for aggregate net proceeds of $49.6 billion, to be used for general corporate purposes, including capital expenditures to scale AI infrastructure and global compute. Additionally, we entered into an equity distribution agreement with certain sales agents to sell up to $40.0 billion of our Class A stock and Class C stock from time to time through an ATM Program. The proceeds of the ATM Program are primarily intended to be used to meet tax obligations associated with employee equity grants. As of June 30, 2026, we have not sold any shares under the ATM Program. For additional information regarding the equity capital raise and related capped call transactions, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•On July 2, 2026, the EC upheld its 2018 decision that certain provisions in Google's Android-related distribution agreements infringed European antitrust laws. The court imposed fine and interest of $5.2 billion, which was previously accrued, was paid in July 2026.
•In the second quarter of 2026, we issued senior unsecured notes for net proceeds of $20.3 billion, to be used for general corporate purposes.
•OI&E of $98.0 billion for the three months ended June 30, 2026 included net gains on equity securities of $99.0 billion, primarily related to unrealized gains in our equity securities portfolio from SpaceX and a private company.
•In the second quarter of 2026, we accrued $2.1 billion in legal charges related to a Stockholm Patent and Market Court decision regarding a private action brought against Google by PriceRunner (a subsidiary of Klarna). The principal damages of $1.5 billion were accrued in general and administrative expenses in our Google Services segment, and accrued interest and costs of $581 million was recognized in other income (expense), net.
•Operating cash flow was $39.1 billion for the three months ended June 30, 2026.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $44.9 billion for the three months ended June 30, 2026.
•As of June 30, 2026, we had 198,933 employees.
We are monitoring ongoing developments surrounding geopolitical tension, international trade, and the macroeconomic environment. As a result, we may experience direct and indirect effects on our business, operations, and financial results. Our past results may not be indicative of our future performance, and our financial results may differ materially from historical trends.
Financial Results

Revenues
The following table presents revenues by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Google Search & other	$54,190	$63,271	$104,892	$123,670
YouTube ads	9,796	11,055	18,723	20,938
Google Network	7,354	7,303	14,610	14,274
Google advertising	71,340	81,629	138,225	158,882
Google subscriptions, platforms, and devices	11,203	12,911	21,582	25,295
Google Services total	82,543	94,540	159,807	184,177
Google Cloud	13,624	24,768	25,884	44,796
Other Bets	373	382	823	793
Hedging gains (losses)	(112)	106	148	(74)
Total revenues	$96,428	$119,796	$186,662	$229,692
Google Services
Google Advertising
Google Search & other
Google Search & other revenues increased $9.1 billion and $18.8 billion from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.
YouTube ads
YouTube ads revenues increased $1.3 billion and $2.2 billion from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026. The growth was driven by our direct response advertising products followed by our brand advertising products, both of which benefited from increased spending by our advertisers.
Google Network
Google Network revenues decreased $51 million and $336 million from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026, primarily due to a decrease in AdSense revenues, partially offset by an increase in AdMob revenues.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Google Search & other
Paid clicks change	13%	13%
Cost-per-click change	3%	4%
Google Network
Impressions change	(12)%	(10)%
Cost-per-impression change	13%	10%
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
Google Subscriptions, Platforms, and Devices
Google subscriptions, platforms, and devices revenues increased $1.7 billion and $3.7 billion from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026. The growth was primarily driven by an increase in subscriptions revenues. This increase was primarily due to the contribution from growth in paid subscriptions across both YouTube services and Google One.
Google Cloud
Google Cloud revenues increased $11.1 billion and $18.9 billion from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026 primarily driven by growth in Google Cloud Platform largely from infrastructure and platform services. In addition, in the second quarter of 2026, we began recognizing revenue from the sale of TPU systems.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
United States	48%	51%	48%	50%
EMEA	29%	27%	29%	28%
APAC	17%	16%	17%	16%
Other Americas	6%	6%	6%	6%
Hedging gains (losses)	0%	0%	0%	0%
For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Costs and Expenses
Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
TAC	$14,705	$16,179	$28,453	$31,407
Other cost of revenues	24,334	29,764	46,947	55,807
Total cost of revenues	$39,039	$45,943	$75,400	$87,214
Total cost of revenues as a percentage of revenues	41%	38%	40%	38%
Cost of revenues increased $6.9 billion from the three months ended June 30, 2025 to the three months ended June 30, 2026 due to an increase in other cost of revenues and TAC of $5.4 billion and $1.5 billion, respectively. Cost of revenues increased $11.8 billion from the six months ended June 30, 2025 to the six months ended June 30, 2026 due to an increase in other cost of revenues and TAC of $8.9 billion and $3.0 billion, respectively.
The increase in TAC from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 20.6% to 19.8% from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026, primarily due to a revenue mix shift from Google Network properties to Google Search & other properties. The TAC rate on Google Search & other revenues was substantially consistent from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026. The TAC rates on Google Network revenues reflected a slight increase from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026 due to a combination of factors, none of which were individually significant.

The increase in other cost of revenues from the three months ended June 30, 2025 to the three months ended June 30, 2026 was primarily due to increases in depreciation expense, inventory and other costs, content acquisition costs, largely for YouTube, and other technical infrastructure operations costs.
The increase in other cost of revenues from the six months ended June 30, 2025 to the six months ended June 30, 2026 was primarily due to increases in depreciation expense, content acquisition costs, largely for YouTube, inventory and other costs, employee compensation expenses, and other technical infrastructure operation costs.

Research and Development
The following table presents research and development expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Research and development expenses	$13,808	$18,219	$27,364	$35,251
Research and development expenses as a percentage of revenues	14%	15%	15%	15%
Research and development expenses increased $4.4 billion and $7.9 billion from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026, primarily driven by increases in employee compensation expenses of $2.9 billion and $5.3 billion, as well as depreciation expense of $592 million and $1.1 billion, respectively.
Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Sales and marketing expenses	$7,101	$8,403	$13,273	$16,009
Sales and marketing expenses as a percentage of revenues	7%	7%	7%	7%
Sales and marketing expenses increased $1.3 billion and $2.7 billion from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026, primarily driven by increases in advertising and promotional activities of $764 million and $1.4 billion, as well as employee compensation expenses of $402 million and $806 million, respectively.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
General and administrative expenses	$5,209	$6,461	$8,748	$10,752
General and administrative expenses as a percentage of revenues	5%	5%	5%	5%
General and administrative expenses increased $1.3 billion from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily driven by increases in employee compensation expenses of $279 million, non-income tax expenses of $258 million, expenses related to legal and other matters of $231 million which included a $1.5 billion charge related to a certain legal matter, and a combination of other factors, none of which were individually significant.
General and administrative expenses increased $2.0 billion from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily driven by increases in employee compensation expenses of $551 million, expenses related to legal and other matters of $439 million which included a $1.5 billion charge related to a certain legal matter, non-income tax expenses of $367 million, and a combination of other factors, none of which were individually significant.

Segment Profitability
We report our segment results as Google Services, Google Cloud, and Other Bets. Additionally, certain costs are not allocated to our segments because they represent Alphabet-level activities. For further details on our segments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
The following table presents segment operating income (loss) (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Operating income (loss):
Google Services	$33,063	$39,544	$65,745	$80,133
Google Cloud	2,826	8,814	5,003	15,412
Other Bets	(1,246)	(1,799)	(2,472)	(3,899)
Alphabet-level activities(1)	(3,372)	(5,789)	(6,399)	(11,180)
Total income from operations	$31,271	$40,770	$61,877	$80,466
(1)Alphabet-level activities primarily reflect expenses related to our shared AI research and development.
Google Services
Google Services operating income increased $6.5 billion and $14.4 billion from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026, respectively. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in TAC.
Google Cloud
Google Cloud operating income increased $6.0 billion and $10.4 billion from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026, respectively. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in usage costs for technical infrastructure and employee compensation expenses.
Other Bets
Other Bets operating loss increased $553 million from the three months ended June 30, 2025 to the three months ended June 30, 2026. The increase in operating loss was primarily driven by an increase in employee compensation expenses and a combination of other factors, none of which were individually significant.
Other Bets operating loss increased $1.4 billion from the six months ended June 30, 2025 to the six months ended June 30, 2026. The increase in operating loss was primarily driven by increases in employee compensation expenses, third-party services fees, and a combination of other factors, none of which were individually significant.

Other Income (Expense), Net
The following table presents OI&E (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Interest income	$1,050	$1,430	$2,051	$2,811
Interest expense	(261)	(1,278)	(295)	(1,811)
Foreign currency exchange gain (loss), net	(69)	(160)	(175)	(14)
Gain (loss) on debt securities, net	165	(32)	367	(143)
Gain (loss) on equity securities, net	1,286	99,031	11,044	135,946
Income (loss) and impairment from equity method investments, net	419	(35)	397	25
Other	72	(973)	456	(1,115)
Other income (expense), net	$2,662	$97,983	$13,845	$135,699

OI&E, net increased $95.3 billion and $121.9 billion from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026, respectively, primarily related to unrealized gains in our equity securities portfolio from SpaceX and a private company.
For additional information, see Note 3 and Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Income before provision for income taxes	$33,933	$138,753	$75,722	$216,165
Provision for income taxes	$5,737	$26,560	$12,986	$41,394
Effective tax rate	16.9%	19.1%	17.1%	19.1%
The effective tax rate increased from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026. The increase is primarily attributed to higher pre-tax earnings from unrealized gains on equity securities that are deferred tax liabilities at the statutory tax rate.
The Organization for Economic Cooperation and Development (OECD) published model rules for the implementation of a minimum global effective tax rate of 15%. Many countries have implemented or are in the process of implementing the rules. In January 2026, the OECD introduced new guidance including a "Side-by-Side Safe Harbor" which, if elected, exempts US domestic operations from being taxed by global minimum tax rules. However, it does not exempt foreign subsidiaries from local minimum tax requirements. These rules did not have a material effect on our income tax provision for the six months ended June 30, 2026. As more countries enact these global minimum tax rules, our effective tax rate and cash tax payments could be affected.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of June 30, 2026, we had $242.5 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents cash flows (in millions):

	Six Months Ended
	June 30,
	2025	2026
Net cash provided by operating activities	$63,897	$84,859
Net cash used in investing activities	$(40,738)	$(145,822)
Net cash provided by (used in) financing activities	$(26,033)	$86,320
Cash Provided by Operating Activities
Our largest source of cash provided by operations are advertising revenues generated by Google Search & other properties, YouTube properties, and Google Network properties. In Google Services, we also generate cash through consumer subscriptions, the sale of apps and in-app purchases, and devices. In Google Cloud, we generate cash through consumption-based fees and subscriptions for infrastructure, platform, applications, and other cloud services, as well as from product sales.
Our primary uses of cash from operating activities include payments to distribution and Google Network partners, to employees for compensation, and to content providers. Other uses of cash from operating activities include payments to suppliers for inventory, to tax authorities for income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased from the six months ended June 30, 2025 to the six months ended June 30, 2026 due to an increase in cash received from customers, partially offset by an increase in cash payments for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the six months ended June 30, 2025 to the six months ended June 30, 2026 primarily due to an increase in purchases of property and equipment, driven by investments in technical infrastructure, an increase in purchases of marketable securities, and an increase in payments for acquisitions.
Cash Provided by Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt, proceeds from issuance of equity, and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repayments of debt, net payments related to stock-based award activities, and dividend payments.
Net cash provided by financing activities for the six months ended June 30, 2026 compared to net cash used in financing activities for the six months ended June 30, 2025 was primarily due to the issuance of common stock, a decrease in repurchases of stock, an increase in the issuance of debt, and the issuance of mandatory convertible preferred stock.
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
During the six months ended June 30, 2025 and 2026, we spent $39.6 billion and $80.6 billion on capital expenditures, respectively. In 2026, we expect to significantly increase, relative to 2025, our investment in our technical infrastructure, including servers and network equipment and data centers. Depreciation of our property and equipment commences when such assets are ready for their intended use. For the six months ended June 30, 2025 and 2026, our depreciation on property and equipment was $9.5 billion and $13.6 billion, respectively.
Leases
As of June 30, 2026, the amount of total undiscounted future lease payments under operating and finance leases was $21.3 billion and $2.9 billion, respectively.

As of June 30, 2026, we have entered into leases, primarily related to data centers, that have not yet commenced with future lease payments of $85.2 billion. These leases will commence between 2026 and 2031 with non-cancelable lease terms between one and 26 years.
Additionally, in June 2026, we entered into a short-term lease agreement with a non-cancelable commitment of approximately $5.8 billion, which will commence in the third quarter of 2026.
For additional information on leases, see Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Financing
As of June 30, 2026, we had long-term debt outstanding with a total carrying value of $98.2 billion.
During the six months ended June 30, 2026, we issued $20.0 billion of U.S. dollar-denominated fixed-rate senior unsecured notes and $31.8 billion of foreign currency-denominated fixed-rate senior unsecured notes for general corporate purposes, across Sterling, Swiss Franc, Euro, Canadian dollars, and Japanese yen.
As of June 30, 2026, we had $11.7 billion of credit facilities, expiring at various dates through April 2030, of which $1.3 billion was outstanding. The outstanding debt under the credit facilities bears an interest rate of SOFR plus 1.5% to 2.25% that is paid quarterly. We also have a commercial paper program of up to $25.0 billion, which is used for general corporate purposes. As of June 30, 2026, we had no commercial paper outstanding.
For additional information, see Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Common Stock
On June 4, 2026, the company completed an underwritten public offering of 29 million Class A shares at a price of $355.1982 per share and 29 million Class C shares at a price of $351.8018 per share. The net proceeds received by the company were $20.5 billion which will be used for general corporate purposes, including capital expenditures to scale AI infrastructure and global compute.
Concurrently on June 4, 2026, the company completed a $10.0 billion private placement of 14 million Class A and 14 million Class C shares to an affiliate of Berkshire Hathaway Inc.
Mandatory Convertible Preferred Stock
On June 5, 2026, the company issued an aggregate amount of 385 million Series A and Series B depositary shares, representing 19 million shares of 6.25% mandatory convertible preferred stock, split evenly into Series A (indexed to Class A stock) and Series B (indexed to Class C stock). Aggregate net proceeds were $19.0 billion which will be used for general corporate purposes, including capital expenditures to scale AI infrastructure and global compute.
At-the-Market Program
On June 1, 2026, the company entered into an equity distribution agreement with certain sales agents party thereto, pursuant to which we may sell both our Class A and Class C stock having aggregate sales proceeds of up to $40.0 billion from time to time through the ATM Program. The proceeds from offerings under the ATM Program, if any, are primarily intended to be used to meet tax obligations associated with employee equity grants. As of June 30, 2026, we have not sold any shares under the ATM Program, and the full $40.0 billion remains available for future issuance.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Preferred and Common Dividends
In the three and six months ended June 30, 2026, total cash dividends on common stock were $1.3 billion and $2.5 billion for Class A, $184 million and $359 million for Class B, and $1.2 billion and $2.4 billion for Class C shares, respectively.
In April 2026, the company's Board of Directors declared a quarterly cash dividend on common stock of $0.22 per share, representing a 5% increase from the previous quarterly dividend of $0.21 per share.

In July 2026, the company's Board of Directors declared a quarterly cash dividend of $12.15 per share on each of our Series A and Series B mandatory convertible preferred stock (equivalent to approximately $0.60 per each of our Series A and Series B Depositary Shares) and a quarterly cash dividend of $0.22 per share on our Class A, Class B, and Class C stock. The mandatory convertible preferred stock dividend is payable on August 15, 2026 to stockholders of record for each of the company's Series A and Series B shares as of August 1, 2026, and the common stock dividend is payable on September 14, 2026 to stockholders of record for each of the company's Class A, Class B, and Class C shares as of September 7, 2026.
The company has declared a quarterly cash dividend in the current quarter, and intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.
Share Repurchase Program
In the three and six months ended June 30, 2026, there were no repurchases of the company's Class A or Class C shares.
In April 2025, the company's Board of Directors authorized a $70.0 billion share repurchase program for its Class A and Class C shares. As of June 30, 2026, $69.5 billion remained available for Class A and Class C share repurchases.
Repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The repurchase programs do not have an expiration date.
Accrued Legal and Regulatory
As of June 30, 2026, we had short-term accrued legal and regulatory fines and settlements of $17.4 billion. This amount primarily included EC fines, in addition to accruals related to other legal matters and regulatory fines and settlements. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Taxes
As of June 30, 2026, we had long-term income taxes payable of $11.3 billion primarily related to unrecognized tax benefits. The timing and amount of any payment related to these unrecognized tax benefits are uncertain and cannot be estimated.
Purchase Commitments and Other Contractual Obligations
As of June 30, 2026, we had material purchase commitments and other contractual obligations totaling $811.0 billion, of which $200.7 billion was short-term. These purchase commitments primarily relate to costs for technical infrastructure and inventory through long-term supply agreements and open purchase orders. Additional contractual obligations include commitments for content licenses and energy take-or-pay contracts. For additional information related to our long-term supply agreements, energy take-or-pay contracts, and content licenses, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
As of June 30, 2026, we provided backstops in the form of financial guarantees and credit derivatives with maximum potential amount of future payments of $7.6 billion and $43.8 billion, respectively. Upon a default under these backstops, we retain the right to assume the underlying leases for internal use or to sublease to third parties. Under specific conditions or following a predetermined period, we may elect to extinguish the backstop obligation by making a termination payment. For additional information, see Note 3 and Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
We have also entered into an agreement to provide an estimated $24.1 billion of future backstops to support the build-out of data center and energy supply infrastructure, subject to finalization of terms with data center providers. For additional information, see Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Additionally, as of June 30, 2026, we have $20.0 billion of future capital funding commitments with a private company contingent upon the achievement of specified operational and financial milestones through 2030, which is accounted for as an equity derivative. For additional information, see Note 3 and Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

For agreements with variable terms, we do not estimate the non-cancelable obligation beyond any minimum quantities and/or pricing as of June 30, 2026. In certain instances, the amount of our contractual obligations may change based on the expected timing of order fulfillment from our suppliers. Power purchase and energy agreements without a fixed or minimum commitment are not included.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

To meet the AI compute capacity demands of our customers, we are engaging in the supply of TPU systems which may increase our costs and operational complexity. We also have a number of large, long-duration commercial agreements, which could increase our liabilities and obligations in the event of nonperformance by us, our counterparties, or vendors. These include certain financial guarantees, such as backstops to support the build-out of third-party data centers and power infrastructure. In the event of such nonperformance or industry challenges, we may incur additional liabilities, have excess capacity that we cannot easily redeploy, and not receive payments from our counterparties or customers.
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
Disruptions in our ability to access the capital markets, obtain future financing, or manage our indebtedness could adversely affect our ability to execute our strategy and harm our financial condition.
We may from time to time access capital markets for debt or equity, including through our ATM Program, or any derivative securities thereof, or seek to enter into other forms of financing, such as leases. Any difficulty in accessing capital markets, entering into other forms of financing on favorable terms, or managing our existing indebtedness could increase our costs of financing and restrict our ability to invest in our business. Furthermore, our current and any future indebtedness, including obligations arising under leases, backstops, guarantees, and potential liabilities from large commercial agreements, combined with the dilutive impact of current or future equity issuances, could harm our financial condition, depress our stock price or reduce our financial and business flexibility.
Risks Related to Laws, Regulations, and Policies
Privacy, data protection, data usage, and portability regulations are complex and rapidly evolving areas. Any failure or alleged failure to comply with these laws could harm our business, reputation, financial condition, and operating results.
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
•The EU's Digital Markets Act, which requires in-scope companies to obtain user consent for combining data across certain products, mandate the sharing of search data with third-party search engines, and require interoperable access to the Android operating system by third-party AI companies, among other changes; and the EU Data Act, which introduces new data portability requirements with respect to connected products (i.e., 'internet of things' products) and related services, as well as interoperability obligations on data processing services.
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
Risks Related to Ownership of Our Stock
Additional issuances of our Class A stock or Class C stock under our ATM Program, any conversions of our Mandatory Convertible Preferred Stock to Class A stock or Class C stock and any other future sales or other issuances of our Class A stock or Class C stock could dilute our existing stockholders or otherwise depress the market prices of our Class A stock and Class C stock.
In June 2026, we established an ATM Program, pursuant to which we may offer and sell up to $40 billion of shares of our Class A stock and Class C stock to or through sales agents under established limits. Any sales under our ATM Program could have dilutive effects for our existing stockholders over time. In addition, the conversion of some or all of our shares of Mandatory Convertible Preferred Stock and our depositary shares, or any election to settle our contractually required dividend payments on our Mandatory Convertible Preferred Stock in the form of Class A stock or Class C stock, could also have dilutive effects for our existing stockholders over time.
The market prices of our Class A stock or Class C stock is likely to be influenced by any sales under our ATM Program, the issuance of additional Class A stock or Class C stock in connection with the conversion of or dividend payments on our Mandatory Convertible Preferred Stock and our depositary shares, or any other future sales or other issuances of our Class A stock or Class C stock. Market prices could be depressed as a result of: (1) investors’ anticipation of the potential sale or resale, as applicable, under the ATM Program or received upon conversion of our Mandatory Convertible Preferred Stock or our depositary shares; (2) possible sales of our Class A stock or Class C stock by investors who view the Mandatory Convertible Preferred Stock or our depositary shares as a more attractive means of equity participation in us than owning shares of Class A stock or Class C stock; and (3) any hedging or arbitrage trading activity involving the Mandatory Convertible Preferred Stocks or our depositary shares and our Class A stock or Class C stock. There is no assurance that any depression in the market price from such dilution will only be in the short-term or temporary.
We cannot guarantee that we will make repurchases under any share repurchase program, that our common stock dividend program will be continuously active or fully consummated, or that the required dividend payments on our Mandatory Convertible Preferred Stock together with any repurchases or dividends on our common stock will enhance long-term stockholder value. Further, share repurchases or dividends could increase the volatility of our stock prices and could diminish our cash reserves.
We have historically engaged in share repurchases of our Class A stock and Class C stock from time to time in accordance with authorizations from the Board of Directors of Alphabet. Our repurchase program does not have an expiration date and does not obligate Alphabet to repurchase any specific dollar amount or to acquire any specific number of shares and we retain discretion as to whether and when to utilize this program. Although we have an authorized share repurchase program, there can be no assurances that we will make repurchases in the near term or at all. Furthermore, if we are utilizing the repurchase program at the time of any future offerings of our equity securities, including offerings of our Class A stock or Class C stock under our ATM Program, we may be required to suspend share repurchases, which could further exacerbate any decrease in the trading prices of our stock from dilution or otherwise.
Our cash dividend program pays regular cash dividends to our Class A, Class B and Class C stockholders. Any and all future cash dividends on our common stock are subject to declaration by our Board of Directors in its sole discretion, and in accordance with the requirements of any applicable laws, rules and regulations, including the

Delaware General Corporation Law. Our common stock cash dividend program does not require, and our Board of Directors may decide not to declare, a cash dividend each quarter, and does not obligate our Board of Directors to declare a dividend at any specific dollar amount per share. Any such decision by our Board of Directors may depend on a variety of factors that it may deem relevant, including but not limited to our earnings, liquidity, financial condition, other capital deployment opportunities, level of indebtedness and general market conditions. Separately, we are contractually required to make regular dividend payments on our Mandatory Convertible Preferred Stock, which will diminish our cash reserves or cause dilution if we elect to settle in shares.
Our share repurchases and dividends could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On June 4, 2026, the company completed a $10.0 billion private placement of 14 million Class A and 14 million Class C shares to an affiliate of Berkshire Hathaway Inc. pursuant to an exemption from registration under section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
None.
ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the quarter ended June 30, 2026, the following Section 16 director terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•John L. Hennessy, Chair of the Board of Directors of Alphabet Inc., through the John L. Hennessy & Andrea J. Hennessy Revocable Trust, terminated a trading plan on June 22, 2026, that was originally adopted on November 10, 2025. The trading plan was scheduled to remain in effect until March 15, 2027. The plan provided for the potential sale of up to an aggregate of 8,400 shares of Class C Capital Stock and 4,200 shares of Class A Common Stock.
In addition, Marsida Saraci, Vice President and Controller who was appointed as Alphabet Inc.’s Principal Accounting Officer on June 2, 2026, previously adopted an employee trading plan on May 19, 2025. The trading plan will be effective until August 1, 2026 to sell the (net) shares resulting from the vesting of approximately 1,804 (gross) shares of Class C Capital Stock (including the dividend equivalent units).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the quarter ended June 30, 2026 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Policy Against Insider Trading and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules, and regulations.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated by reference herein
		Form	Date
3.1	Certificate of Designations of the 6.25% Series A Mandatory Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware and effective June 4, 2026	Current Report on Form 8-K (File No. 001-37580)	June 5, 2026
3.2	Certificate of Designations of the 6.25% Series B Mandatory Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware and effective June 4, 2026	Current Report on Form 8-K (File No. 001-37580)	June 5, 2026
4.1	Indenture, dated February 12, 2016, between Alphabet Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Registration Statement on Form S-3 (File No. 333-209510)	February 12, 2016
4.2	Form of Global Note representing the Registrant’s 3.200% notes due 2030	Current Report on Form 8-K (File No. 001-37580)	May 11, 2026
4.3	Form of Global Note representing the Registrant’s 3.450% notes due 2032	Current Report on Form 8-K (File No. 001-37580)	May 11, 2026
4.4	Form of Global Note representing the Registrant’s 3.625% notes due 2034	Current Report on Form 8-K (File No. 001-37580)	May 11, 2026
4.5	Form of Global Note representing the Registrant’s 4.100% notes due 2039	Current Report on Form 8-K (File No. 001-37580)	May 11, 2026
4.6	Form of Global Note representing the Registrant’s 4.500% notes due 2045	Current Report on Form 8-K (File No. 001-37580)	May 11, 2026
4.7	Form of Global Note representing the Registrant’s 4.800% notes due 2063	Current Report on Form 8-K (File No. 001-37580)	May 11, 2026
4.8	Form of Global Note representing the Registrant’s 3.650% notes due 2031	Current Report on Form 8-K (File No. 001-37580)	May 11, 2026
4.9	Form of Global Note representing the Registrant’s 4.000% notes due 2033	Current Report on Form 8-K (File No. 001-37580)	May 11, 2026
4.10	Form of Global Note representing the Registrant’s 4.350% notes due 2036	Current Report on Form 8-K (File No. 001-37580)	May 11, 2026
4.11	Form of Global Note representing the Registrant’s 5.000% notes due 2056	Current Report on Form 8-K (File No. 001-37580)	May 11, 2026
4.12	Form of Global Note representing the Registrant’s 1.965% notes due 2029	Current Report on Form 8-K (File No. 001-37580)	May 21, 2026
4.13	Form of Global Note representing the Registrant’s 2.412% notes due 2031	Current Report on Form 8-K (File No. 001-37580)	May 21, 2026
4.14	Form of Global Note representing the Registrant’s 2.822% notes due 2033	Current Report on Form 8-K (File No. 001-37580)	May 21, 2026
4.15	Form of Global Note representing the Registrant’s 3.189% notes due 2036	Current Report on Form 8-K (File No. 001-37580)	May 21, 2026
4.16	Form of Global Note representing the Registrant’s 3.713% notes due 2041	Current Report on Form 8-K (File No. 001-37580)	May 21, 2026
4.17	Form of Global Note representing the Registrant’s 4.395% notes due 2056	Current Report on Form 8-K (File No. 001-37580)	May 21, 2026
4.18	Form of Global Note representing the Registrant’s 4.599% notes due 2066	Current Report on Form 8-K (File No. 001-37580)	May 21, 2026
4.19	Form of Certificate for the 6.25% Series A Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.1)	Current Report on Form 8-K (File No. 001-37580)	June 5, 2026
4.20	Form of Certificate for the 6.25% Series B Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.2)	Current Report on Form 8-K (File No. 001-37580)	June 5, 2026

4.21
Deposit Agreement for the Series A Mandatory Convertible Preferred Stock, dated as of June 5, 2026, among Alphabet Inc., Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary
			Current Report on Form 8-K (File No. 001-37580)	June 5, 2026
4.22
Deposit Agreement for the Series B Mandatory Convertible Preferred Stock, dated as of June 5, 2026, among Alphabet Inc., Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary
			Current Report on Form 8-K (File No. 001-37580)	June 5, 2026
4.23		Form of Depositary Receipt for the Series A Depositary Shares (included as Exhibit A to Exhibit 4.21)	Current Report on Form 8-K (File No. 001-37580)	June 5, 2026
4.24		Form of Depositary Receipt for the Series B Depositary Shares (included as Exhibit A to Exhibit 4.22)	Current Report on Form 8-K (File No. 001-37580)	June 5, 2026
10.01		Form of Series A Capped Call Transaction Confirmation	Current Report on Form 8-K (File No. 001-37580)	June 5, 2026
10.02		Form of Series B Capped Call Transaction Confirmation	Current Report on Form 8-K (File No. 001-37580)	June 5, 2026
10.03	♦	Alphabet Inc. Amended and Restated 2021 Stock Plan (as amended and restated on June 5, 2026)	Current Report on Form 8-K (File No. 001-37580)	June 11, 2026
10.04	*	Registration Rights Letter Agreement, dated June 4, 2026, between Alphabet Inc. and National Indemnity Company (an affiliate of Berkshire Hathaway Inc.)
10.05	*	Amended and Restated Registration Rights Letter Agreement, dated June 12, 2026, between Alphabet Inc. and National Indemnity Company (an affiliate of Berkshire Hathaway Inc.)
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

♦	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
July 22, 2026	By:	/s/ ANAT ASHKENAZI
Anat Ashkenazi
Senior Vice President, Chief Financial Officer

ALPHABET INC.
July 22, 2026	By:	/s/ MARSIDA SARACI
Marsida Saraci
Vice President, Corporate Controller and Principal Accounting Officer