Form 10-Q
period 2026-09-30
Alphabet Inc.
filed 2026-10-29
CIK 1652044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Attn: Corporate Secretary
Email: corporatesecretary@abc.xyz
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 21, 2026, there were 5,888 million shares of Alphabet’s Class A stock outstanding, 827 million shares of Alphabet's Class B stock outstanding, and 5,579 million shares of Alphabet's Class C stock outstanding.

Table of Contents	Alphabet Inc.
Alphabet Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2026

Table of Contents	Alphabet Inc.
Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as, but not limited to, "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These include, among other things, expectations regarding the growth of our business and revenues, including factors that may impact such growth, and fluctuations in our revenues and margins; statements relating to plans, expectations, and trends about our core business metrics, costs and expenses, capital expenditures, future financing needs and sources of funding, products and services, strategic business transactions, and other aspects of our business operations and strategies; statements regarding the global macroeconomic and regulatory environment; as well as other statements regarding our future operations, financial condition and prospects, and actual or potential risk and liability exposures, including future commitments that may not be reflected on our balance sheet. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated in our subsequent Quarterly Reports on Form 10-Q, including in this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q; the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated in our subsequent Quarterly Reports on Form 10-Q, including in this Quarterly Report on Form 10-Q; and the trends discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025; and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
PART I.    FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Alphabet Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	As of December 31, 2025	As of September 30, 2026
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,708	$56,334
Marketable securities	96,135	208,764
Total cash, cash equivalents, and marketable securities	126,843	265,098
Accounts receivable, net	62,886	72,784
Inventory	2,439	13,308
Other current assets	13,870	23,475
Total current assets	206,038	374,665
Non-marketable securities	68,687	135,230
Deferred income taxes	9,113	1,458
Property and equipment, net	246,597	372,827
Operating lease assets	15,221	20,273
Goodwill	33,380	58,117
Intangible assets, net	1,283	8,817
Other non-current assets	14,962	31,925
Total assets	$595,281	$1,003,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,200	$21,975
Accrued compensation and benefits	17,546	17,729
Accrued expenses and other current liabilities	55,557	74,317
Accrued revenue share	10,864	11,051
Deferred revenue	6,578	9,429
Total current liabilities	102,745	134,501
Long-term debt	46,547	125,102
Income taxes payable, non-current	9,531	12,219
Deferred income taxes	919	27,833
Operating lease liabilities	12,744	16,815
Other long-term liabilities	7,530	9,293
Total liabilities	180,016	325,763
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Series A and Series B preferred stock and additional paid-in capital, $0.001 par value per share, 100 shares authorized; 6.25% mandatory convertible preferred stock, 0 and 19 shares issued and outstanding allocated equally between each series with a liquidation preference of $1,000 per share	0	18,023
Class A, Class B, and Class C stock and additional paid-in capital, $0.001 par value per share: 300,000 shares authorized (Class A 180,000, Class B 60,000, Class C 60,000); 12,088 (Class A 5,822, Class B 837, Class C 5,429) and 12,294 (Class A 5,888, Class B 828, Class C 5,578) shares issued and outstanding	93,126	147,068
Accumulated other comprehensive income (loss)	(1,916)	(4,326)
Retained earnings	324,055	516,784
Total stockholders’ equity	415,265	677,549
Total liabilities and stockholders’ equity	$595,281	$1,003,312
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Revenues	$102,346	$127,577	$289,007	$357,269
Costs and expenses:
Cost of revenues	41,369	51,419	116,768	138,633
Research and development	15,151	20,640	42,515	55,891
Sales and marketing	7,205	8,804	20,478	24,813
General and administrative	7,393	6,138	16,141	16,890
Total costs and expenses	71,118	87,001	195,902	236,227
Income from operations	31,228	40,576	93,105	121,042
Other income (expense), net	12,759	(8,221)	26,604	127,478
Income before income taxes	43,987	32,355	119,709	248,520
Provision for income taxes	9,008	5,887	21,994	47,281
Net income	34,979	26,468	97,715	201,239
Preferred stock dividends	0	298	0	384
Net income available to common stockholders	$34,979	$26,170	$97,715	$200,855

Basic net income per common share (Note 12)	$2.89	$2.14	$8.06	$16.51
Diluted net income per common share (Note 12)	$2.87	$2.12	$7.99	$16.33
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Net income	$34,979	$26,468	$97,715	$201,239
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of income tax benefit (expense) of $(60), $22, $175, and $(68)	(642)	(111)	2,631	(446)
Available-for-sale investments:
Change in net unrealized gains (losses)	230	(1,826)	1,066	(2,455)
Less: reclassification adjustment for net (gains) losses included in net income	(36)	27	(149)	42
Net change, net of income tax benefit (expense) of $(54), $511, $(259), and $685	194	(1,799)	917	(2,413)
Cash flow hedges:
Change in net unrealized gains (losses)	338	32	(895)	539
Less: reclassification adjustment for net (gains) losses included in net income	183	(163)	93	(90)
Net change, net of income tax benefit (expense) of $(123), $12, $216, and $(146)	521	(131)	(802)	449
Other comprehensive income (loss)	73	(2,041)	2,746	(2,410)
Comprehensive income	$35,052	$24,427	$100,461	$198,829
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended September 30, 2025
	Series A and Series B Preferred Stock and Additional Paid-In Capital		Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	0	$0	12,104	$89,283	$(2,127)	$275,760	$362,916
Common stock issued	0	0	29	0	0	0	0
Stock-based compensation	0	0	0	6,413	0	0	6,413
Tax withholding related to vesting of restricted stock units, and other	0	0	0	(3,400)	0	0	(3,400)
Repurchases of stock	0	0	(56)	(641)	0	(10,912)	(11,553)
Dividends and dividend equivalents declared ($0.21 per share) on common stock	0	0	0	40	0	(2,601)	(2,561)
Sale of interest in consolidated entities	0	0	0	0	0	0	0
Net income	0	0	0	0	0	34,979	34,979
Other comprehensive income (loss)	0	0	0	0	73	0	73
Balance as of September 30, 2025	0	$0	12,077	$91,695	$(2,054)	$297,226	$386,867

	Nine Months Ended September 30, 2025
	Series A and Series B Preferred Stock and Additional Paid-In Capital		Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	0	$0	12,211	$84,800	$(4,800)	$245,084	$325,084
Common stock issued	0	0	86	0	0	0	0
Stock-based compensation	0	0	0	18,011	0	0	18,011
Tax withholding related to vesting of restricted stock units, and other	0	0	0	(9,349)	0	0	(9,349)
Repurchases of stock	0	0	(220)	(2,267)	0	(37,850)	(40,117)
Dividends and dividend equivalents declared ($0.62 per share) on common stock	0	0	0	100	0	(7,723)	(7,623)
Sale of interest in consolidated entities	0	0	0	400	0	0	400
Net income	0	0	0	0	0	97,715	97,715
Other comprehensive income (loss)	0	0	0	0	2,746	0	2,746
Balance as of September 30, 2025	0	$0	12,077	$91,695	$(2,054)	$297,226	$386,867

Table of Contents	Alphabet Inc.

	Three Months Ended September 30, 2026
	Series A and Series B Preferred Stock and Additional Paid-In Capital		Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	19	$18,023	12,230	$131,371	$(2,285)	$493,371	$640,480
Common stock issued	0	0	64	12,372	0	0	12,372
Mandatory convertible preferred stock issued	0	0	0	0	0	0	0
Purchase of capped call options	0	0	0	0	0	0	0
Stock-based compensation	0	0	0	8,681	0	0	8,681
Tax withholding related to vesting of restricted stock units, and other	0	0	0	(5,413)	0	0	(5,413)
Dividends and dividend equivalents declared ($0.22 per share) on common stock	0	0	0	57	0	(2,757)	(2,700)
Dividends declared ($12.15 per share) and accrued on preferred stock	0	0	0	0	0	(298)	(298)
Sale of interest in consolidated entities	0	0	0	0	0	0	0
Net income	0	0	0	0	0	26,468	26,468
Other comprehensive income (loss)	0	0	0	0	(2,041)	0	(2,041)
Balance as of September 30, 2026	19	$18,023	12,294	$147,068	$(4,326)	$516,784	$677,549

	Nine Months Ended September 30, 2026
	Series A and Series B Preferred Stock and Additional Paid-In Capital		Class A, Class B, Class C Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	0	$0	12,088	$93,126	$(1,916)	$324,055	$415,265
Common stock issued	0	0	206	42,789	0	0	42,789
Mandatory convertible preferred stock issued	19	19,034	0	0	0	0	19,034
Purchase of capped call options	0	(1,011)	0	0	0	0	(1,011)
Stock-based compensation	0	0	0	23,469	0	0	23,469
Tax withholding related to vesting of restricted stock units, and other	0	0	0	(16,232)	0	(16)	(16,248)
Dividends and dividend equivalents declared ($0.65 per share) on common stock	0	0	0	158	0	(8,110)	(7,952)
Dividends declared ($12.15 per share) and accrued on preferred stock	0	0	0	0	0	(384)	(384)
Sale of interest in consolidated entities	0	0	0	3,758	0	0	3,758
Net income	0	0	0	0	0	201,239	201,239
Other comprehensive income (loss)	0	0	0	0	(2,410)	0	(2,410)
Balance as of September 30, 2026	19	$18,023	12,294	$147,068	$(4,326)	$516,784	$677,549
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	September 30,
	2025	2026
Operating activities
Net income	$97,715	$201,239
Adjustments:
Depreciation of property and equipment	15,096	21,955
Stock-based compensation expense	17,882	23,338
Deferred income taxes	7,130	33,077
Loss (gain) on debt and equity securities, net	(22,266)	(126,755)
Other	843	4,825
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,582)	(10,821)
Inventory	(1,154)	(10,959)
Income taxes, net	(3,292)	4,602
Other assets	(2,906)	(17,757)
Accounts payable	(771)	1,925
Accrued expenses and other liabilities	6,299	(860)
Deferred revenue	1,317	3,340
Net cash provided by operating activities	112,311	127,149
Investing activities
Purchases of property and equipment	(63,596)	(131,953)
Purchases of marketable securities	(60,834)	(116,467)
Maturities and sales of marketable securities	61,301	88,516
Purchases of non-marketable securities	(3,312)	(24,160)
Maturities and sales of non-marketable securities	1,196	1,875
Acquisitions, net of cash acquired, and purchases of intangible assets	(1,425)	(34,103)
Other investing activities	(1,845)	(879)
Net cash used in investing activities	(68,515)	(217,171)
Financing activities
Net payments related to stock-based award activities	(9,001)	(17,424)
Repurchases of stock	(39,810)	0
Dividend payments on preferred and common stock	(7,513)	(8,167)
Proceeds from issuance of common stock, net of costs	0	42,870
Proceeds from issuance of mandatory convertible preferred stock, net of costs	0	19,063
Proceeds from issuance of debt, net of costs	38,002	85,222
Repayments of debt	(26,094)	(8,879)
Proceeds from sale of interest in consolidated entities, net	400	3,758
Other financing activities	(400)	(686)
Net cash provided by (used in) financing activities	(44,416)	115,757
Effect of exchange rate changes on cash and cash equivalents	244	(109)
Net increase (decrease) in cash and cash equivalents	(376)	25,626
Cash and cash equivalents at beginning of period	23,466	30,708
Cash and cash equivalents at end of period	$23,090	$56,334
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accrued liabilities and accounts payable	$14,574	$35,921
See accompanying notes.

Table of Contents	Alphabet Inc.
Alphabet Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Nature of Operations
Google was incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. In 2015, we implemented a holding company reorganization, and as a result, Alphabet Inc. ("Alphabet") became the successor issuer to Google.
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure, platform services, and applications; and sales of products and services, such as fees received for subscription-based products, apps and in-app purchases, consumer devices, and Tensor Processing Unit (TPU) systems.
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
Use of Estimates
Preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates due to uncertainties. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses; contingent liabilities; fair values of financial instruments, intangible assets, and goodwill; income taxes; inventory; and useful lives of intangible assets and property and equipment, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, and the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
•consumer devices, which primarily include sales of the Pixel family of devices; and
•other products and services.
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
Our Google Cloud product sales generally consist of the sale of TPU systems comprising hardware, software, installation, support, and extended warranty services. Customer arrangements may also include options requiring us to repurchase the hardware and embedded software at pre-set prices, over a multi-year term, which are generally accounted for as rights of return. Where the customer assigns the TPU systems to another party, but retains the ability to require us to repurchase the TPU systems, we account for this as a financial guarantee. Product sales revenue from hardware, net of estimated allowances for returns, and software is recognized generally when control of the hardware is transferred to the customer. Installation, support, and extended warranty services revenue are recognized ratably over the service period or as services are performed.
Arrangements with Multiple Performance Obligations

Table of Contents	Alphabet Inc.
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
◦inventory and related costs associated with the consumer devices and TPU systems hardware we sell; and
◦other technical infrastructure operations costs, including energy, equipment, and network capacity costs.
Inventory
Inventory consists primarily of hardware related to TPU systems for sale to enterprise customers and consumer devices, which primarily include the Pixel family of products. We utilize third-party contract manufacturers to manufacture our inventory. Our inventory includes raw material components purchased directly from our suppliers; work-in-process inventory undergoing conversion into finished products; and fully assembled finished goods. Inventories are stated at the lower of cost or net realizable value.
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
Note 2. Revenues
Disaggregated Revenue
The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Google Search & other	$56,567	$63,350	$161,459	$187,020
YouTube ads	10,261	11,207	28,984	32,145
Google Network	7,354	7,455	21,964	21,729
Google advertising	74,182	82,012	212,407	240,894
Google subscriptions, platforms, and devices	12,870	14,290	34,452	39,585
Google Services total	87,052	96,302	246,859	280,479
Google Cloud	15,157	30,709	41,041	75,505
Other Bets	344	372	1,167	1,165
Hedging gains (losses)	(207)	194	(60)	120
Total revenues	$102,346	$127,577	$289,007	$357,269

Table of Contents	Alphabet Inc.
The following table presents revenues disaggregated by geography, based on the addresses of our customers (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2026		2025		2026
United States	$48,758	48%	$67,681	53%	$138,785	48%	$182,502	51%
EMEA(1)	29,911	29	32,695	26	84,096	29	96,664	27
APAC(1)	17,819	17	19,906	16	49,153	17	57,511	16
Other Americas(1)	6,065	6	7,101	5	17,033	6	20,472	6
Hedging gains (losses)	(207)	0	194	0	(60)	0	120	0
Total revenues	$102,346	100%	$127,577	100%	$289,007	100%	$357,269	100%
(1)    Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America ("Other Americas").
Revenue Backlog
As of September 30, 2026, we had $567.7 billion of remaining performance obligations (“revenue backlog”), of which $560.8 billion related to Google Cloud. Revenue backlog represents commitments in customer contracts that have not yet been recognized as revenue. We expect to recognize just over 55% of the revenue backlog as revenues over the next 24 months with the remainder to be recognized thereafter. The estimated revenue backlog and timing of revenue recognition for these commitments is largely driven by contract duration along with our ability to deliver in accordance with relevant contract terms and when our customers utilize services, both of which may fluctuate from period to period. Revenue backlog includes related deferred revenue currently recorded as well as amounts that will be invoiced in future periods and excludes cancelable contracts and payments we make to our customers not expected to be in exchange for distinct goods and services. In the first quarter of 2026, we elected to change our reporting of revenue backlog to also include contracts with an original expected term of one year or less. Our revenue backlog as of September 30, 2026 included $16.8 billion associated with a multi-year commercial agreement with Crux AI, an unconsolidated equity method joint venture and a related party. See Note 3 for further details on our investment in Crux AI.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues primarily relate to Google Cloud and Google subscriptions, platforms, and devices. Total deferred revenue as of December 31, 2025 was $8.6 billion, of which $5.5 billion was recognized as revenues for the nine months ended September 30, 2026. Total deferred revenue as of September 30, 2026 was $12.6 billion.
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

Table of Contents	Alphabet Inc.

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash			$15,305
Cash equivalents:
Money market funds	$11,349	$0	$11,349
Time deposits	0	3,353	3,353
Government bonds	0	602	602
Corporate debt securities	0	99	99
Total cash and cash equivalents	11,349	4,054	30,708
Marketable securities:
Marketable equity securities	4,402	1,911	6,313
Government bonds	0	50,549	50,549
Corporate debt securities	0	21,565	21,565
Mortgage-backed and asset-backed securities	0	17,708	17,708
Total marketable securities	4,402	91,733	96,135
Total	$15,751	$95,787	$126,843

	As of September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash			$15,695
Cash equivalents:
Money market funds	$13,810	$0	$13,810
Time deposits	0	5,080	5,080
Government bonds	0	21,718	21,718
Corporate debt securities	0	31	31
Total cash and cash equivalents	13,810	26,829	56,334
Marketable securities:
Marketable equity securities(1)	89,919	465	90,384
Government bonds	0	68,629	68,629
Corporate debt securities	0	27,054	27,054
Mortgage-backed and asset-backed securities	0	22,697	22,697
Total marketable securities	89,919	118,845	208,764
Total	$103,729	$145,674	$265,098
(1)    Includes $75.2 billion of Space Exploration Technologies Corp. ("SpaceX") shares subject to short-term restrictions on the ability to sell.

Table of Contents	Alphabet Inc.
Investments Measured at Fair Value on a Nonrecurring Basis
Non-marketable equity securities accounted for under the measurement alternative are investments in privately held companies without readily determinable market values. The carrying value of these non-marketable equity securities is adjusted upward or downward to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy, and remeasurements due to impairment are classified within Level 3. Our valuation methods include option pricing models, market comparable approach, and common stock equivalent method, which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, expected time to exit, risk-free rate, and the rights and obligations of the securities we hold. These inputs vary significantly based on investment type.
As of September 30, 2026, the carrying value of our non-marketable equity securities accounted for under the measurement alternative was $128.2 billion, of which $8.8 billion was remeasured at fair value during the three months ended September 30, 2026 and was primarily classified within Level 3 of the fair value hierarchy at the time of measurement.
Debt and Equity Securities
Debt Securities
The following table summarizes the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in millions):

As of September 30, 2026
Due in 1 year or less	$16,997
Due in 1 year through 5 years	66,478
Due in 5 years through 10 years	17,508
Due after 10 years	17,397
Total	$118,380
The following tables present fair values and gross unrealized gains and losses recorded to accumulated other comprehensive income (AOCI), less any expected credit losses, aggregated by investment category (in millions):

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$3,353	$0	$0	$3,353
Government bonds	49,087	443	(26)	49,504
Corporate debt securities	18,346	242	(32)	18,556
Mortgage-backed and asset-backed securities	14,337	174	(128)	14,383
Total investments with fair value change reflected in other comprehensive income	$85,123	$859	$(186)	$85,796

	As of September 30, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$5,080	$0	$0	$5,080
Government bonds	89,823	2	(1,371)	88,454
Corporate debt securities	24,308	15	(425)	23,898
Mortgage-backed and asset-backed securities	20,647	17	(780)	19,884
Total investments with fair value change reflected in other comprehensive income	$139,858	$34	$(2,576)	$137,316

Table of Contents	Alphabet Inc.
The following tables present fair values and gross unrealized losses recorded to AOCI, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$4,230	$(9)	$1,174	$(17)	$5,404	$(26)
Corporate debt securities	915	0	2,429	(24)	3,344	(24)
Mortgage-backed and asset-backed securities	1,377	(4)	3,035	(124)	4,412	(128)
Total	$6,522	$(13)	$6,638	$(165)	$13,160	$(178)

	As of September 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government bonds	$62,455	$(1,336)	$720	$(35)	$63,175	$(1,371)
Corporate debt securities	20,095	(290)	778	(6)	20,873	(296)
Mortgage-backed and asset-backed securities	17,464	(625)	1,486	(155)	18,950	(780)
Total	$100,014	$(2,251)	$2,984	$(196)	$102,998	$(2,447)
We determine realized gains or losses on the sale or extinguishment of debt securities on a specific identification method. For certain debt securities, we have elected the fair value option for which changes in fair value are recorded in other income (expense), net (OI&E). The fair value option was elected for these securities to align with the unrealized gains and losses from related derivative contracts.
The following table summarizes gains and losses for debt securities, reflected as a component of OI&E (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Unrealized gain (loss) on fair value option debt securities	$15	$(243)	$242	$(357)
Gross realized gain on debt securities	135	24	485	172
Gross realized loss on debt securities	(30)	(81)	(268)	(219)
(Increase) decrease in allowance for credit losses	2	(83)	30	(122)
Total gain (loss) on debt securities recognized in other income (expense), net	$122	$(383)	$489	$(526)
Non-Marketable Securities

Table of Contents	Alphabet Inc.
Our non-marketable securities primarily consist of non-marketable equity securities accounted for under the measurement alternative. The carrying value is measured at the total initial cost plus the cumulative net upward and downward adjustments (including impairments). We also have non-marketable equity securities through which we exercise significant influence, but do not have control over the investee, accounted for under the equity method. Certain of our non-marketable securities include our investments in variable interest entities (VIEs) where we are not the primary beneficiary. See Note 5 for further details on VIEs.
Realized net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later. All gains and losses, including impairments, are included as components of OI&E.
In May 2026, we entered into an agreement with Blackstone Inc. ("Blackstone") to form a US-based joint venture entity to provide data center capacity, operations, networking, hardware, and software as a single compute-as-a-service offering. Under the agreement, Blackstone is committed to provide future capital contributions of up to $5.0 billion, and we are committed to provide future data center and energy infrastructure backstops in support of agreements the venture may enter into of up to $10.0 billion, subject to certain conditions. In the third quarter of 2026, the venture was formally announced as Crux AI, and we entered into a multi-year commercial agreement with the venture which constitutes a related party transaction. We hold a minority interest in the joint venture which is considered a variable interest entity for which we are not the primary beneficiary, and we account for our investment in the venture under the equity method. As of September 30, 2026, the carrying value of our investment in the joint venture was not material. See Note 2 for further details on our revenue backlog associated with the commercial agreement with Crux AI.
The carrying values for non-marketable securities are summarized below (in millions):

	As of December 31, 2025	As of September 30, 2026
Non-marketable securities:
Total initial cost of non-marketable equity securities accounted for under the measurement alternative	$28,429	$48,595
Cumulative upward adjustments	44,485	88,784
Cumulative downward adjustments (including impairments)	(8,820)	(9,210)
Carrying value of non-marketable equity securities accounted for under the measurement alternative(1)	64,094	128,169
Equity method investments and other	4,593	7,061
Total non-marketable securities	$68,687	$135,230
(1)    As of September 30, 2026, our investments in non-marketable securities accounted for under the measurement alternative primarily consist of our investment in one private company.
Gains and Losses on Equity Securities
Gains and losses (including impairments), net, for equity securities included in OI&E are summarized below (in millions):

Table of Contents	Alphabet Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Gross unrealized gain on non-marketable equity securities accounted for under the measurement alternative	$10,583	$3,386	$20,924	$117,203
Gross unrealized loss (including impairments) on non-marketable equity securities accounted for under the measurement alternative	(346)	(359)	(1,188)	(887)
Unrealized net gain (loss) on non-marketable equity securities accounted for under the measurement alternative	10,237	3,027	19,736	116,316
Unrealized net gain (loss) on marketable and other equity securities	447	(12,436)	1,447	9,377
Realized net gain (loss) on marketable and non-marketable equity securities sold during the period	50	745	595	1,589
Total gain (loss) on equity securities in other income (expense), net (1)	$10,734	$(8,664)	$21,778	$127,282
(1)Excludes income (loss) and impairment from equity method investments. See Note 7 for further details.
Cumulative net gains (losses), calculated as the difference between the sales price and purchase price, represent the total net gains (losses) recognized after the initial purchase date. This represents the total economic impact of the investment, regardless of when the gains or losses were previously recognized. Cumulative net gains on equity securities sold were $102 million and $980 million during the three months ended September 30, 2025 and 2026, respectively, and $306 million and $2.0 billion during the nine months ended September 30, 2025 and 2026, respectively.
Derivative Financial Instruments
We utilize derivative instruments to manage risks relating to our ongoing business operations, including foreign currencies, interest rates, commodity prices, credit risk, and market prices of certain marketable equity securities. These derivatives are primarily classified within Level 2 of the fair value hierarchy.
We also enter into derivatives as a result of agreements with certain third parties to backstop specified payment obligations related to data centers, including data center lease payments and the associated energy costs for certain agreements. We account for these as credit derivatives. Additionally, a certain strategic investment includes forward funding commitments that are accounted for as equity derivatives, as they include rights to participate in future capital funding, the exercise of which is contingent upon the achievement of specified operational and financial milestones. These credit and equity derivatives are classified within Level 3 of the fair value hierarchy. Our valuation methods include probability-weighted expected return models, which may include a combination of observable and unobservable inputs, including counterparty risk, credit default rates, risk-free rates, and our contractual rights and obligations under the agreements.
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
Additionally, we designate interest rate derivatives as cash flow hedges to manage our exposure to certain interest rate risks. Changes in the fair value of these derivatives are deferred in AOCI and reclassified to OI&E when the hedged item is recognized in earnings.

As of September 30, 2026, the pre-tax net gain on our cash flow hedges that is expected to be reclassified from AOCI into earnings within the next 12 months was $369 million.
Fair Value Hedges
We enter into interest rate swaps to manage interest rate risk associated with certain fixed-rate debt, effectively converting a portion of our fixed-rate debt to floating-rate debt. We designate these swaps as fair value hedges to hedge against changes in the fair value of the fixed-rate debt attributable to changes in the benchmark interest rate. Fair value hedge amounts included in the assessment of hedge effectiveness are recognized in OI&E, along with the offsetting gains and losses of the related hedged items.
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
Foreign currency-denominated debt designated as net investment hedges had a carrying value of $15.4 billion and $31.8 billion as of December 31, 2025 and September 30, 2026, respectively.
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
We have entered into agreements with certain third parties to backstop specified payment obligations relating to data centers, including data center lease payments and the associated energy costs for certain agreements. We account for these as credit derivatives. The notional amounts for these credit derivatives represent the maximum potential exposure regarding future payments in the event of specified default scenarios by underlying parties. These agreements carry remaining terms of up to 15 years and the total potential exposure reduces over time as the underlying parties fulfill their payment obligations. Upon a default under these credit backstops, we retain the right to assume the underlying leases for internal use or to sublease to third parties. Under specific conditions or following a predetermined period, we may elect to extinguish the backstop obligation by making a termination payment. If we elect such payment, our obligations may be partially offset by equity or cash receipts from counterparties. These potential inflows are not reflected in the notional amounts for credit derivatives.
The notional amounts for equity derivatives primarily represent an agreement for future capital funding in the form of notes receivable or equity to be funded in multiple tranches contingent upon the achievement of specified operational and financial milestones through 2030.
Gains and losses arising from these credit and equity derivatives are recorded within the “other” component of OI&E. See Note 7 for further details.

The gross notional amounts of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2025	As of September 30, 2026
Derivatives designated as hedging instruments:
Foreign exchange derivatives
Cash flow hedges	$23,852	$25,141
Net investment hedges	$14,203	$6,987
Interest rate derivatives
Fair value hedges	$0	$7,000
Derivatives not designated as hedging instruments:
Foreign exchange derivatives	$56,085	$54,084
Equity derivatives	$0	$21,091
Credit derivatives	$16,940	$48,012
Other derivatives	$15,900	$11,420
See Note 5 for further details on variable interest entity considerations relating to our equity and credit derivatives.
The fair values of outstanding derivative instruments were as follows (in millions):

	As of December 31, 2025		As of September 30, 2026
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
Derivatives designated as hedging instruments:
Foreign exchange derivatives	$316	$197	$501	$64
Interest rate derivatives	0	0	1	257
Total derivatives designated as hedging instruments	$316	$197	$502	$321
Derivatives not designated as hedging instruments:
Foreign exchange derivatives	92	15	117	240
Equity derivatives	0	0	579	445
Credit derivatives	0	69	0	606
Other derivatives	324	98	107	24
Total derivatives not designated as hedging instruments	416	182	803	1,315
Total	$732	$379	$1,305	$1,636
(1)    Derivative assets are recorded as other current and non-current assets.
(2)    Derivative liabilities are recorded as accrued expenses and other liabilities, current and non-current.
The amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows (in millions):

	As of December 31, 2025	As of September 30, 2026
Balance Sheets Line Item of the Hedged Item
Long-term debt
Carrying amount of the hedged item assets/(liabilities)	$0	$(6,688)
Cumulative amount of fair value hedging adjustment included in the carrying amount assets/(liabilities)	$0	$257
The gains (losses) on derivatives and non-derivative financial instruments in cash flow hedging and net investment hedging relationships recognized in other comprehensive income are summarized below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Cash flow hedging relationship:
Foreign exchange derivatives
Amount included in the assessment of effectiveness	$278	$(60)	$(1,111)	$496
Amount excluded from the assessment of effectiveness	128	6	(41)	74
Interest rate derivatives
Amount included in the assessment of effectiveness	0	105	$0	105
Net investment hedging relationship:
Amount included in the assessment of effectiveness
Foreign exchange derivatives	55	(103)	(794)	404
Foreign currency-denominated debt	11	4	(208)	808
Amounts excluded from the assessment of effectiveness
Foreign exchange derivatives	0	0	0	(15)
Total	$472	$(48)	$(2,154)	$1,872
The table below presents the gains (losses) of derivatives included in the Consolidated Statements of Income: (in millions):

	Three Months Ended September 30,
	2025		2026
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$102,346	$12,759	$127,577	$(8,221)

Effect of cash flow hedges:
Foreign exchange derivatives
Amount included in the assessment of effectiveness	$(237)	$0	$196	$0
Amount excluded from the assessment of effectiveness	30	0	(2)	0
Effect of fair value hedges:
Interest rate derivatives
Hedged items	0	0	0	257
Derivatives designated as hedging instruments	0	0	0	(257)
Effect of net investment hedges:
Foreign exchange derivatives
Amount excluded from the assessment of effectiveness	0	87	0	31
Effect of non-designated hedges:
Foreign exchange derivatives	0	76	0	(286)
Equity derivatives	0	0	0	83
Credit derivatives	0	0	0	277
Other derivatives	0	11	0	27
Total gains (losses)	$(207)	$174	$194	$132

	Nine Months Ended September 30,
	2025		2026
	Revenues	Other income (expense), net	Revenues	Other income (expense), net
Total amounts included in the Consolidated Statements of Income	$289,007	$26,604	$357,269	$127,478

Effect of cash flow hedges:
Foreign exchange derivatives
Amount included in the assessment of effectiveness	$(133)	$0	$82	$0
Amount excluded from the assessment of effectiveness (amortized)	73	0	38	0
Effect of fair value hedges:
Foreign exchange derivatives
Hedged items	0	(9)	0	0
Amount included in the assessment of effectiveness	0	9	0	0
Amount excluded from the assessment of effectiveness	0	1	0	0
Interest rate derivatives
Hedged items	0	0	0	257
Derivatives designated as hedging instruments	0	0	0	(257)
Effect of net investment hedges:
Foreign exchange derivatives
Amount excluded from the assessment of effectiveness	0	146	0	156
Effect of non-designated hedges:
Foreign exchange derivatives	0	321	0	(1,067)
Equity derivatives	0	0	0	(296)
Credit derivatives	0	0	0	200
Other derivatives	0	(84)	0	11
Total gains (losses)	(60)	384	120	(996)
Offsetting of Derivatives
We enter into master netting arrangements and collateral security arrangements to reduce credit risk. Cash collateral received related to derivative instruments under our collateral security arrangements is included in other current assets with a corresponding liability. Cash and non-cash collateral pledged related to derivative instruments under our collateral security arrangements are primarily included in other current assets.
The gross amounts of derivative instruments subject to master netting arrangements with various counterparties, and cash and non-cash collateral received and pledged under such agreements were as follows (in millions):

	As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets	$842	$(110)	$732	$(140)	$(231)	$361
Derivatives liabilities	$489	$(110)	$379	$(140)	$(15)	$224

	As of September 30, 2026
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments(1)	Cash and Non-Cash Collateral Received or Pledged	Net Amounts
Derivatives assets(1)	$1,416	$(111)	$1,305	$(322)	$(261)	$722
Derivatives liabilities	$1,747	$(111)	$1,636	$(322)	$(14)	$1,300
(1)The balances as of December 31, 2025 and September 30, 2026 were related to derivatives allowed to be net settled in accordance with our master netting agreements.
Note 4. Leases
We have entered into operating and finance lease agreements primarily for data centers, land, and offices throughout the world with varying lease terms.
Components of lease costs were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Operating lease cost	$851	$998	$2,434	$2,797
Finance lease cost:
Amortization of lease assets	152	422	360	907
Interest on lease liabilities	17	25	48	60
Finance lease cost	169	447	408	967
Short-term lease cost(1)	11	109	36	144
Variable lease cost	483	494	1,215	1,357
Total lease cost	$1,514	$2,048	$4,093	$5,265
(1)    Includes a short-term lease agreement entered into in June 2026, and amended in September 2026, with a remaining non-cancelable commitment of approximately $6.0 billion as of September 30, 2026. We do not recognize right of use assets or lease liabilities on leases with a term of 12 months or less. Short term lease costs are recognized on a straight-line basis over the lease term.
Supplemental information related to leases was as follows (in millions):

	As of December 31, 2025	As of September 30, 2026
Weighted-average remaining lease term:
Operating leases	7.6 years	8.5 years
Finance leases	8.3 years	7.9 years
Weighted-average discount rate:
Operating leases	3.6%	4.0%
Finance leases	3.1%	4.0%

	As of December 31, 2025	As of September 30, 2026
Operating leases:
Operating lease assets	$15,221	$20,273

Accrued expenses and other liabilities	$3,209	$3,693
Operating lease liabilities	12,744	16,815
Total operating lease liabilities	$15,954	$20,508
Finance leases:
Property and equipment, at cost	$6,822	$10,619
Accumulated depreciation	(2,025)	(2,914)
Property and equipment, net	$4,797	$7,705

Accrued expenses and other liabilities	$441	$1,053
Other long-term liabilities	2,059	2,652
Total finance lease liabilities	$2,500	$3,705

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Cash payments for lease liabilities:
Operating cash flows used for operating leases	$850	$998	$2,511	$2,815
Operating cash flows used for finance leases	$17	$25	$48	$60
Financing cash flows used for finance leases(1)	$92	$1,110	$394	$1,950
Assets obtained in exchange for lease liabilities:
Operating leases	$1,061	$3,263	$2,589	$7,002
Finance leases	$383	$2,085	$989	$2,987
(1)Additionally, during the three and nine months ended September 30, 2026, we made $159 million and $994 million of lease prepayments for leases not yet commenced, respectively, which are expected to be accounted for as finance leases.
Future lease payments as of September 30, 2026 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2026	$901	$771
2027	3,947	499
2028	3,451	487
2029	3,082	466
2030	2,543	395
Thereafter	10,515	1,712
Total undiscounted lease payments	24,439	4,330
Less: imputed interest	(3,931)	(625)
Total lease liability balance	$20,508	$3,705
As of September 30, 2026, we have entered into leases, primarily related to data centers and energy infrastructure, that have not yet commenced with future lease payments of $130.5 billion that are not yet recorded. These leases will commence between 2026 and 2031 with non-cancelable lease terms between one and 26 years.

Note 5. Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. The results of operations and financial position of these VIEs are included in our consolidated financial statements.
Unconsolidated VIEs
We hold various forms of interests in VIEs, including certain of our investments in private companies and renewable energy entities, certain leases and credit derivatives with data center entities, and financial guarantees with energy infrastructure entities. Because we have determined that we do not direct the activities that most significantly impact the economic performance of these entities, we are not the primary beneficiary. Therefore, these VIEs are not consolidated within our financial statements.
Our investments in private companies and renewable energy VIEs are primarily accounted for as non-marketable securities under the measurement alternative or the equity method. The carrying values of these investments are included within non-marketable securities on our Consolidated Balance Sheets. See Note 3 for further details on investments. The maximum exposure to these VIEs is generally limited to the current carrying value plus future funding and financial support commitments. As of December 31, 2025 and September 30, 2026, future funding and financial support commitments were $1.1 billion and $31.9 billion, respectively. As of September 30, 2026, this amount includes $20.0 billion of future capital funding commitments with a private company contingent upon the achievement of specified operational and financial milestones through 2030, which is accounted for as an equity derivative. Also, included in this amount is $10.0 billion of potential future data center and energy infrastructure backstops in support of our investment in the Crux AI joint venture. See Note 3 for further details on derivatives and equity method investments.
Leases with data center leasing VIEs are accounted for as finance leases and are included within total lease obligations disclosed in Note 4. The maximum exposure arising from leases with VIEs is limited to the net carrying value of commenced finance lease assets, plus the undiscounted future obligations for leases that have not yet commenced. See Note 4 for further details on leases.
Credit derivatives with data center VIEs carry a maximum exposure which is limited to the financial risk over the period of the arrangements, as reflected by the credit derivative notional value. See Note 3 for further details on credit derivatives.
Financial guarantees with energy infrastructure entities have maximum exposure limited to the potential amount of future payments under these arrangements. See Note 10 for further details on financial guarantees.
Note 6. Debt
Short-Term Debt
We have a commercial paper program of up to $25.0 billion, which is used for general corporate purposes. We had no commercial paper outstanding as of December 31, 2025 and September 30, 2026.
Our short-term debt balance also includes the current portion of certain long-term debt.
Long-Term Debt
During 2026, we issued $45.0 billion of US dollar-denominated senior unsecured notes and $35.8 billion of foreign currency-denominated senior unsecured notes for general corporate purposes.
In the third quarter of 2026, we issued senior unsecured notes consisting of: $23.8 billion US dollar-denominated fixed-rate notes and $1.3 billion US dollar-denominated floating-rate notes with a weighted-average coupon rate of 5.55% and a weighted-average maturity of 15 years; and A$3.3 billion Australian dollar-denominated fixed-rate notes and A$2.3 billion Australian dollar-denominated floating-rate notes with a weighted-average coupon rate of 5.82% and a weighted-average maturity of eight years.

Total outstanding long-term debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	As of December 31, 2025	As of September 30, 2026
Debt
2016 US dollar notes	2026	2.00%	2.23%	$2,000	$0
2020 US dollar notes	2027 - 2060	0.80% - 2.25%	0.93% - 2.33%	9,000	9,000
2025 US dollar notes(1)	2028 - 2075	3.88% - 5.70%	4.00% - 5.79%	22,500	22,500
2025 Euro notes(2)	2028 - 2064	2.38% - 4.38%	2.57% - 4.51%	15,585	15,057
2026 US dollar notes(1)	2028 - 2066	3.70% - 6.50%	3.93% - 6.57%	0	45,000
2026 Sterling notes(2)	2029 - 2126	4.13% - 6.13%	4.23% - 6.19%	0	7,287
2026 Swiss franc notes(2)	2029 - 2051	0.43% - 1.87%	0.52% - 1.90%	0	3,671
2026 Euro notes(2)	2030 - 2063	3.20% - 4.80%	3.29% - 4.88%	0	10,228
2026 Canadian dollar notes(2)	2031 - 2056	3.65% - 5.00%	3.83% - 5.10%	0	6,001
2026 Japanese yen notes(2)	2029 - 2066	1.97% - 4.60%	2.04% - 4.64%	0	3,659
2026 Australian dollar notes(1)(2)	2029 - 2046	5.20% - 6.90%	5.32% - 7.03%	0	3,861
Other long-term debt				0	1,221
Total face value of long-term debt				49,085	127,485
Unamortized discount and debt issuance costs(2)				(542)	(1,110)
Hedge accounting fair value adjustments(3)				0	(257)
Less: current portion of long-term notes(4)				(1,996)	(1,016)
Total long-term debt				$46,547	$125,102
(1)Includes floating-rate notes consisting of $1.8 billion in US dollar notes with interest calculated using the compounded Secured Overnight Financing Rate (SOFR) plus 0.44% to 0.60%, and A$2.3 billion in Australian dollar notes calculated using the Bank Bill Swap Rate (BBSW) plus 0.65% to 0.90%. Interest on these notes is reset quarterly.
(2)Principal, unamortized discount, and debt issuance costs for the foreign currency-denominated notes include the effect of foreign exchange rates.
(3)Includes fair value adjustments for fixed-rate notes in fair value hedge relationships. See Note 3 for further details.
(4)Total current portion of long-term debt is included within accrued expenses and other current liabilities. See Note 7 for further details.
The notes in the table above are senior unsecured obligations and rank equally with each other. We may redeem the fixed-rate notes, other than the Japanese yen-denominated notes, at any time in whole or in part at specified redemption prices. The floating-rate notes are not redeemable prior to maturity. Interest is payable quarterly for the floating-rate notes, semi-annually for the US dollar, Canadian dollar, Japanese yen, and Australian dollar-denominated fixed-rate notes, and annually for the euro-, sterling-, and Swiss franc-denominated fixed-rate notes. The effective interest rates are based on proceeds received and contractual interest payments.
The total estimated fair value of the outstanding notes was approximately $45.6 billion and $114.9 billion as of December 31, 2025 and September 30, 2026, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In October 2026, Waymo entered into a Credit Agreement for a $5.0 billion senior secured term loan that matures in October 2032. The term loan bears interest at a rate equal to Term SOFR plus 5.25% and is secured by certain assets and subsidiaries of Waymo, subject to specified carve-outs. The obligations under the term loan are not guaranteed by Alphabet or any of its other subsidiaries.

Credit Facility
As of September 30, 2026, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2027 and $6.0 billion expires in April 2030. No amounts were outstanding under the credit facilities as of December 31, 2025 and September 30, 2026.
Note 7. Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $924 million and $1.2 billion as of December 31, 2025 and September 30, 2026, respectively.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31, 2025	As of September 30, 2026
Technical infrastructure(1)	$203,679	$282,842
Office space	48,348	51,101
Corporate and other assets	14,463	7,157
Property and equipment, in service	266,490	341,100
Less: accumulated depreciation	(98,485)	(113,543)
Add: assets not yet in service	78,592	145,270
Property and equipment, net	$246,597	$372,827
(1)    As of December 31, 2025 and September 30, 2026, approximately 60% of technical infrastructure assets were comprised of servers and network equipment. The remaining balance was comprised of data center land and buildings and related assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31, 2025	As of September 30, 2026
Accrued fines and settlements(1)	$15,594	$13,807
Accrued purchases of property and equipment	8,877	21,398
Accrued customer liabilities	5,029	5,328
Payables to brokers for unsettled investment trades	950	3,886
Income taxes payable, net	523	1,703
Other accrued expenses and current liabilities	24,584	28,195
Accrued expenses and other current liabilities	$55,557	$74,317
(1)    See Legal Matters in Note 10 for further details.

Noncontrolling Interests
Total noncontrolling interests (NCI) in our consolidated subsidiaries were $3.4 billion and $6.9 billion as of December 31, 2025 and September 30, 2026, respectively, of which $841 million and $825 million were redeemable noncontrolling interests (RNCI) as of December 31, 2025 and September 30, 2026, respectively. NCI and RNCI are included within common stock and additional paid-in capital (APIC). Net loss attributable to noncontrolling interests was not material for any period presented and is included within the "other" component of OI&E.
Accumulated Other Comprehensive Income (Loss)
Components of AOCI, net of income tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2024	$(5,080)	$(299)	$579	$(4,800)
Other comprehensive income (loss) before reclassifications	2,631	1,066	(854)	2,843
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	0	0	(41)	(41)
Amounts reclassified from AOCI	0	(149)	93	(56)
Other comprehensive income (loss)	2,631	917	(802)	2,746
Balance as of September 30, 2025	$(2,449)	$618	$(223)	$(2,054)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2025	$(2,558)	$678	$(36)	$(1,916)
Other comprehensive income (loss) before reclassifications	(442)	(2,455)	465	(2,432)
Amounts excluded from the assessment of hedge effectiveness recorded in AOCI	(4)	0	74	70
Amounts reclassified from AOCI	0	42	(90)	(48)
Other comprehensive income (loss)	(446)	(2,413)	449	(2,410)
Balance as of September 30, 2026	$(3,004)	$(1,735)	$413	$(4,326)
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
AOCI Components	Location	2025	2026	2025	2026
Unrealized gains (losses) on available-for-sale investments
	Other income (expense), net	$46	$(35)	$187	$(55)
	Benefit (provision) for income taxes	(10)	8	(38)	13
	Net of income tax	36	(27)	149	(42)
Unrealized gains (losses) on cash flow hedges
Foreign exchange derivatives	Revenue	(237)	196	(133)	82
Interest rate derivatives	Other income (expense), net	0	1	0	3
	Benefit (provision) for income taxes	54	(34)	40	5
	Net of income tax	(183)	163	(93)	90
Total amount reclassified, net of income tax		$(147)	$136	$56	$48
Other Income (Expense), Net
Components of OI&E were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Interest income	$1,076	$1,768	$3,128	$4,579
Interest expense(1)	(143)	(967)	(438)	(2,778)
Foreign currency exchange gain (loss), net	(143)	22	(318)	7
Gain (loss) on debt securities, net	122	(383)	489	(526)
Gain (loss) on equity securities, net	10,734	(8,664)	21,778	127,282
Income (loss) and impairment from equity method investments, net	(30)	(143)	367	(118)
Other	1,143	146	1,598	(968)
Other income (expense), net	$12,759	$(8,221)	$26,604	$127,478
(1)Interest expense is net of interest capitalized of $130 million and $405 million for the three months ended September 30, 2025 and 2026, respectively, and $301 million and $1.0 billion for the nine months ended September 30, 2025 and 2026, respectively.
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
(2)    Includes $410 million of acquired cash.
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
GFiber meets the criteria for held for sale classification. No impairment loss was recognized upon initial classification as held for sale and we ceased depreciation of the related long-lived assets. Held for sale assets primarily consist of property and equipment of $7.1 billion, which is included in other current assets in our Consolidated Balance Sheet as of September 30, 2026. The operating results of GFiber remain included within the Other Bets segment through the close of the transaction.
Note 9. Goodwill and Intangible Assets
Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows (in millions):

	Google Services	Google Cloud	Other Bets	Total
Balance as of December 31, 2025	$24,870	$7,660	$850	$33,380
Additions	1,417	23,913	0	25,330
Foreign currency translation and other adjustments	(30)	(3)	(560)	(593)
Balance as of September 30, 2026	$26,257	$31,570	$290	$58,117
Intangible Assets
Information regarding intangible assets was as follows (in millions):

	As of December 31, 2025			As of September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$1,332	$(754)	$578	$4,803	$(1,110)	$3,693
Customer relationships	582	(318)	264	5,090	(630)	4,460
Trade names and other	553	(307)	246	686	(289)	397
Total definite-lived intangible assets	2,467	(1,379)	1,088	10,579	(2,029)	8,550
Indefinite-lived intangible assets	195	0	195	267	0	267
Total intangible assets	$2,662	$(1,379)	$1,283	$10,846	$(2,029)	$8,817
Amortization expense relating to intangible assets was $129 million and $375 million for the three months ended September 30, 2025 and 2026, respectively, and $375 million and $920 million for the nine months ended September 30, 2025 and 2026, respectively.
Expected amortization expense of definite-lived intangible assets held as of September 30, 2026 was as follows (in millions):

Remainder of 2026	$374
2027	1,310
2028	1,148
2029	1,100
2030	1,056
Thereafter	3,562
Total definite-lived intangible assets	$8,550
Note 10. Commitments and Contingencies
Commitments
We have significant contractual obligations from contracts with remaining terms greater than one year. As of September 30, 2026, total commitments under these obligations were $802.1 billion, which includes $4.5 billion of standby letters of credit issued and outstanding to secure performance obligations under our long-term supply agreements.
These contractual obligations consist mostly of long-term supply agreements to secure future production capacity for technical infrastructure and inventory components. Contract durations under these long-term supply agreements extend through 2032 and we expect to make the significant majority of the commitment payments through 2031. Certain of our long-term supply agreements contain fixed volume commitments with variable pricing between minimum and maximum rates and/or the ability to partially reduce committed volumes. The amounts disclosed above reflect pricing and volumes at the maximum contractual limits of the current contracts.
Other significant long-term contracts relate to certain energy service agreements to secure energy for data center usage, and certain content licensing agreements. The energy service agreements include terms ranging from three to 26 years, with obligations through 2054, and generally include take-or-pay provisions for minimum quantities of energy supply and substantive termination fees. Our content licensing agreements have remaining terms extending through 2031.
Financial Guarantees
To support counterparty procurement of long-lead time equipment for our future power purchase and energy agreements, we provide financial guarantees to certain counterparties with varying terms through January 2049. As of September 30, 2026, our maximum potential future payments under these guarantees were $16.2 billion, upon which we may receive certain assets. The fair value of these obligations was not material.
In addition, certain contracts require us to repurchase previously sold TPU hardware and embedded software under specified conditions and subject to the assets being returned in working order. As of September 30, 2026, our maximum potential future payments under these guarantees were $6.6 billion, and the fair value of these obligations was not material. Based on the extent of the discount on repurchase and other factors, we do not believe counterparties have an economic incentive to exercise their option to require us to repurchase.
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
As of September 30, 2026, we did not have any material indemnification claims that were probable or reasonably possible.
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
•Search: In October 2020, the US Department of Justice (DOJ) and a number of state Attorneys General filed a lawsuit in the US District Court for the District of Columbia concerning Google's Search and Search advertising practices and its compliance with US antitrust laws. In August 2024, the US District Court for the District of Columbia ruled against Google. A final judgment was entered in December 2025, which, among other things, imposes restrictions on how Google distributes its services and requires Google to share certain search data with and offer syndication services to certain competitors. In January 2026, we appealed the final judgment and moved to pause implementation of certain remedies. The court denied the motion to stay as premature, allowing Google to seek a stay until the scope of certain remedies is more defined. In February 2026, the DOJ and state Attorneys General also appealed. The appeals remain pending.
•Advertising Technology: In December 2020, a number of state Attorneys General filed a lawsuit in the US District Court for the Eastern District of Texas concerning Google's advertising technology and its compliance with US antitrust laws and state deceptive trade laws. In January 2023, the DOJ, along with a number of state Attorneys General, filed a lawsuit in the US District Court for the Eastern District of Virginia concerning Google's advertising technology and its compliance with US antitrust laws, and a number of additional state Attorneys General subsequently joined the lawsuit. In April 2025, the US District Court for the Eastern District of Virginia issued a mixed decision in the DOJ case against Google, ruling that neither Google's advertiser tools nor the DoubleClick and AdMeld acquisitions were anticompetitive, but that Google's publisher tools unfairly excluded rivals. A separate proceeding to determine remedies, the range of which varies widely, took place in September 2025, with the parties presenting differing remedy proposals. In September 2026, the Court issued its remedies decision, denying the DOJ's request for structural divestitures of Google's advertising technology assets, instead ordering certain behavioral remedies concerning interoperability, data access, and auction conduct. After the Court enters its final judgment, we plan to appeal the adverse portion of the April 2025 decision and, upon full review of the remedies decision, we may also appeal aspects of the September 2026 decision. A trial in the state Attorneys General case in the Eastern District of Texas will take place after the conclusion of the remedies proceedings in the DOJ case. Given the nature of these matters, we cannot estimate a possible loss.
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
In September 2024, the United Kingdom (UK) also issued a Statement of Objections concerning Google's advertising technology and its compliance with UK antitrust laws, to which we responded. The matter remains pending.
•Google Play: In July 2021, a number of state Attorneys General filed a lawsuit in the US District Court for the Northern District of California concerning Google's operation of Android and Google Play and its compliance with US antitrust laws and state antitrust and consumer protection laws. In September 2023, we reached a settlement in principle with 50 state Attorneys General and three territories and recognized a charge. In May 2024, we funded the settlement amount to an escrow agent. The Court approved the settlement in August 2026.
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
•European Digital Markets Act: In March 2024, the EC opened two investigations regarding Google's compliance with certain provisions of the European Union's (EU) Digital Markets Act relating to Google Play and Search. In March 2025, the EC issued preliminary findings of non-compliance in both investigations, to which we responded. In July 2026, the EC issued non-compliance decisions imposing fines of €430 million relating to Google Play and €460 million relating to Search. We appealed both decisions in October 2026; both appeals remain pending. We recognized a charge totaling $1.0 billion in the third quarter of 2026 for the fines.
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
For example, in July 2026, the Stockholm Patent and Market Court issued a decision against Google in a private action brought by PriceRunner (a subsidiary of Klarna) relating to Google's display and ranking of shopping search results. The Court awarded the plaintiff approximately $2.1 billion (awarded in multiple currencies) in principal damages plus accrued interest and costs, which we recognized in the second quarter of 2026. We appealed the decision, which remains pending.
For other such matters, given their nature, we cannot estimate a possible loss.
We believe we have strong arguments against open claims and will defend ourselves vigorously. We continue to cooperate with federal and state regulators in the US, the EC, and other regulators around the world.
Privacy Matters
We are subject to a number of privacy-related laws and regulations, and we currently are party to a number of privacy investigations and lawsuits ongoing in multiple jurisdictions. For example, there are ongoing investigations and litigation in the US and the EU, including those relating to our collection and use of location information, the processing controls we offer users, and advertising practices, which could result in significant fines, judgments, and product changes.
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
Other
We are subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and consent orders involving competition, intellectual property, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, design of our products and services, personal injury and other tort and nuisance theories, consumer protection, including how we moderate content on our platforms, AI, and other matters. For example, we periodically have data incidents that we report to relevant regulators as required by law. Such claims, consent orders, lawsuits, regulatory and government investigations, and other proceedings could result in substantial fines and penalties, injunctive relief, ongoing monitoring and auditing obligations, changes to our products and services, alterations to our business models and operations, and collateral-related civil litigation or other adverse consequences, all of which could harm our business, reputation, financial condition, and operating results.
We have ongoing legal matters relating to Russia. For example, some matters concern civil judgments that include compounding penalties imposed upon us in connection with disputes regarding the termination of accounts, including those of sanctioned parties. We do not expect these ongoing legal matters will have a material adverse effect.
Non-Income Taxes
We are under audit by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of non-income tax audits primarily arises from disputes on the tax treatment and tax rate applied to the sale of our products and services in these jurisdictions and the tax treatment of certain employee benefits. We accrue non-income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from our expectations.
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
At-the-Market Program
On June 1, 2026, the company entered into an equity distribution agreement with certain sales agents party thereto, pursuant to which we may sell both our Class A and Class C stock having aggregate sales proceeds of up to $40.0 billion from time to time through an at-the-market offering program (the "ATM Program"). The proceeds from offerings under the ATM Program are primarily intended to be used to meet tax obligations associated with employee equity grants.
During the three and nine months ended September 30, 2026, we issued 12 million shares of Class A stock for net proceeds of $4.3 billion and 24 million shares of Class C stock for net proceeds of $8.1 billion. As of September 30, 2026, $27.6 billion remained available for future issuance under the ATM Program.
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
Preferred and Common Dividends
In the three and nine months ended September 30, 2026, total cash dividends on preferred stock were $234 million, representing $117 million each on the Series A and Series B mandatory convertible preferred stock.
In the three and nine months ended September 30, 2026, total cash dividends on common stock were $2.7 billion and $7.9 billion, representing $1.3 billion and $3.8 billion for Class A, $182 million and $541 million for Class B, and $1.2 billion and $3.6 billion for Class C shares, respectively.
In October 2026, the company's Board of Directors declared a quarterly cash dividend of $15.63 per share on each of our Series A and Series B mandatory convertible preferred stock (equivalent to approximately $0.78 per share on each of our Series A and Series B Depositary Shares). The mandatory convertible preferred stock dividend is payable on November 15, 2026 to stockholders of record for each of the company's Series A and Series B shares as of November 1, 2026.
In October 2026, the company's Board of Directors declared a quarterly cash dividend of $0.22 per share on our Class A, Class B, and Class C stock. The common stock dividend is payable on December 14, 2026 to stockholders of record for each of the company's Class A, Class B, and Class C shares as of December 7, 2026.
The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.

Share Repurchases
In the three and nine months ended September 30, 2026, there were no repurchases of the company's Class A or Class C shares.
In April 2025, the company's Board of Directors authorized a $70.0 billion share repurchase program for its Class A and Class C shares. As of September 30, 2026, $69.5 billion remained available for Class A and Class C share repurchases.
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
Net income available to common stockholders is calculated by adjusting net income to deduct declared and accrued dividends on the mandatory convertible preferred stock.
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

The following tables set forth the computation of basic and diluted net income per common share of Class A, Class B, and Class C stock (in millions, except per share amounts):

	Three Months Ended September 30,
	2025				2026
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per common share:
Numerator
Allocation of distributed earnings (cash dividends paid to common stockholders)	$1,222	$177	$1,138	$2,537	$1,295	$182	$1,225	$2,702
Allocation of undistributed earnings	15,617	2,268	14,557	32,442	11,256	1,589	10,623	23,468
Net income available to common stockholders	$16,839	$2,445	$15,695	$34,979	$12,551	$1,771	$11,848	$26,170
Denominator
Number of shares used in per share computation	5,818	845	5,423	12,086	5,878	830	5,548	12,256
Basic net income per common share	$2.89	$2.89	$2.89	$2.89	$2.14	$2.13	$2.14	$2.14
Diluted net income per common share:
Numerator
Allocation of total earnings for basic computation	$16,839	$2,445	$15,695	$34,979	$12,551	$1,771	$11,848	$26,170
Reallocation of total earnings as a result of conversion of Class B to Class A shares	2,445	0	0	_(1)	1,771	0	0	_(1)
Preferred stock dividends declared and accrued(2)	0	0	0	0	0	0	0	0
Reallocation of undistributed earnings	(171)	(22)	171	_(1)	(117)	(14)	117	_(1)
Net income	$19,113	$2,423	$15,866	$34,979	$14,205	$1,757	$11,965	$26,170
Denominator
Number of shares used in basic computation	5,818	845	5,423	12,086	5,878	830	5,548	12,256
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	845	0	0	_(1)	830	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	117	117	0	0	112	112
Conversion of preferred stock(2)	0	0	0	0	0	0	0	0
Number of shares used in per share computation	6,663	845	5,540	12,203	6,708	830	5,660	12,368
Diluted net income per common share	$2.87	$2.87	$2.86	$2.87	$2.12	$2.12	$2.11	$2.12
(1)Not applicable for consolidated net income per common share.
(2)Pursuant to the if-converted method, preferred dividends are added back and preferred shares are assumed to have been converted to common shares only if they have a dilutive effect on net income per common share.

	Nine Months Ended September 30,
	2025				2026
	Class A	Class B	Class C	Consolidated	Class A	Class B	Class C	Consolidated
Basic net income per common share:
Numerator
Allocation of distributed earnings (cash dividends paid to common stockholders)	$3,609	$527	$3,377	$7,513	$3,809	$541	$3,583	$7,933
Allocation of undistributed earnings	43,294	6,336	40,572	90,202	92,680	13,222	87,020	192,922
Net income available to common stockholders	$46,903	$6,863	$43,949	$97,715	$96,489	$13,763	$90,603	$200,855
Denominator
Number of shares used in per share computation	5,822	852	5,456	12,130	5,846	834	5,489	12,169
Basic net income per common share	$8.06	$8.06	$8.06	$8.06	$16.51	$16.50	$16.51	$16.51
Diluted net income per common share:
Numerator
Allocation of total earnings for basic computation	$46,903	$6,863	$43,949	$97,715	$96,489	$13,763	$90,603	$200,855
Reallocation of total earnings as a result of conversion of Class B to Class A shares	6,863	0	0	_(1)	13,763	0	0	_(1)
Preferred stock dividends declared and accrued(2)	0	0	0	0	209	0	175	384
Reallocation of undistributed earnings	(406)	(52)	406	_(1)	(1,144)	(140)	1,144	_(1)
Net income	$53,360	$6,811	$44,355	$97,715	$109,317	$13,623	$91,922	$201,239
Denominator
Number of shares used in basic computation	5,822	852	5,456	12,130	5,846	834	5,489	12,169
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A shares outstanding	852	0	0	_(1)	834	0	0	_(1)
Restricted stock units and other contingently issuable shares	0	0	100	100	0	0	131	131
Conversion of preferred stock(2)	0	0	0	0	12	0	12	24
Number of shares used in per share computation	6,674	852	5,556	12,230	6,692	834	5,632	12,324
Diluted net income per common share	$8.00	$7.99	$7.98	$7.99	$16.34	$16.33	$16.32	$16.33
(1)Not applicable for consolidated net income per common share.
(2)Pursuant to the if-converted method, preferred dividends are added back and preferred shares are assumed to have been converted to common shares only if they have a dilutive effect on net income per common share.

Note 13. Compensation Plans
Stock-Based Compensation
For the three months ended September 30, 2025 and 2026, total stock-based compensation (SBC) expense was $6.4 billion and $8.7 billion, including amounts associated with awards we expect to settle in Alphabet stock of $6.1 billion and $8.3 billion, respectively. For the nine months ended September 30, 2025 and 2026, total SBC expense was $17.9 billion and $23.9 billion, including amounts associated with awards we expect to settle in Alphabet stock of $17.2 billion and $22.4 billion, respectively.
Stock-Based Award Activities
The following table summarizes the activities for unvested Alphabet RSUs and performance stock units (PSUs), both of which include dividend equivalents awarded to holders of unvested stock, for the nine months ended September 30, 2026 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2025	282	$159.75
Granted	155	$300.12
Vested	(128)	$171.99
Forfeited/canceled	(25)	$198.43
Unvested as of September 30, 2026	284	$227.39
As of September 30, 2026, there was $61.8 billion of unrecognized compensation cost related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years.
Note 14. Income Taxes
The following table presents provision for income taxes (in millions, except for effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Income before provision for income taxes	$43,987	$32,355	$119,709	$248,520
Provision for income taxes	$9,008	$5,887	$21,994	$47,281
Effective tax rate	20.5%	18.2%	18.4%	19.0%
We are subject to income taxes in the US and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $11.5 billion and $12.5 billion, of which $9.7 billion and $10.6 billion, if recognized, would affect our effective tax rate, as of December 31, 2025 and September 30, 2026, respectively.
Note 15. Information about Segments and Geographic Areas
We report our segment results as Google Services, Google Cloud, and Other Bets:
•Google Services includes products and services such as ads, Android, Chrome, consumer devices, Google Maps, Google Play, Search, and YouTube. Google Services generates revenues primarily from advertising; fees received for consumer subscription-based products such as YouTube TV, YouTube Music and Premium, and NFL Sunday Ticket, as well as Google One; the sale of apps and in-app purchases; and consumer devices.
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
The following table presents revenue, profitability, and expense information about our segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Revenues:
Google Services	$87,052	$96,302	$246,859	$280,479
Google Cloud	15,157	30,709	41,041	75,505
Other Bets	344	372	1,167	1,165
Hedging gains (losses)	(207)	194	(60)	120
Total revenues	$102,346	$127,577	$289,007	$357,269
Operating income (loss):
Google Services	$33,527	$39,157	$99,272	$119,290
Google Cloud	3,594	11,121	8,597	26,533
Other Bets	(1,426)	(2,047)	(3,898)	(5,946)
Alphabet-level activities	(4,467)	(7,655)	(10,866)	(18,835)
Total income from operations	$31,228	$40,576	$93,105	$121,042
Supplemental information about segment expenses:
Google Services:
Employee compensation expenses	$11,070	$12,280	$33,713	$36,761
Other costs and expenses	42,455	44,865	113,874	124,428
Total Google Services costs and expenses	$53,525	$57,145	$147,587	$161,189
Google Cloud:
Employee compensation expenses	$5,586	$7,081	$16,515	$20,457
Other costs and expenses	5,977	12,507	15,929	28,515
Total Google Cloud costs and expenses	$11,563	$19,588	$32,444	$48,972

Google Services and Google Cloud employee compensation expenses include the costs associated with direct and allocated employees. Google Services and Google Cloud other costs and expenses primarily include direct costs, such as advertising and promotional activities, inventory and related costs, legal and other matters, and third-party services fees as well as allocated costs, such as technical infrastructure and office facilities usage costs. Additionally, Google Services other costs and expenses include content acquisition costs and TAC.
See Note 2 for further details relating to revenues by geography.
The following table presents long-lived assets by geographic area, which includes property and equipment, net and operating lease assets (in millions):

	As of December 31, 2025	As of September 30, 2026
Long-lived assets:
United States	$195,337	$302,224
International	66,481	90,876
Total long-lived assets	$261,818	$393,100

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with "Note about Forward-Looking Statements" and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including Part I, Item 1A "Risk Factors," as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Revenues and Monetization Metrics
We generate revenues by delivering relevant, cost-effective online advertising; cloud-based solutions that provide enterprise customers of all sizes with infrastructure, platform services, and applications; and sales of products and services, such as fees received for subscription-based products, apps and in-app purchases, consumer devices, and TPU systems. For additional information on how we recognize revenue, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
•consumer devices, which primarily include sales of the Pixel family of devices; and
•other products and services.
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
◦inventory and related costs associated with the consumer devices and TPU systems hardware we sell; and
◦other technical infrastructure operations costs, including energy, equipment, and network capacity costs.
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

Executive Overview
The following table summarizes consolidated financial results (in millions, except for per share information and percentages):

	Three Months Ended
	September 30,
	2025	2026	$ Change	% Change
Consolidated revenues	$102,346	$127,577	$25,231	25%

Cost of revenues	$41,369	$51,419	$10,050	24%
Operating expenses	$29,749	$35,582	$5,833	20%

Operating income	$31,228	$40,576	$9,348	30%
Operating margin	31%	32%		1%

Other income (expense), net	$12,759	$(8,221)	$(20,980)	NM

Net income available to common stockholders	$34,979	$26,170	$(8,809)	(25)%
Diluted net income per common share(1)	$2.87	$2.12	$(0.75)	(26)%
NM = Not Meaningful
(1)    For additional information on the calculation of diluted net income per common share, see Note 12 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•Revenues were $127.6 billion, an increase of 25% year over year, primarily driven by an increase in Google Cloud revenues of $15.6 billion, or 103%, and an increase in Google Services revenues of $9.3 billion, or 11%.
•Cost of revenues was $51.4 billion, an increase of 24% year over year, primarily driven by increases in inventory and related costs, primarily associated with the sale of TPU systems, depreciation expense, TAC, and content acquisition costs, largely for YouTube.
•Operating expenses were $35.6 billion, an increase of 20% year over year, primarily driven by increases in employee compensation expenses and depreciation expense. These increases were partially offset by a decrease in expenses related to legal and other matters.
Other Information:
•On July 2, 2026, the EC upheld its 2018 decision that certain provisions in Google's Android-related distribution agreements infringed European antitrust laws. The court-imposed fine and interest of $5.2 billion, which was previously accrued, was paid in July 2026.
•During the three months ended September 30, 2026, we issued 12 million shares of Class A stock for net proceeds of $4.3 billion and 24 million shares of Class C stock for net proceeds of $8.1 billion. As of September 30, 2026, $27.6 billion remained available for future issuance under the ATM Program.
•In the third quarter of 2026, we issued senior unsecured notes for net proceeds of $28.7 billion, to be used for general corporate purposes.
•In October 2026, Waymo entered into a Credit Agreement for a $5.0 billion senior secured term loan that matures in October 2032. The term loan bears interest at a rate equal to Term SOFR plus 5.25% and is secured by certain assets and subsidiaries of Waymo, subject to specified carve-outs. The obligations under the term loan are not guaranteed by Alphabet or any of its other subsidiaries.
•Operating cash flow was $42.3 billion for the three months ended September 30, 2026.
•Capital expenditures, which primarily reflected investments in technical infrastructure, were $51.4 billion for the three months ended September 30, 2026.
•As of September 30, 2026, we had 204,757 employees.

We are monitoring ongoing developments surrounding geopolitical tension, international trade, and the macroeconomic environment. As a result, we may experience direct and indirect effects on our business, operations, and financial results. Our past results may not be indicative of our future performance, and our financial results may differ materially from historical trends.
Financial Results
Revenues
The following table presents revenues by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Google Search & other	$56,567	$63,350	$161,459	$187,020
YouTube ads	10,261	11,207	28,984	32,145
Google Network	7,354	7,455	21,964	21,729
Google advertising	74,182	82,012	212,407	240,894
Google subscriptions, platforms, and devices	12,870	14,290	34,452	39,585
Google Services total	87,052	96,302	246,859	280,479
Google Cloud	15,157	30,709	41,041	75,505
Other Bets	344	372	1,167	1,165
Hedging gains (losses)	(207)	194	(60)	120
Total revenues	$102,346	$127,577	$289,007	$357,269
Google Services
Google Advertising
Google Search & other
Google Search & other revenues increased $6.8 billion and $25.6 billion from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026. The overall growth was driven by interrelated factors including increases in search queries resulting from growth in user adoption and usage on mobile devices; growth in advertiser spending; and improvements we have made in ad formats and delivery.
YouTube ads
YouTube ads revenues increased $946 million and $3.2 billion from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026. The growth was driven by our brand advertising products followed by our direct response advertising products, both of which benefited from increased spending by our advertisers.
Google Network
Google Network revenues increased $101 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily due to an increase in AdMob revenues. The overall increase was partially offset by a decrease in AdSense revenues.
Google Network revenues decreased $235 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily due to a decrease in AdSense revenues, partially offset by an increase in AdMob revenues.
Monetization Metrics
The following table presents changes in monetization metrics for Google Search & other revenues (paid clicks and cost-per-click) and Google Network revenues (impressions and cost-per-impression), expressed as a percentage, from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Google Search & other
Paid clicks change	8%	11%
Cost-per-click change	4%	4%
Google Network
Impressions change	(14)%	(11)%
Cost-per-impression change	14%	11%
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
Google Subscriptions, Platforms, and Devices
Google subscriptions, platforms, and devices revenues increased $1.4 billion from the three months ended September 30, 2025 to the three months ended September 30, 2026. The growth was primarily driven by increases in subscriptions and devices revenues. The increase in subscriptions revenues was primarily due to the contribution from growth in paid subscriptions across both YouTube services and Google One. The increase in devices revenues was primarily driven by increased sales of Pixel devices.
Google subscriptions, platforms, and devices revenues increased $5.1 billion from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The growth was primarily driven by an increase in subscriptions revenues. This increase was primarily due to the contribution from growth in paid subscriptions across both YouTube services and Google One.
Google Cloud
Google Cloud revenues increased $15.6 billion from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily driven by growth in Google Cloud Platform, largely from infrastructure and platform services, and TPU system sales.
Google Cloud revenues increased $34.5 billion from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily driven by growth in Google Cloud Platform largely from infrastructure and platform services.
Revenues by Geography
The following table presents revenues by geography as a percentage of revenues, determined based on the addresses of our customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
United States	48%	53%	48%	51%
EMEA	29%	26%	29%	27%
APAC	17%	16%	17%	16%
Other Americas	6%	5%	6%	6%
Hedging gains (losses)	0%	0%	0%	0%
For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Costs and Expenses

Cost of Revenues
The following table presents cost of revenues, including TAC (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
TAC	$14,876	$16,366	$43,329	$47,773
Other cost of revenues	26,493	35,053	73,439	90,860
Total cost of revenues	$41,369	$51,419	$116,768	$138,633
Total cost of revenues as a percentage of revenues	40%	40%	40%	39%
Cost of revenues increased $10.1 billion from the three months ended September 30, 2025 to the three months ended September 30, 2026 due to an increase in other cost of revenues and TAC of $8.6 billion and $1.5 billion, respectively. Cost of revenues increased $21.9 billion from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 due to an increase in other cost of revenues and TAC of $17.4 billion and $4.4 billion, respectively.
The increase in TAC from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026 was largely due to an increase in TAC paid to distribution partners, primarily driven by growth in revenues subject to TAC. The TAC rate decreased from 20.1% to 20.0% from the three months ended September 30, 2025 to the three months ended September 30, 2026 and decreased from 20.4% to 19.8% from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily due to a revenue mix shift from Google Network properties to Google Search & other properties, partially offset by an increase in the Google Network TAC rate. The TAC rate on Google Search & other revenues was substantially consistent from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026. The TAC rates on Google Network revenues reflected an increase from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026 due to a combination of factors, none of which were individually significant.
The increase in other cost of revenues from the three months ended September 30, 2025 to the three months ended September 30, 2026 was primarily due to increases in inventory and related costs, primarily associated with the sale of TPU systems, depreciation expense, content acquisition costs, largely for YouTube, and other technical infrastructure operations costs.
The increase in other cost of revenues from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 was primarily due to increases in depreciation expense, inventory and related costs, primarily associated with the sale of TPU systems, content acquisition costs, largely for YouTube, and employee compensation expenses.

Research and Development
The following table presents research and development expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Research and development expenses	$15,151	$20,640	$42,515	$55,891
Research and development expenses as a percentage of revenues	15%	16%	15%	16%
Research and development expenses increased $5.5 billion and $13.4 billion from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026, primarily driven by increases in employee compensation expenses of $3.5 billion and $8.8 billion, as well as depreciation expense of $802 million and $1.9 billion, respectively.

Sales and Marketing
The following table presents sales and marketing expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Sales and marketing expenses	$7,205	$8,804	$20,478	$24,813
Sales and marketing expenses as a percentage of revenues	7%	7%	7%	7%
Sales and marketing expenses increased $1.6 billion and $4.3 billion from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026, primarily driven by increases in advertising and promotional activities of $722 million and $2.1 billion, as well as employee compensation expenses of $715 million and $1.5 billion, respectively.
General and Administrative
The following table presents general and administrative expenses (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
General and administrative expenses	$7,393	$6,138	$16,141	$16,890
General and administrative expenses as a percentage of revenues	7%	5%	6%	5%
General and administrative expenses decreased $1.3 billion from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily driven by a decrease in expenses related to legal and other matters of $2.1 billion, largely reflecting the effect of a $3.5 billion EC fine accrued in the third quarter of 2025.
General and administrative expenses increased $749 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily driven by increases in employee compensation expenses of $773 million and non-income tax expenses of $462 million. The overall increase was partially offset by a decrease in expenses related to legal and other matters of $1.6 billion, largely reflecting the effect of a $3.5 billion EC fine accrued in the third quarter of 2025.

Segment Profitability
We report our segment results as Google Services, Google Cloud, and Other Bets. Additionally, certain costs are not allocated to our segments because they represent Alphabet-level activities. For further details on our segments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
The following table presents segment operating income (loss) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Operating income (loss):
Google Services	$33,527	$39,157	$99,272	$119,290
Google Cloud	3,594	11,121	8,597	26,533
Other Bets	(1,426)	(2,047)	(3,898)	(5,946)
Alphabet-level activities(1)	(4,467)	(7,655)	(10,866)	(18,835)
Total income from operations	$31,228	$40,576	$93,105	$121,042
(1)Alphabet-level activities primarily reflect expenses related to our shared AI research and development.
Google Services

Google Services operating income increased $5.6 billion from the three months ended September 30, 2025 to the three months ended September 30, 2026. The increase in operating income was primarily driven by an increase in revenues and a decrease in expenses related to legal and other matters, partially offset by an increase in TAC.
Google Services operating income increased $20.0 billion from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in TAC.
Google Cloud
Google Cloud operating income increased $7.5 billion from the three months ended September 30, 2025 to the three months ended September 30, 2026. The increase in operating income was primarily driven by an increase in revenues, partially offset by increases in inventory and related costs associated with the sale of TPU systems and usage costs for technical infrastructure.
Google Cloud operating income increased $17.9 billion from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The increase in operating income was primarily driven by an increase in revenues, partially offset by an increase in usage costs for technical infrastructure.
Other Bets
Other Bets operating loss increased $621 million from the three months ended September 30, 2025 to the three months ended September 30, 2026. The increase in operating loss was primarily driven by an increase in employee compensation expenses and a combination of other factors, none of which were individually significant.
Other Bets operating loss increased $2.0 billion from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The increase in operating loss was primarily driven by increases in employee compensation expenses and third-party services fees.

Other Income (Expense), Net
The following table presents OI&E (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Interest income	$1,076	$1,768	$3,128	$4,579
Interest expense	(143)	(967)	(438)	(2,778)
Foreign currency exchange gain (loss), net	(143)	22	(318)	7
Gain (loss) on debt securities, net	122	(383)	489	(526)
Gain (loss) on equity securities, net	10,734	(8,664)	21,778	127,282
Income (loss) and impairment from equity method investments, net	(30)	(143)	367	(118)
Other	1,143	146	1,598	(968)
Other income (expense), net	$12,759	$(8,221)	$26,604	$127,478
OI&E, net decreased $21.0 billion from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily related to net unrealized losses in our marketable equity securities largely from SpaceX, and decreased net unrealized gains on our nonmarketable equity securities largely from a private company.
OI&E, net increased $100.9 billion from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily related to net unrealized gains on our nonmarketable equity securities largely from a private company, and SpaceX prior to its initial public offering.
For additional information, see Note 3 and Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes
The following table presents provision for income taxes (in millions, except effective tax rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Income before provision for income taxes	$43,987	$32,355	$119,709	$248,520
Provision for income taxes	$9,008	$5,887	$21,994	$47,281
Effective tax rate	20.5%	18.2%	18.4%	19.0%
The effective tax rate decreased from the three months ended September 30, 2025 to the three months ended September 30, 2026. The decrease is primarily attributed to lower pre-tax earnings from unrealized losses on equity securities that are deferred tax assets at statutory tax rates, an increase in the foreign-derived deduction eligible income tax deduction, and less non-deductible fines, partially offset by changes in prior period tax positions.
The effective tax rate increased from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The increase is primarily attributed to higher pre-tax earnings from unrealized gains on equity securities that are deferred tax liabilities at the statutory tax rate, and an increase in acquisition-related tax integration costs, partially offset by an increase in SBC-related tax benefits and foreign-derived deduction eligible income tax deduction.
The Organization for Economic Cooperation and Development (OECD) published model rules for the implementation of a minimum global effective tax rate of 15%. Many countries have implemented or are in the process of implementing the rules. In January 2026, the OECD introduced new guidance including a "Side-by-Side Safe Harbor" which, if elected, exempts US domestic operations from being taxed by global minimum tax rules. However, it does not exempt foreign subsidiaries from local minimum tax requirements. These rules did not have a material effect on our income tax provision for the nine months ended September 30, 2026. As more countries enact these global minimum tax rules, our effective tax rate and cash tax payments could be affected.
Financial Condition
Cash, Cash Equivalents, and Marketable Securities
As of September 30, 2026, we had $265.1 billion in cash, cash equivalents, and short-term marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities.
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
The following table presents cash flows (in millions):

	Nine Months Ended
	September 30,
	2025	2026
Net cash provided by operating activities	$112,311	$127,149
Net cash used in investing activities	$(68,515)	$(217,171)
Net cash provided by (used in) financing activities	$(44,416)	$115,757
Cash Provided by Operating Activities
Our largest source of cash provided by operations are advertising revenues generated by Google Search & other properties, YouTube properties, and Google Network properties. In Google Services, we also generate cash through consumer subscriptions, the sale of apps and in-app purchases, and consumer devices. In Google Cloud, we generate cash through consumption-based fees and subscriptions for infrastructure, platform, applications, and other cloud services, as well as from product sales.

Our primary uses of cash from operating activities include payments to distribution and Google Network partners, to employees for compensation, and to content providers. Other uses of cash from operating activities include payments to suppliers for inventory, to tax authorities for income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 due to an increase in cash received from customers, partially offset by an increase in cash payments for cost of revenues and operating expenses.
Cash Used in Investing Activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable and non-marketable securities. Cash used in investing activities consists primarily of purchases of marketable and non-marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 primarily due to an increase in purchases of property and equipment, driven by investments in technical infrastructure, an increase in purchases of marketable securities, and an increase in payments for acquisitions.
Cash Provided by Financing Activities
Cash provided by financing activities consists primarily of proceeds from issuance of debt, proceeds from issuance of equity, and proceeds from the sale of interests in consolidated entities. Cash used in financing activities consists primarily of repayments of debt, net payments related to stock-based award activities, and dividend payments.
Net cash provided by financing activities for the nine months ended September 30, 2026 compared to net cash used in financing activities for the nine months ended September 30, 2025 was primarily due to an increase in the issuance of debt, the issuance of common stock, and a decrease in repurchases of stock.
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
During the nine months ended September 30, 2025 and 2026, we spent $63.6 billion and $132.0 billion on capital expenditures, respectively. In 2026, we expect to significantly increase, relative to 2025, our investment in our technical infrastructure, including servers and network equipment and data centers. Depreciation of our property and equipment commences when such assets are ready for their intended use. For the nine months ended September 30, 2025 and 2026, our depreciation on property and equipment was $15.1 billion and $22.0 billion, respectively.
Leases
As of September 30, 2026, the amount of total undiscounted future lease payments under operating and finance leases was $24.4 billion and $4.3 billion, respectively.

As of September 30, 2026, we have entered into leases, primarily related to data centers and energy infrastructure, that have not yet commenced with future lease payments of $130.5 billion. These leases will commence between 2026 and 2031 with non-cancelable lease terms between one and 26 years.
For additional information on leases, see Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Financing
As of September 30, 2026, we had long-term debt outstanding with a total carrying value of $125.1 billion.
During the nine months ended September 30, 2026, we issued $45.0 billion of US dollar-denominated senior unsecured notes and $35.8 billion of foreign currency-denominated senior unsecured notes for general corporate purposes, across Sterling, Swiss Franc, Euro, Canadian dollar, Japanese yen, and Australian dollar.
In October 2026, Waymo entered into a Credit Agreement for a $5.0 billion senior secured term loan that matures in October 2032. The term loan bears interest at a rate equal to Term SOFR plus 5.25% and is secured by certain assets and subsidiaries of Waymo, subject to specified carve-outs. The obligations under the term loan are not guaranteed by Alphabet or any of its other subsidiaries.
As of September 30, 2026, we had $10.0 billion of revolving credit facilities, of which $4.0 billion expires in April 2027 and $6.0 billion expires in April 2030. No amounts were outstanding under the credit facilities as of September 30, 2026. We also have a commercial paper program of up to $25.0 billion, which is used for general corporate purposes. As of September 30, 2026, we had no commercial paper outstanding.
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
At-the-Market Program
On June 1, 2026, the company entered into an equity distribution agreement with certain sales agents party thereto, pursuant to which we may sell both our Class A and Class C stock having aggregate sales proceeds of up to $40.0 billion from time to time through the ATM Program. The proceeds from offerings under the ATM Program are primarily intended to be used to meet tax obligations associated with employee equity grants.
During the three and nine months ended September 30, 2026, we issued 12 million shares of Class A stock for net proceeds of $4.3 billion and 24 million shares of Class C stock for net proceeds of $8.1 billion. As of September 30, 2026, $27.6 billion remained available for future issuance under the ATM Program.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Preferred and Common Dividends
In the three and nine months ended September 30, 2026, total cash dividends on preferred stock were $234 million, representing $117 million each on the Series A and Series B mandatory convertible preferred stock.
In the three and nine months ended September 30, 2026, total cash dividends on common stock were $2.7 billion and $7.9 billion, representing $1.3 billion and $3.8 billion for Class A, $182 million and $541 million for Class B, and $1.2 billion and $3.6 billion for Class C shares, respectively.

The company intends to pay quarterly cash dividends in the future, subject to review and approval by the company’s Board of Directors in its sole discretion.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Share Repurchase Program
In the three and nine months ended September 30, 2026, there were no repurchases of the company's Class A or Class C shares.
In April 2025, the company's Board of Directors authorized a $70.0 billion share repurchase program for its Class A and Class C shares. As of September 30, 2026, $69.5 billion remained available for Class A and Class C share repurchases.
For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Accrued Legal and Regulatory
As of September 30, 2026, we had short-term accrued legal and regulatory fines and settlements of $13.8 billion. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Taxes
As of September 30, 2026, we had long-term income taxes payable of $12.2 billion primarily related to unrecognized tax benefits. The timing and amount of any payment related to these unrecognized tax benefits are uncertain and cannot be estimated.
Purchase Commitments and Other Contractual Obligations
Future Cash Commitments
As of September 30, 2026, we have entered into future cash commitments that are not reflected on our balance sheet, subject to counterparties performing on their obligations. These future commitments comprise:
•$924.4 billion material purchase commitments, of which $802.1 billion relates to multi-year commitments for technical infrastructure and inventory, energy take-or-pay contracts, and content licenses. The significant majority of these commitments will be fulfilled through 2031. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. The remainder primarily consists of open purchase orders. Of the total material purchase commitments of $924.4 billion, $213.4 billion is due within 12 months.
•$130.5 billion future payments for leases not yet commenced, primarily related to data centers and energy infrastructure. These leases will commence between 2026 and 2031 with non-cancelable lease terms between one and 26 years. For additional information, see Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
•$21.9 billion of future funding commitments related to our investments in equity securities. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
Contingent Commitments
As of September 30, 2026, we have entered into contingent commitments consisting of:
•$75.7 billion of financial support in the form of backstop obligations relating to data centers, including data center lease payments and the associated energy costs for certain agreements. Of these obligations, $48.0 billion is executed with third-party data center providers, which are accounted for as credit derivatives. $27.7 billion represents our obligation to put in place future backstops to support data center and energy supply infrastructure, of which $10.0 billion is with Crux AI, a related party.

•$22.8 billion of financial guarantees, primarily to support counterparty procurement of long-lead time equipment for our future power purchase and energy agreements.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Within Google Services, we continue to invest in consumer devices, including our smartphones, home devices, and wearables, which is a highly competitive market with frequent introduction of new products and services, rapid adoption of technological advancements by competitors, increased market saturation in developed countries, short product life cycles, evolving industry standards, continual improvement in performance characteristics, and price and feature sensitivity on the part of consumers and businesses. There can be no assurance we will be able to provide devices that compete effectively.
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

To meet both internal and customer AI compute capacity demands, we have entered into significant long-term supply agreements, energy service agreements, and leasing arrangements with third parties, which involve substantial obligations and increased operational complexity. We also have a number of large, long-duration commercial agreements, which could increase our liabilities and obligations. These include certain contingent commitments, such as backstops and financial guarantees to support the build-out of third-party data centers and power infrastructure, and contingent repurchase obligations for certain hardware and embedded software at prices below original cost. In the event of nonperformance by us, our counterparties, or vendors, the exercise of repurchase rights, or industry challenges, we may incur additional liabilities, have excess capacity or inventory that we cannot easily redeploy, and not receive payments from our counterparties or customers. Depending upon market conditions, these additional costs or exposures could be significant.
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
Our evolving AI-enabled products and services, including our development and deployment of AI agents, expose us to risks involving harmful content, inaccuracies, discrimination, product liability, intellectual property infringement or misappropriation, rights of publicity claims, defamation, data privacy, cybersecurity, minor protection, and other issues. As a result, deploying AI systems and agents could subject us to competitive harm, regulatory action, legal liability (including under new and proposed regulations), new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm.
Some uses of AI will present ethical issues and may have broad effects on society. Although we have already devoted and will continue to invest significant resources to develop and deploy AI responsibly, the probabilistic nature of AI models means we may not be able to anticipate, identify, or resolve all AI-related issues, deficiencies, and failures before they arise. During model testing, we have sometimes observed unexpected behavior, including autonomous agents taking actions outside of their intended scope. Furthermore, as our AI systems increasingly orchestrate multi-step tasks and interact autonomously with third-party tools, applications, and APIs, errors or misalignments in one component may compound across the workflow, potentially leading to operational, technical, or transactional failures, unauthorized actions, or unforeseen liabilities for us or third parties. In the event of an incident, we may be unable to isolate root causes or detect and respond in a timely manner, and we may face difficulties identifying similar incidents in the future, any of which could subject us to heightened regulatory scrutiny, enforcement actions, or litigation. Unintended consequences, misalignment, misuse, abuse, or customization of our AI tools and systems, which we may not be able to prevent or control, could lead to severe or catastrophic security and societal incidents, or negatively affect human rights, privacy, cybersecurity, employment, public health, or other safety, ethical, and societal interests. Any such occurrences may result in litigation, brand or reputational damage, adverse legislation, increased regulatory scrutiny, orders or requirements to withdraw, retrain, or modify deployed models, and operational shutdowns or injunctions, any of which could harm our business, financial condition, and operating results.

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
Our products and services involve the storage, handling, and transmission of proprietary and other sensitive information. Malicious software such as viruses, software bugs, theft, misuse, defects, vulnerabilities in our products and services, as well as cyber attacks, phishing schemes, and other types of security attacks, which increasingly use AI and AI agents, expose us to a risk of loss or improper use and disclosure of such information, which could result in litigation and other potential liabilities, including regulatory fines and penalties, as well as reputational harm. Our technologies have contained, and are likely in the future to contain, undetected errors, bugs, or vulnerabilities, some of which we may discover only after the code is released. The use of AI to find and exploit vulnerabilities is accelerating timelines on which such vulnerabilities may be discovered and exploited by threat actors. Systems and control failures, security breaches, failure to comply with our data protection policies, and inadvertent disclosure of user data could result in regulatory and legal exposure, harm our reputation and business, and impair our ability to attract and retain users or customers. Such incidents have occurred in the past and may continue to occur, and we expect to continue to expend significant resources to maintain security protections that limit the effect of bugs, theft, misuse, and security vulnerabilities or breaches. Concerns regarding our handling of personal data or other data-privacy-related matters, even if unfounded, could harm our business, reputation, financial condition, and operating results.
We continue to incorporate AI-based features, including AI agents, into our offerings and internal systems. These technologies may introduce novel and unanticipated security threats as our and the market’s understanding of AI-centric risks evolves. In particular, the deployment of and interaction with AI agents presents heightened cybersecurity risks where AI agents may be exploited by malicious actors to facilitate hacking, data exfiltration, privilege escalation, or lateral movement within our systems or the systems of our partners and customers. AI agents may also be vulnerable to prompt injection, adversarial manipulation, or other novel attack vectors that could cause them to bypass access controls, disclose sensitive data, or take unauthorized actions. Furthermore, agentic AI systems that can take actions autonomously may experience model misalignment, fail to work as intended, malfunction, make unintended decisions, or execute multi-step actions without adequate human review, which could lead to accessing systems or executing actions outside their intended scope, data leakage or loss, operational disruption, erroneous transactions, harm to individuals and businesses, cybersecurity incidents, or noncompliance with laws such as the Computer Fraud and Abuse Act or other legal frameworks. In addition, our increasing internal reliance on AI-driven tools and autonomous agents to assist in writing, testing, and deploying software across our production environments and core infrastructure may introduce undetected vulnerabilities, coding errors, or architectural defects that could degrade system reliability or expose us to heightened cybersecurity risks. Because these risks are inherent in emerging and rapidly evolving technology, our existing security frameworks and controls may not fully anticipate, detect, or address them.
We experience cyber attacks and other attempts to gain unauthorized access to our systems on a regular basis. These attacks, which increasingly leverage AI to breach systems, target employees, or impersonate senior management, continue to evolve in sophistication and volume and may be difficult to detect. We have also seen, and will continue to see, industry-wide software supply chain vulnerabilities and attacks on telecommunications and other critical infrastructure, as well as by nation-states and state-sponsored actors. These attacks may target us or our customers, particularly our public sector customers (including federal, state, and local governments). Geopolitical tensions or armed conflicts, such as the ongoing conflicts in the Middle East and Ukraine, may increase these risks. Our efforts to prevent security incidents may require significant additional resources and could increase the risk of retaliatory attacks.
Security and privacy incidents may also arise from employee or insider error or malfeasance, system errors, or vulnerabilities in our or other parties' systems. If partners, service providers, or other third parties with whom we share information fail to implement adequate data-security practices or suffer a security breach, our users’ data may be improperly accessed, used, or disclosed.
While we may not determine certain issues to be material at the time they occur, there is no guarantee that these issues will not ultimately result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation, and negative publicity. A series of related issues may be determined to be material in the aggregate at a later date, even if not material individually at the time of their occurrence. Because the techniques used to obtain unauthorized access to, disable, or degrade service provided by or otherwise sabotage systems change frequently and often are not recognized until deployed, we may be unable to anticipate certain attacks or implement adequate preventative measures. Any actual or perceived breach, whether of our systems or those of our business partners or service providers, could undermine market confidence in our security measures, result in the loss of users and customers, compromise trade secrets, and expose us to significant legal claims, regulatory actions, fines, and penalties.
While we have dedicated significant resources to incident response capabilities, including worldwide incident response teams, our response process may not be adequate or fast enough to limit or prevent harm or may fail to accurately assess the severity of or sufficiently remediate an incident. As a result, we may suffer significant legal, reputational, or financial exposure, which could harm our business, financial condition, and operating results.
For additional information, see also our risk factor on privacy and data protection regulations under 'Risks Related to Laws, Regulations, and Policies' below.
Risks Related to Laws, Regulations, and Policies
We are and may continue to be subject to claims, lawsuits, regulatory and government inquiries and investigations, enforcement actions, consent orders, and other forms of regulatory scrutiny and legal liability, including competition matters, that could harm our business, reputation, financial condition, and operating results.
We are subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and orders involving competition, intellectual property, AI, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, design of our products and services, personal injury and other tort and nuisance theories, consumer protection claims, including how we moderate content on our platforms, AI, and other matters.
The US Department of Justice (DOJ), various states, and other plaintiffs have filed, and may continue to file in the future, several antitrust lawsuits about aspects of our business, including our advertising technologies and practices, the operation and distribution of Google Search, and the operation and distribution of Android operating system and Play Store. Adverse rulings in these or related competition proceedings have resulted, and may in the future result, in court-ordered remedies that mandate substantial alterations to our commercial agreements, product integrations and functionality, and business models. These remedies could include prohibitions or restrictions on default distribution arrangements and revenue-sharing agreements, requirements to share or license search data and provide syndication services to rivals, changes to app store billing and distribution practices, or structural relief such as the required divestiture of certain advertising technology assets or other business units. Implementing any such operational changes, product modifications, or structural separations could significantly impair our distribution reach, reduce user engagement and advertising revenues, increase compliance and operating costs, and harm our business, reputation, financial condition, and operating results. For additional information about such lawsuits, see Legal Matters in Note 10 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We are, and will continue to be, subject to a variety of claims including product warranty, product liability, and consumer protection claims related to alleged inaccuracies or omissions in product, service, or marketing disclosures and product defects, among other litigation. We are also, and will continue to be, subject to claims involving health and safety, hazardous materials usage, other environmental effects, AI training, development, and commercialization, or service disruptions or failures. Claims have been brought, and we expect will continue to be brought, against us for defamation, negligence, breaches of contract, patent, copyright, and trademark infringement, trade secret misappropriation, unfair competition, violation of the Computer Fraud and Abuse Act and similar laws, unlawful activity, torts, product liability, privacy rights violations, fraud, misrepresentations, or other legal theories based on the nature and content of information available on or via our services, the design and effect of our products and services, or due to our involvement in hosting, transmitting, marketing, branding, or providing access to content created by third parties. We are also defending claims and responding to inquiries and suits relating to our platforms and services, including allegations and trials involving youth-related issues, which could result in substantial fines, settlements, or operational restrictions.

Various laws, regulations, investigations, enforcement lawsuits, and regulatory actions have involved in the past, and may in the future result in substantial fines and penalties, injunctive relief, ongoing monitoring and auditing obligations, changes to our products and services, alterations to our business models and operations, including divestiture, and collateral-related civil litigation or other adverse consequences. Any of these legal proceedings could also result in legal costs, diversion of management resources, and negative publicity, all of which could harm our business, reputation, financial condition, and operating results.
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
The market prices of our Class A stock or Class C stock are likely to be influenced by any sales under our ATM Program, the issuance of additional Class A stock or Class C stock in connection with the conversion of or dividend payments on our Mandatory Convertible Preferred Stock and our depositary shares, or any other future sales or other issuances of our Class A stock or Class C stock. Market prices could be depressed as a result of: (1) investors’ anticipation of the potential sale or resale, as applicable, under the ATM Program or received upon conversion of our Mandatory Convertible Preferred Stock or our depositary shares; (2) possible sales of our Class A stock or Class C stock by investors who view the Mandatory Convertible Preferred Stock or our depositary shares as a more attractive means of equity participation in us than owning shares of Class A stock or Class C stock; and (3) any hedging or arbitrage trading activity involving the Mandatory Convertible Preferred Stocks or our depositary shares and our Class A stock or Class C stock. There is no assurance that any depression in the market price from such dilution will only be in the short-term or temporary.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 5.OTHER INFORMATION
10b5-1 Trading Plans
During the quarter ended September 30, 2026, the following Section 16 director and officers adopted or modified a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Ruth M. Porat, President and Chief Investment Officer, adopted a new trading plan on August 11, 2026 (with the first trade under the new plan scheduled for December 1, 2026). The trading plan will be effective until December 1, 2027 to sell 100,149 target shares of Class C Capital Stock (gross, plus any dividend equivalent units) upon the vesting of Ruth's Alphabet Google Stock Units and PSUs during the plan period, as adjusted based on performance, including the potential maximum payout of up to 200% of gross PSUs (shares sold are net of tax withholding).
•Kent Walker, President, Global Affairs, Chief Legal Officer and Secretary, effected a trading plan modification by terminating a trading plan on August 31, 2026 that was originally adopted on May 5, 2025, and adopting a new trading plan on August 31, 2026 (with the first trade under the new plan scheduled for November 30, 2026). The new trading plan will be effective until February 23, 2029 to sell an aggregate of (i) 9,767 shares of Class C Capital Stock plus (ii) 100% of the (net) shares resulting from the vesting of an additional 230,315 target shares of Class C Capital Stock (gross, plus any dividend equivalent units) upon the vesting of Kent's Alphabet Google Stock Units and PSUs during the plan period, as adjusted based on performance, including the potential maximum payout of up to 200% of gross PSUs (net shares are net of tax withholding).
•John Hennessy, Chair of the Board of Directors, through the John L. Hennessy & Andrea J. Hennessy Revocable Trust, adopted a new trading plan on July 24, 2026 (with the first trade under the new plan scheduled for November 3, 2026). The trading plan will be effective until October 4, 2027 to sell up to 5,200 shares of Class A Common Stock and 2,600 shares of Class C Capital Stock.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the quarter ended September 30, 2026 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Policy Against Insider Trading and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules, and regulations.
ITEM 6.EXHIBITS
Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), certain instruments which define the rights of holders of long-term debt of Alphabet Inc. and its consolidated subsidiaries are not filed herewith, and the company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
4.1		Indenture, dated February 12, 2016, between Alphabet Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Registration Statement on Form S-3 (File No. 333-209510)	February 12, 2016
4.2		Form of Global Note representing the Registrant’s floating notes due 2028	Current Report on Form 8-K (File No. 001-37580)	August 10, 2026
4.3		Form of Global Note representing the Registrant’s 4.500% notes due 2028	Current Report on Form 8-K (File No. 001-37580)	August 10, 2026
4.4		Form of Global Note representing the Registrant’s floating rate notes due 2029	Current Report on Form 8-K (File No. 001-37580)	August 10, 2026
4.5		Form of Global Note representing the Registrant’s 4.625% notes due 2029	Current Report on Form 8-K (File No. 001-37580)	August 10, 2026
4.6		Form of Global Note representing the Registrant’s 4.875% notes due 2031	Current Report on Form 8-K (File No. 001-37580)	August 10, 2026
4.7		Form of Global Note representing the Registrant’s 5.200% notes due 2033	Current Report on Form 8-K (File No. 001-37580)	August 10, 2026
4.8		Form of Global Note representing the Registrant’s 5.450% notes due 2036	Current Report on Form 8-K (File No. 001-37580)	August 10, 2026
4.9		Form of Global Note representing the Registrant’s 6.250% notes due 2046	Current Report on Form 8-K (File No. 001-37580)	August 10, 2026
4.10		Form of Global Note representing the Registrant’s 6.375% notes due 2056	Current Report on Form 8-K (File No. 001-37580)	August 10, 2026
4.11		Form of Global Note representing the Registrant’s 6.500% notes due 2066	Current Report on Form 8-K (File No. 001-37580)	August 10, 2026
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHABET INC.
October 28, 2026	By:	/s/ ANAT ASHKENAZI
Anat Ashkenazi
Senior Vice President, Chief Financial Officer

ALPHABET INC.
October 28, 2026	By:	/s/ MARSIDA SARACI
Marsida Saraci
Vice President, Corporate Controller and Principal Accounting Officer